Form 10QSB
period 1996-03-31
NUTRITION FOR LIFE INTERNATIONAL INC
filed 1996-05-15
CIK 913614

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1996

                        Commission File Number 0-26362



                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                    --------------------------------------
            (Exact name of registrant as specified in its charter)


                  Texas                               76-0416176
      -----------------------------         -------------------------------
         (State or jurisdiction                     (I.R.S. Employer
     of incorporation or organization)              Identification No.)


                              9101 Jameel Road,
                             Houston, Texas 77040
                   (Address of Principal Executive Offices)

                                (713) 460-1976
             (Registrant's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes    X        No______
             -----


        As of May 8, 1996 there were 5,516,038 shares of common stock,
                    $0.01 par value per share, outstanding.

NUTRITION FOR LIFE INTERNATIONAL, INC.
Index
- --------------------------------------------------------------------------------
                        PART I - Financial Information


                                                                   Page

ITEM 1. FINANCIAL STATEMENTS

        Nutrition For Life International, Inc.

        Balance Sheets                                               3
          March 31, 1996 and September 30, 1995

        Statements of Operations                                     4
          for the Three and Six Months Ended March 31, 1996 and 1995

        Condensed Statements of Cash Flows                           5
          for the Six Months Ended March 31, 1996 and 1995

        Notes to Financial Statements                                6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL            7
        CONDITION AND RESULTS OF OPERATIONS


                          PART II - Other Information


ITEM 1. LEGAL PROCEEDINGS                                           11


ITEM 5. OTHER INFORMATION                                           11



Signatures                                                          12

                        Part I - Financial Information

Item 1 - Financial Statements

NUTRITION FOR LIFE INTERNATIONAL, INC.

Balance Sheets (Unaudited)
- --------------------------------------------------------------------------------


                                                                                   March 31,            September 30
                                                                                     1996                  1995
                                                                                  -----------           -----------
                      - Assets -
Current assets:
        Cash and cash equivalents                                                 $13,703,345           8,960,100
        Investments - U.S. Government Agencies                                      3,944,019                  --
        Accounts receivable, net                                                      517,404             172,762
        Inventory                                                                   4,290,871           2,267,617
        Prepaid expenses and other current assets                                     331,324              89,251
                                                                                  -----------          ----------

                Total current assets                                               22,786,963          11,489,730

Fixed assets, net                                                                   1,629,658             620,818
Deferred tax asset, net                                                               547,859              79,142
Intangible assets, net                                                                182,360             227,498
Other assets                                                                          176,237             148,425
                                                                                  -----------          ----------
                                                                                  $25,323,077          12,565,613
                                                                                  ===========          ==========

      - Liabilities and Stockholders' Equity -

Current liabilities:
        Accounts payable                                                          $ 3,310,422           2,389,706
        Accrued bonuses and commissions                                             3,010,967           1,266,616
        Accrued expenses and other liabilities                                        847,085             559,415
        Deferred income                                                             1,497,428             347,795
        Federal and state tax payable                                               1,710,937             843,737
                                                                                  -----------           ---------
                Total current liabilities                                          10,376,839           5,407,269
                                                                                  -----------           ---------
Stockholders' equity:
        Preferred stock, $.001 par value; authorized 1,000,000 shares                     --                  --
        Common stock, $.01 par value; authorized 10,000,000
                shares; issued and outstanding 5,498,849 in March 1996
                and 5,056,524 in September 1995                                        54,988              50,565
        Additional paid-in capital                                                  9,678,332           8,089,992
        Retained earnings (deficit)                                                 5,212,918            (982,213)
                                                                                  -----------          ----------
                Total stockholders' equity                                         14,946,238           7,158,344
                                                                                  -----------          ----------
                                                                                  $25,323,077          12,565,613
                                                                                  ===========          ==========

       The accompanying notes are an integral part of these statements.

NUTRITION FOR LIFE INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
- --------------------------------------------------------------------------------

                                             THREE MONTHS                             SIX MONTHS
                                            ENDED MARCH 31,                          ENDED MARCH 31,
                                       ------------------------                 -------------------------
                                         1996             1995                    1996             1995
                                       ---------       ----------               ---------         ---------
Net sales                          $   30,315,402       6,011,548               51,577,877        11,246,826
                                       ----------       ---------
Cost of sales:                                                                  ----------        ----------
  Cost of goods sold                    8,731,562       2,027,717               14,895,271         3,726,741
  Distributor commissions and bonuses  11,906,667       2,438,391               20,235,104         4,504,248
                                       ----------       ---------               ----------         ---------
    Cost of sales                      20,638,229       4,466,108               35,130,375         8,230,989
                                       ----------       ---------               ----------         ---------
    Gross profit                        9,677,173       1,545,440               16,447,502         3,015,837

Marketing, distribution and
 administrative expenses                4,116,129       1,237,636                7,017,809         2,441,233
                                        ---------       ---------                ---------         ---------

    Operating income                    5,561,044         307,804                9,429,693           574,604
                                        ---------         -------                ---------          --------

Other (expenses) income:
  Interest, net                           186,398         (14,373)                 337,762           (29,570)
  Other, net                              (19,090)        (10,386)                 (38,823)          (23,860)
                                          -------         -------                  -------           -------

                                          167,308         (24,759)                 298,939           (53,430)
                                          -------         -------                  -------            -------

    Income before income taxes          5,728,352         283,045                9,728,632           521,174

Income taxes                            2,086,500              --                3,533,500                --
                                        ---------         -------                ---------           --------

    Net Income                      $   3,641,852         283,045                6,195,132           521,174
                                        =========         =======                =========           =======

Earnings per share:
   Primary                          $      .55              .10                      .94               .18
                                           ===              ===                      ===               ===

   Fully diluted                    $      .55              .07                      .94               .13
                                           ===              ===                      ===               ===

       The accompanying notes are an integral part of these statements.

NUTRITION FOR LIFE INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                           Six Months
                                                                                         Ended March 31,
                                                                                 -----------------------------
                                                                                      1996            1995
                                                                                 --------------   ------------
Net cash provided by operating activities                                        $  8,254,591        886,878

Net cash used in investing activities                                              (5,104,109)      (108,144)

Net cash provided by financing activities                                           1,592,763          4,375
                                                                                 ------------      ---------
        Net increase in cash and cash equivalents                                   4,743,245        783,109

Cash and cash equivalents at beginning of period                                    8,960,100        639,164
                                                                                 ------------     -----------
Cash and cash equivalents at end of period                                       $ 13,703,345      1,422,273
                                                                                 ============      ==========



       The accompanying notes are an integral part of these statements.

NUTRITION FOR LIFE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements of Nutrition For Life International, Inc. (the Company) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1996 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report. The results of operations for the periods ended March 31, 1996 are not necessarily indicative of operating results for the full year.

Item 2 - Management's Discussion and Analysis of Financial

Condition and Results of Operations

NUTRITION FOR LIFE INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
                             RESULTS OF OPERATIONS

     The Company develops, markets and sells an extensive product line of nutritional supplements and other consumer products through its network of distributors. Net sales for the six months ended March 31, 1996 increased by $40,331,051 or 358.6% to $51,577,877 from $11,246,826 for the six months ended
March 31, 1995. The increase in net sales is a result of the Company increasing its number of distributors and its sales per average number of distributors. As of March 31, 1996 the Company had 82,452 distributors compared to 44,422 at march 31, 1995. The Company's net sales per average number of distributors per month increased from $46 during the six month period ended March 31, 1995 to $123 for the six months ended March 31, 1996. Approximately 49% of the increase in net sales was due to new distributors electing to purchase the Instant Executive Pack, an assortment of the Company's products for $1,000. The Instant Executive Pack is a program which allows distributors to qualify for the executive level in the Company's marketing program on an accelerated basis. The future viability of the Instant Executive Pack program is uncertain as a result of the matters discussed in detail under "Other Information" below.

     The Company markets and distributes an extensive product line of over 250 items. The product line consists of primarily consumable products that are designed to target the growing consumer interest in natural health alternatives for nutrition and personal care. The Company believes that the increase in number of distributors and sales per average number of distributors is attributable to several factors, including the Company's enhanced line of nutrition and health products, the Company's attractive compensation plan and the training, and development and support programs offered to assist the Company's distributors. Whether the present level of distributors and sales can be maintained depends on the effect, if any, of the matters discussed under "Other Information" below.

     Cost of sales increased by $26,899,386 or 326.8% to $35,103,375 for the six months ended March 31, 1996 from $8,230,989 for the six months ended March 31, 1995. Expenses included in cost of sales are cost of goods sold (product cost, shipping cost and supplies) and distributor commissions and bonuses. Cost of goods sold increased $11,168,530 or 299.7% to $14,895,271 for the six months ended March 31, 1996 from $3,726,741 for the period ended March 31, 1995. Commissions and bonuses paid to distributors increased 349.2% or $15,730,856 to $20,235,104 for the six months ended March 31, 1996 from $4,504,248 for the six months ended March 31, 1995.

     Gross profit increased by 445.4% or $13,431,665 from $3,015,837 for the six months ended March 31, 1995 to $16,447,502 for the six months ended March 31, 1996. Gross profit as a percentage of sales increased from 26.8% for the six months ended March 31, 1995 to 31.9% for the six months ended March 31, 1996.

     Marketing, distribution and administrative expenses increased $4,576,576 or 187.5% from $2,441,233 for the six months ended March 31,1995 to $7,017,809 for the six months ended March 31, 1996. As a percentage of net sales, marketing distribution and administrative expenses decreased to 13.6% for the six months ended March 31, 1996 from 21.7% for the six months ended March 31, 1995. The dollar increase resulted primarily from increased personnel costs, credit card fees, postage and professional fees to support the Company's growth.

     Operating income for the six months ended March 31, 1996 increased $8,855,089 or 1541.1 % to $9,429,693 from $574,604 for the six months ended
March 31,1995, principally as a result of the higher level of sales and the increase in the gross profit as a percentage of sales. Operating income as a percentage of sales increased from 5.1% for the six months ended March 31, 1995 to 18.3% for the six months ended March 31, 1996.

     Other income increased to $298,939 for the six months ended March 31, 1996 from a deficit of $53,430 for the six months ended March 31, 1995. The increase was primarily a result of interest income earned.

     There was no estimated income tax expense for the six months ended March 31, 1995 under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 (Accounting For Income taxes), utilizing loss carryforwards as a component of income tax expense. As of September 30, 1995, the Company had approximately $553,000 of net operating loss available to carry forward and offset against future earnings. The Company anticipates it will use a significant portion of the available net operating loss carryforwards in fiscal 1996.

     Net income was $6,195,132 for the six months ended March 31, 1996, an increase of 1088.7% compared to $521,174 for the six months ended March 31,1995, principally as a result of a higher level of sales and the increase in gross profit as a percentage of sales.


                    MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company has financed its recent growth primarily from funds obtained from operations. The Company had cash and cash equivalents of $13,703,345 at March 31, 1996 compared to $8,960,100 at September 30, 1995. For the six months ended March 31, 1996, the net cash provided by operations was $8,254,591 and approximately $1,160,090 was used for the acquisition of property and equipment and $3,935,914 for investment in securities of U.S. Government Agencies. The Company also received $1,592,763 from the exercise of warrants issued in the public offering completed July, 1995. The Company received net cash from operations for the six months ended March 31, 1995 of $886,878 and used $108,144 for the acquisition of property and equipment The increase in net cash provided by operations and cash and cash equivalents was a result of record sales and more efficient operations.

     The Company had working capital of $12,410,124 at March 31, 1996 compared to $6,082,461 at September 30, 1995. Approximately 95% of all sales are paid in advance before shipment; therefore, accounts receivable as a percentage of sales averages a relatively low 5% of monthly sales and bad debts have been insignificant.

     Approximately 65% of the Company's net sales are processed through credit card transactions. The Bank which services these transactions has requested that the Company grant the Bank a security interest in the funds deposited from credit card transactions to protect the Bank against customer returns and "charge backs". To accomplish this the Company has agreed to pledge $3,000,000 in repurchase agreements purchased by the Company from the Bank to collateralize the Bank. The Company's returns and credit card "charge backs" did not exceed 5% of net sales for either the three or six months period ended March 31, 1996.

     Subject to the potential adverse effects which could result from the uncertainties discussed below in "Other Information," the Company believes its existing cash resources and revenues to be derived from operations should be sufficient to meet the Company's capital needs and planned expansion requirements for the next 12 months. The Company currently anticipates expanding its operations in established markets and into foreign markets.

     The Company has not been subjected to any material price increases by its suppliers and inflation is not expected to have any material impact on its business during the twelve months.


                               OTHER INFORMATION

     A significant part of the Company's recent growth is attributable to the efforts of Kevin Trudeau, a key independent distributor and his marketing organization (collectively referred to as "Trudeau"). Trudeau has been particularly successful in marketing the Company's Instant Executive Program. As noted above, the Instant Executive Program allows distributors to qualify for the executive level in the Company's marketing program on an accelerated basis. As the Company noted in its Report on Form 10-KSB for the fiscal year ended September 30, 1995, Mr. Trudeau has been convicted twice of criminal charges during the past ten years.

     Mr. Trudeau's criminal past was highlighted in an article which appeared in The Wall Street Journal on January 19, 1996. The author of the article also questioned the legality of Trudeau's marketing practices and, in particular, the offering of products requiring a $1,000 purchase. Similar negative reports were published on the same day by Bloomberg, a news wire service, and by cable television station CNBC. On January 19, 1996, the price of the Company's common stock fell 45%.

     In April 1996, the Company learned that the Attorney General of the State of Illinois filed a Complaint against Kevin Trudeau, the Trudeau Marketing Group, Inc. and Jules Leib, alleging violations of the Illinois Consumer Fraud and Deceptive Business Practices Act and the Illinois Business Opportunity Sales Law of 1995 by, among other things, operating a "pyramid sales scheme." Kevin Trudeau, through KT Corp., is a key distributor of the Company. Mr. Leib works with Mr. Trudeau. The relief sought includes a temporary restraining order and permanent injunction against offering to sell the opportunity to become an instant executive or distributor for Trudeau Marketing Group, Inc., as well as civil penalties and a requirement for the Trudeau Marketing Group, Inc. to make restitution to Illinois residents who participated in the "pyramid sales scheme."

     A hearing on the temporary restraining order was commenced on April 23, 1996. The Company has been informed that the parties consented to an "Agreed Temporary Restraining Order" which became the Order of the Court on April 23, 1996. It is stated therein that the Defendants dispute the allegations contained in the Complaint and Motion for Temporary Restraining Order and have agreed to the entry of the Temporary Restraining Order with a view toward resolving their differences.

     Pursuant to the Order, the Defendants agreed to commence proceedings within one week to dissolve the Trudeau Marketing Group, Inc., to cease recruiting and sponsoring people to be instant executives with the Company, and to cease advertising the Company's instant executive program and enrolling new distributors in the Company's order assurance program. It is stated that the Order does not prevent them from selling the Company's products if these products do not describe or encourage participation in the Company's instant executive program and that they may sponsor people into the Company by selling them a Company kit for $35. The Order does not prejudice the Defendants' right to a hearing on a preliminary injunction set for June 19, 1996. The parties have agreed to meet in May, 1996 to discuss resolution of the proceedings. The Defendants have also agreed to communicate this Order to distributors in Illinois.

     In addition, the Secretary of State of the State of Illinois has issued to Mr. Trudeau and the Trudeau Marketing Group a Summary Order to Cease and Desist prohibiting them from offering or selling "business opportunities" in the State of Illinois. Generally, a "business opportunity" is an agreement involving sales of products or services enabling the purchaser to start a business when the purchaser is required to pay more than $500. Many other states have "business opportunity" statutes and several states have indicated to Mr. Trudeau that they are reviewing his activities and monitoring the Illinois proceedings.

     Mr. Trudeau has confirmed to the Company that he will comply with the aforementioned orders. In addition, he has returned to the Company for cancellation warrants to purchase 500,000 shares of the Company's common stock exercisable at $12.50 per share. The warrants were issued to Mr. Trudeau in October 1995 and, prior to cancellation, were exercisable from April 1996 to October 1998.

     In April 1996, the Company received notice from the Securities and Exchange Commission ("Commission") of a formal order of private investigation into possible violations by the Company of the federal securities laws. Although the Commission may explore various acts of, and filings by, the Company, the inquiry appears to be concentrated on the Company's "executive" level distributor program. With the assistance of special counsel, the Company is cooperating in providing information requested by the Commission. As the investigation is still in its initial stages, the Company cannot predict the ultimate outcome of the investigation.

     The Company does not believe the manner in which it markets its products constitutes a pyramid scheme. The only requirements for a person to become a distributor are to be sponsored by an existing distributor and to purchase a "distributor success kit" from the Company. A distributor success kit currently costs approximately $35 and provides sales aids, brochures, order forms, audio and video cassette recordings and a subscription to the Company's monthly publication, Lifestyles.

     Distributors may also become an "executive" by generating a cumulative sales volume ranging from $1,000 to $1,500 by the distributor and his downline sales organization in the aggregate. "Executive" status entitles distributors to earn commissions on product sales generated by other distributors in their downline organizations. The Company intends to continue to review its "executive" program and other aspects of its network marketing system and may make changes it deems appropriate.

     The Company's growth in distributor enrollment was strong in the six months ended March 31, 1996. The Company's continued growth depends to a significant degree on its ability to retain and motivate its existing distributors and to attract new distributors. The Company experiences significant competition in the marketing of its products. The Company has been successful in competing by offering products which are attractive to health-conscious consumers. However, if the negative reports in the financial media or any legal developments caused distributor recruitment and/or retention to suffer, there could be an adverse material effect on the Company's future results of operations and its financial condition.

Part II - Other Information
NUTRITION FOR LIFE INTERNATIONAL, INC.
- --------------------------------------------------------------------------------



ITEM 1. - LEGAL PROCEEDINGS

        The Company is not a party to any pending material legal proceedings. However, as noted in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report, a key distributor of the Company is a defendant in an action commenced by the Attorney General of the State of Illinois. The disposition of that proceeding, and other proceedings that could be commenced against either that distributor, or the Company, could have a material adverse impact on the Company's financial condition and results of future operations.

        In addition, as also discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company received notice from the Securities and Exchange Commission of a formal investigation into possible violations by the Company of the federal securities laws. The pendency and/or adverse disposition of these proceedings could also have a material adverse impact on the Company's financial condition and results of future operations.

ITEM 2. - OTHER INFORMATION

        For other information see "Other Information" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company has leased a 41,000 square foot warehouse facility in Houston, Texas, which it occupied in December 1995. The Company also leases a 37,000 square foot facility used for its executive offices in Houston, Texas. The Company moved to these offices in February 1996. Both leases are with non-affiliates. The future minimum lease payments under these leases as of March 31, 1996 are as follows:


             Years Ending September 30            Approximate Amount
             -------------------------            ------------------

                        1996                            187,956
                        1997                            372,368
                        1998                            387,810
                        1999                            397,745
                        2000 and thereafter             759,479
                                                     ----------

                                                     $2,105,358
                                                     ==========

NUTRITION FOR LIFE INTERNATIONAL, INC.
- --------------------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                                 (Registrant)


 Dated: May 14, 1996             By: /s/ Barry C. Loder
                                    __________________________________________
                                                 Barry C. Loder
                                    Vice President and Chief Financial Officer


                                 By: /s/ Ronnie D. Meaux
                                    __________________________________________
                                                 Ronnie D. Meaux
                                            Vice President, Treasurer and
                                             Principal Accounting Officer