Form 10KSB/A
period 1995-09-30
NUTRITION FOR LIFE INTERNATIONAL INC
filed 1996-07-11
CIK 913614

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 FORM 10-KSB/A

           X   Annual Report Under Section 13 or 15(d) of The Securities
          ---
               Exchange Act of 1934 (Fee Required) for the Fiscal Year Ended
               September 30, 1995

               Transition Report Under Section 13 or 15(d) of The
          ---
               Securities Exchange Act of 1934 (No Fee Required) for the Transition Period from ________ to ________

                         Commission file number 0-26362
                                                -------

                     NUTRITION FOR LIFE INTERNATIONAL, INC.
                     --------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Texas                                            76-0416176
          -----                                            ----------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        identification No.)


  9101 Jameel, Suite 180
     Houston, Texas                                     77040
   ----------------------                               -----
(Address of principal executive office)               (Zip Code)

        Issuer's telephone number, including area code:  (713) 460-1976

          Securities Registered Pursuant to Section 12(b) of the Act:

                                            Name of each Exchange
          Title of each Class               on Which Registered
               None                                  None

          Securities Registered Pursuant to Section 12(g) of the Act:

                          $.01 par value common stock
                          ---------------------------
                                (Title of Class)


                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         NUTRITION FOR LIFE INTERNATIONAL, INC.
                         (Registrant)



Date:  July 11, 1996        By: /s/ Ronnie D. Meaux
                               -------------------------------------------------
                               Ronnie D. Meaux, Vice-President and Treasurer

                                     PART I

                        ITEM 1.  DESCRIPTION OF BUSINESS

Business Development
- --------------------

     The Company is a Texas corporation organized in September 1993 to be the surviving corporation of the merger (the "Merger") of the Company and its predecessors, Nutrition Express Corporation of Colorado, Inc. and Nutrition Express Corporation of Utah, Inc. The Merger was effected in June 1994.

     The Company develops products that are designed for health-conscious consumers, and sells those products to consumers through its network of independent distributors. The Company has developed a network of over 57,000 distributors. The Company offers a product line of approximately 250 products in eight categories, including nutritional supplements, health foods, weight management items, skin care products, and other consumer products.

     The Company develops products that it believes will have market appeal to its distributors and their customers, and assists its distributors in building their own businesses. The advantages the Company offer to distributors is that they can start a business without normal start-up costs and other difficulties usually associated with new ventures. The Company provides product development, marketing aids, customer service, and essential record-keeping functions for its distributors. The Company also provides other support programs to the distributors including satellite broadcasts, international teleconferencing calls, international and regional seminars, a proprietary "monthly" magazine, and business training systems.

     Distributors actively recruit interested people to become new distributors for the Company. These recruits are placed beneath the recruiting distributor in the "network" and are referred to by the Company as that distributor's "downline". Distributors earn commissions on sales generated by the distributors in their downline as well as on the sales they generate directly.

     The Company's marketing program is designed to provide incentive for distributors to build an organization of recruited distributors in their downline to maximize their earning potential. The Company has experienced an increase in the number of distributors from approximately 37,800 on September 30, 1994 to 57,300 on September 30, 1995. The Company's sales per average number of distributors increased from $44 per month during the year ended September 30, 1994 to $58 per month for the year ended September 30, 1995. The Company believes that the increases in the number of distributors and the monthly sales per average number of distributors were the result of the Company's ability to increase sales of its health-related products by timely introduction of new products, increased public awareness of nutrition and its benefits, an innovative marketing program, including the opportunity to become an executive distributor and earn commissions and bonuses, and increased public confidence that network marketing is a viable method to distribute product and earn supplemental income.

     The Company purchases most of its products directly from manufacturers and sells them to its independent distributors located in all 50 states, the District of Columbia, Puerto Rico, Guam, Canada, Korea and the Philippines. Recently, the Company has expanded the number of its distributors located in Canada, Guam, and Puerto Rico. The Company expects to expand its efforts in these countries and in other parts of the world.

     The Company intends to pursue its business strategy of increasing sales and profitability by (1) attracting and retaining distributors to its network marketing system; (2) increasing product sales to existing distributors; and (3) expanding its marketing activities into new international markets.

     During the fiscal year ended September 30, 1995, the Company's executive offices were located at 8801 Jameel, Suite 100, Houston, TX 77040. Its telephone number is (713) 460-1976. In February 1996, the Company's executive offices were moved to 9101 Jameel, Suite 180, Houston, TX 77040.

Distribution and Marketing
- --------------------------

     The Company's products are distributed through a network marketing system consisting of a network of over 57,300 distributors. Distributors are independent contractors who purchase products directly from the Company for their own use and for resale to retail consumers. Distributors may elect to work on a full-time or part-time basis. Management believes that its network marketing system is well suited to marketing its nutritional supplements and other products because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, many of whom use the Company's products themselves. The Company encourages its distributors to use the Company's products. The Company has experienced an increase in monthly sales per average number of distributors from $44 in the fiscal year ended September 30, 1994 to $58 in the fiscal year ended September 30, 1995. No one distributor accounted for more than 5% of the Company's annual sales in either of the past two fiscal years.

     The Company's ability to increase sales is significantly dependent on its ability to attract, motivate and retain distributors. The Company utilizes an innovative marketing program which it believes is superior to programs offered by other network marketing companies. The program provides financial incentives, distributor training and support, low priced starter kit, no inventory requirements, and low monthly purchase requirements. Management intends to reach potential new distributors through increased advertising, satellite broadcasts, teleconferencing and regional sales meetings. The Company experienced a net increase in the number of distributors during the fiscal year ended September 30, 1994 of 8,377 and during the fiscal year ended September 30, 1995, 19,468 distributors were added.

     Distributors' revenues are derived from several sources. First, distributors may receive revenues by purchasing the Company's products at wholesale prices and selling the Company's products to customers at retail prices. Second, distributors earn the right to receive commissions upon
attaining the level of "executive."   Executive level distributors may earn
commissions on sales generated by other distributors in their downline organization. The qualification for a distributor to earn commissions is a one time requirement and there are three ways of meeting this requirement which are as follows:

     .    Generate a cumulative sales volume of $1,500

     . or generate a cumulative sales volume of $1,200 and enroll in the optional Order Assurance Program

     . or generate a cumulative sales volume of $1,000, enroll in the optional Order Assurance Program at the monthly level of $100 and subscribe to the $21 monthly optional Master Developer Series

An executive level distributor may then attain higher levels of commissions based on sales generated by distributors within his or her organization. Management believes that the right of executive level distributors to earn commissions contributes significantly to the Company's ability to retain its productive distributors. Management also believes that the timely introduction of new and topical programs and products has assisted the Company to increase its network of distributors.

     During the fiscal year ended September 30, 1995, the Company introduced its Instant Executive Program. This program allowed a distributor to make a one time purchase of an Instant Executive Pack, an assortment of the Company's products sold at a distributor cost of $1,000, enroll in the Order Assurance Program and subscribe to the Master Developer Series and instantly become an executive distributor to be eligible to earn commissions and bonuses. The Company has determined to discontinue the use of the Instant Executive Program and the Instant Executive Pack designations. However, the qualification requirements for distributors to attain the level of "executive distributor" and the commissions and bonuses which may be earned as an executive distributor have not changed. See Item 6, "Management's Discussion and Analysis or Plan of Operation-Overview", below:
     To become a distributor, a person must be sponsored by an existing distributor and must purchase a "distributor success kit" from the Company. A distributor success kit currently costs approximately $35 and provides sales aids, brochures, order forms, audio and video cassette recordings and a subscription to the Company's monthly publication, Lifestyles.

     The following table sets forth the number of the Company's distributors on the dates indicated:

                                At September 30,
                                ----------------

Approximate number of         1993     1994     1995
                              ----     ----     ----
distributors(1)
                             29,500   37,800   57,300
_________________________

(1) Includes "active" distributors only. A distributor remains active by generating a minimum of $40 in sales volume at least once every 12 months. In order to maintain executive status and to be eligible for commissions and bonuses, an executive distributor must generate a minimum of $40 in sales volume every other month.

     The Company seeks to expand its distributor base in each market by offering distributors attractive compensation opportunities. Management believes the Company's executive level distributor compensation plan is superior to that of other network marketing organizations because the program offers an opportunity for the distributor to become successful without having to finance a large inventory of products and requires only a modest amount of sales to meet the commission requirements.

     The Company regularly sponsors rallies in various key cities in North America, Puerto Rico, and Pacific Rim countries and participates in motivational and training events in key countries, all of which are designed to inform large numbers of prospective and existing distributors about the Company's product line and selling techniques. Distributors give presentations relating to their experiences with the Company's products and the methods by which they develop their distributor organizations. Specific selling techniques are explained, and emphasis is placed on the need for consistency in using such techniques. Participants are encouraged to ask questions regarding selling techniques and product developments and to share information with other distributors attending the rallies. Distributors are also given opportunities to interact with other distributors and to develop confidence in selling and goal-setting techniques. Motivation is offered to participants in the form of recognition, gifts, excursions and tours, which are intended to foster an atmosphere of excitement throughout the distributor organization. Prospective distributors are educated about the structure, dynamics and benefits of the Company's network marketing system. During the years ended September 30, 1995 and 1994, the Company expended approximately $138,000 and $136,000, respectively, on promotional activities related to distributors' rallies and the annual convention.

     The Company continues to develop marketing strategies and programs to motivate distributors. These programs are designed to increase distributors' monthly product sales and the recruiting of new distributors. Some of the programs that the Company has implemented are as follows:

Car Bonus Program. The Company offers a car bonus program, whereby it makes car payments up to $750 per month for qualifying distributors. The Company has no liability relating to the financing or purchasing of the automobile. The car bonus program was initiated in fiscal 1990. As of September 30, 1995, the Company had 129 distributors in the program. The requirements for a distributor to qualify for the car bonus program are as follows:

     . Generate $100 sales volume for nine consecutive months (or six months if the distributor attends one of the Company's training programs or subscribes to the optional Master Developer Series).

     . The distributors' third level executives must generate at least $4,000 in sales volume for two consecutive months (that would be in either the fifth and sixth month, or eighth and ninth month, depending on qualifications).

     . As the distributors' third level generates higher sales volume, the Company will make larger monthly payments up to a maximum of $750 per month.

Order Assurance Program. The Company provides a program whereby the distributor may enroll in a minimum ordering program in order to maintain eligibility for performance bonuses. Minimum orders ranging from $41 to $300 per month are automatically placed by credit card or check. Differing amounts for the optional Order Assurance Program exist to allow generation of sales volume at levels that correspond to commission and bonus qualification levels, i.e., $40 is the minimum sales volume to remain an active executive; $80 is the minimum sales volume to qualify as a bronze or silver executive; $100 is the minimum sales volume qualification level for the car bonus program; $160 is the minimum sales volume to be eligible for gold executive; and $300 is the minimum sales volume requirement to be a platinum executive. Therefore, this program ensures sales for the Company and the distributors participation in bonus programs. The Order Assurance Program was initiated in fiscal 1993. The Order Assurance Program is voluntary and no restrictions are placed upon any participant's ability to exit the Order Assurance Program. As of September 30, 1995 and 1994, respectively, there were approximately 22,800 and 5,700 participants in the Order Assurance Program.


Personal Recruiting and Sales Campaign. These programs were developed to assist distributors in developing their downlines and increasing product sales. These programs provide special incentives for quicker qualification into the executive level distributor compensation program.

     As a part of the Company's commitment to maintain constant communication with its distributor network, the Company offers the following support programs:

Satellite Network. The Company broadcasts a one hour program twice a week that includes product information and marketing training as well as motivational presentations and "lifestyle" stories of many of its successful distributors. The satellite broadcasts were initiated in fiscal 1994.

24 hour Teleconference. The Company provides 24 hour access to a weekly recorded teleconference call to its distributors that includes interviews with successful distributors, current product information, announcements and product specials offered by the Company. The teleconference calls were initiated in fiscal 1994.

Freedom Magazine. The Company publishes Freedom Magazine, a publication that provides information on the network marketing industry and the Company. The magazine was developed in fiscal 1994 to recruit new distributors by answering the most commonly asked questions by potential new distributors. Management believes it is one of the more effective marketing tools in the industry.

Master Developer Series. The Company provides a monthly subscriber service of leading self development books and audio programs that serve as a link between the philosophy and ideals of the Company and its distributors.

Product Literature. The Company produces for its distributors comprehensive and attractive four color catalogues and brochures that display and describe the Company's products.

Toll Free Access.   The Company furnishes toll free numbers for: (1) placement of orders, (2) customer service assistance, and (3) faxing of orders and applications.

     The Company experienced significant growth in sales in the fiscal year ended September 30, 1995. Management of the Company believes this is directly related to the increases in both the number of distributors and the monthly sales per average number of distributors. Management also believes the significant part of the Company's growth is attributable to the enthusiasm and momentum generated by executive level distributors who are able to motivate their downline organizations through various marketing methods, including the use of newsletters, brochures and other sales aids and the holding of meetings and rallies at the expense of the sponsoring distributor.

     In the last quarter of the fiscal year ended September 30, 1995, one executive level distributor, Kevin Trudeau, was particularly noteworthy in this regard, and he has made a significant contribution to the growth of the Company during this period. In addition to the marketing methods described above, Mr. Trudeau has sponsored radio and newspaper advertisements and radio and television infomercials to attract new distributors. Mr. Trudeau has substantial prior experience in product sales through the use of infomercials. In addition, he has served as a host of a series of infomercials entitled "A Closer Look" and "Vantage Point". During the last several months, he has also frequently served as a guest on the Home Shopping Network.

     Mr. Trudeau is the producer of the "Mega Memory" home study course and is the author of Kevin Trudeau's Mega Memory book which was published in 1995 by
              ----- --------- ---- ------
William Morrow. He founded the American Memory Institute, a memory training school, in 1983. Mr. Trudeau is also frequently featured as a prominent speaker at motivational seminars and other programs.

     During the past five years, Mr. Trudeau has also been engaged in other entrepreneurial activities, including KT Corp., which is a distributor of the Company, the Trudeau Marketing Group, which markets sales aids, memory tapes and other products to distributors of the Company, and Mega Systems, Inc., which markets memory and other home study courses. Mr. Trudeau is no longer employed by Mega Systems, Inc.

     In 1990 Mr. Trudeau plead guilty in a Massachusetts state court to larceny involving a bank overdraft. He was incarcerated for 21 days and received a suspended sentence of three years. In 1991, Mr. Trudeau plead guilty in federal court in Massachusetts to a charge of providing false information on a credit card application and was sentenced to 24 months incarceration and 24 months supervised release. Mr. Trudeau has informed the Company that he is no longer under any parole or other type of supervised provisions. In addition, in 1990, Mr. Trudeau filed a Petition under Chapter 13 of the Bankruptcy Code in the United States Bankruptcy Court in Dallas, Texas. Shortly after the filing, Mr. Trudeau withdrew the Petition and no further action was taken.

Markets
     The following chart sets forth the countries in which the Company currently operates, the year operations were commenced in each country, and product and historical sales information by country during the past five years.

                           Year Ended September 30,
                           -------------------------
                               (in Thousands)
                   Year
Country           Entered   1993     1994     1995
- ----------------  -------  -------  -------  -------
United States        1984  $12,700  $14,700  $25,800
Canada               1993    1,000    2,400    4,200
Puerto Rico          1994      ---      300    2,200
Korea(1)             1991      100      100      100
Philippines(1)       1993      100      100      100
- ---------------------

(1) The Company sells its products to distributors in Korea and the Philippines which do not use the Company's network marketing system.

     The Company currently plans to enter additional markets outside the continental United States at the rate of approximately one new market per year. Upon deciding to enter a new market, the Company will hire local legal counsel to help ensure that the Company's network marketing system and products comply with all applicable regulations and that the Company's profits may be expatriated. In addition, local counsel will help to establish favorable public relations in the new market by acting as an intermediary between the Company and local regulatory authorities, public officials and business people. Local counsel will also be responsible for explaining the Company's products and product ingredients to appropriate regulators and, when necessary, will arrange for local technicians to conduct required ingredient analysis tests of the Company's products.

     If regulatory approval is required in a foreign market, the Company's local counsel will work with regulatory agencies to confirm that all of the ingredients of the Company's products are permissible within the new market. During the regulatory compliance process, the Company may alter the formulation, packaging or labeling of its products to conform to applicable regulations as well as local variations in customs and consumer habits, and the Company may modify certain aspects of its network marketing system as necessary to comply with applicable regulations.

     Following completion of the regulatory compliance phase, the Company will undertake the steps necessary to meet the operational requirements of the new market. The Company will initiate plans to satisfy the inventory, distribution, personnel and transportation requirements of the new market, and the Company will modify its distributor manuals, cassette recordings, videocassette and other training materials as necessary to be suitable for the new market. The Company has prepared manuals in French and Spanish. Currently, the Company's products are distributed to all markets from the Company's Houston, Texas distribution center.

     In August 1994, to assist the Company in its entry into new markets, the Company retained the services of Dr. David Santiago. In December 1995, Dr. Santiago and the Company agreed to a termination of their relationship.

Products

     The Company markets and distributes an extensive product line of over 250 items in eight different categories: (1) vitamins and minerals and antioxidants; (2) Nutique personal care items; (3) food and weight management items; (4) herbal formulas, (5) homeopathic and special formulas; (6) cleaning concentrates; (7) filtration systems; and (8) self-improvement programs. The line consists of primarily consumable products that are designed to target the growing consumer interest in natural health alternatives for nutrition and personal care. In developing its product line, the Company has emphasized quality, purity, potency, and safety.

Vitamins and minerals and antioxidants. The Company markets approximately 33 vitamin and mineral products that are offered in a variety of combinations including the Company's proprietary Grand Master/(R)/, Master-Key-Plus/(R)/, and OraFlow Plus/(R)/ formulations.

Nutique personal care items. The Company markets 33 Nutique hair and skin care products including skin care formulas for men and women, shampoo and conditioner, hand and body lotions, sunscreen, an alphahydroxy acid skin rejuvenating complex, and a thigh creme. Each of these products contains ingredients that are formulated to promote healthier looking skin and hair.

Food and weight management items. The Company markets over 52 food and weight management products. These include a whey beverage in four flavors, the Nutri-Mac line of pastas, the Nutri-Blend flour and baking mixes, instant food shakes, fiber products, the Nutri-Cookie/(TM)/, and Lean Life/(R)/, a herbal weight management formulation.

Herbal formulas. The Company's 36 herb and herbal formulation products are produced using only natural ingredients and are precisely measured and carefully processed into a convenient tablet or capsule form. The line consists of many traditionally popular herbs such as alfalfa, ginkgo biloba, and garlic, as well as special blends developed by the Company.

Homeopathic and special formulas. Homeopathic remedies, when prepared in minute amounts, mimic disease symptoms and stimulate the body's defense systems. The Company offers 62 homeopathic remedies that have been formulated in accordance with the Homeopathic Pharmacopoeia of the United States. In addition, the Company markets a variety of other special formula products including shark cartilage liquid and capsules, pain relief formulations, cough syrup, digestive aids, sports massaging gel, a special formula dentifrice and special phytochemical products.

Cleaning concentrates. The Company markets household cleaning products that are non-volatile and biodegradable. There are 19 products, including a liquid hand and body soap, dishwasher concentrate, laundry concentrates, laundry softener, a heavy duty cleaner-degreaser, and a pine disinfectant.

Filtration systems. The Company markets 27 products designed to test or improve the quality of air and water, including electrostatic air filters, radon testing kits and water filtration systems.

Self improvement programs.   The Company markets the Mega Memory Cassette Course
and other tape products primarily through arrangements with the American Memory Institute and Nightingale Conant.

     The Company continually seeks to identify, develop and introduce innovative, effective and safe products. During the fiscal year ended September 30, 1995 the Company introduced over 25 new products or services. Management believes that its ability to introduce new products increases its distributors' visibility and competitiveness in the marketplace.

New Product Development

     The Company expands its product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, the Company's management and consultants, and outside parties. Prior to introducing products into the Company's markets, local counsel and other representatives retained by the Company investigate product formulation matters as they relate to regulatory compliance and other issues. To the extent possible, the Company's products are formulated to suit both the regulatory and marketing requirements of the particular market.

     The Company does not maintain its own product research, development and formulation staff but relies upon independent research, vendor research departments, research consultants and others for such services. When the Company, one of its consultants or another party identifies a new product concept or when an existing product must be reformulated for introduction into a new or existing market, the new product concept or reformulation is generally submitted to the Company's suppliers for technological development and implementation. The Company owns the proprietary rights to a majority of its product formulations.

Product Warranties and Returns

     The Company's product warranties and policy regarding returns of products are similar to those of other companies in the industry. If a retail purchaser of any of the Company's products is not satisfied with the product, he may return it to the distributor from whom he purchased it at any time within 30 days of his purchase. The distributor is required to refund the purchase price to the retail purchaser. The distributor may then return the unused portion of the product to the Company for an exchange of equal value. Most products are warranted against defect by the manufacturers of those products. Most products returned to the Company, however, are not found to be defective in manufacture. As a result, most products returned to the Company are replaced by the Company at its cost. Additionally, if a distributor resigns and returns resalable products, the distributor is entitled to a refund equal to 100% of the price paid for the products less a 10% restocking fee and less commissions and bonuses paid to that distributor. For the fiscal year ended September 30, 1995, the cost of products returned to the Company was insignificant.

Management Information System

     The Company maintains a proprietary computerized system for processing distributor orders and calculating distributor commission and bonus payments which enables it to remit such payments promptly to distributors. The Company believes that prompt remittance of commissions and bonuses is vital to maintaining a motivated network of distributors and that this has enhanced the loyalty of the distributors to the Company.

     The Company's computer system provides each distributor a detailed monthly accounting of all sales and recruiting activity in his or her downline. These convenient statements eliminate the need for substantial record keeping on behalf of the distributor. The computer system also is fully integrated with the Company's financial reporting system that generates monthly reports, invoices and payroll. As a precaution, duplicate copies of the Company's computer records are transferred daily to an off-site location for safekeeping.

Manufacturing and Supplies

     The Company currently purchases all of its vitamins, nutritional supplements and all other products from third parties that manufacture such products to the Company's specifications and standards. During the fiscal years ended September 30, 1995 and 1994, the Company purchased approximately 29% and 40% of its inventory, respectively, from NION Laboratories ("NION"). Richard S. Kashenberg, a director of the Company, is the chief executive officer of NION. Until June, 1995 NION was owned by Shermfin Corp., the Company's largest shareholder, and Mr. Kashenberg. Since June 1995 NION has been owned by a privately held corporation with no affiliation with the Company other than Mr. Kashenberg's continuation as the chief executive officer of NION. Since June 1995 NION has continued to be a principal supplier of product to the Company and the Company believes that its relationship with NION is satisfactory. The Company purchased products from NION in the approximate amounts of $2,258,000 and $1,706,000 for the twelve months ended September 30, 1995 and 1994, respectively. However, there can be no assurance that NION will continue to be a significant and reliable supplier to the Company.

     The Company does not have long term supply agreements with NION or any other vendor. Although the Company believes that it could establish alternate sources for most of its products, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of revenues to the Company.

     The Company places significant emphasis on quality control. All nutritional supplements, raw materials and finished products are subject to sample testing, weight testing and purity testing by independent laboratories.

Trademarks and Service Marks

     Most products are packaged under the Company's "private label". The Company has registered trademarks with the United States Patent and Trademark Office for its Master Key Plus/(R)/, Oraflow Plus/(R)/, LeanLife/(R)/, Requin 3/(R)/, Grand Master/(R)/, Phytonol/(R)/, and Phytogreen/(R)/. It has applied for trademark registration for its Nutri-Cookie/TM/ and the ThinPen/TM/.

Competition

     The Company competes with many companies marketing products similar to those sold and marketed by the Company. It also competes intensely with other network marketing companies in the recruitment of distributors.

     There are many network marketing companies with which the Company competes for distributors. Some of the largest of these are Nature's Sunshine, Inc., Herbalife International, Inc., and Rexall Sundown, Inc. Each of these companies is substantially larger than the Company and has significantly greater resources. The Company competes for distributors by means of its marketing program that includes its commission structure, training and support services, and other benefits.

     Not all competitors market all types of products marketed by the Company, and some competitors market products and services in addition to those marketed by the Company. For example, some competitors are known for and are identified with sales of herbal formulations, some are known for and are identified with sales of household cleaning and personal care products, and others are known for and are identified with sales of nutritional and dietary supplements. The Company's principal methods of competition for the sale of products are its responsiveness to changes in consumer preferences and its commitment to quality, purity, and safety.

Government Regulation

     Although the Company confines its activities to marketing and distribution, the manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by federal agencies, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service and the United States Environmental Protection Agency. These activities are also subject to regulation by various agencies of the states and localities in which the Company's products are sold.

     In November 1991, the FDA issued proposed regulations designed to, among other things, amend its food labeling regulations. The proposed regulations met with substantial opposition. In October 1994, the "Dietary Supplement Health and Education Act of 1994" (the "Dietary Supplement Law") was enacted. Section 11 of the Dietary Supplement Law provided that the advance notice of proposed rule making by the FDA concerning dietary supplements was null and void. FDA regulations that became effective on June 1, 1994 would require standard format nutrition labeling on dietary supplements. However, because the new Dietary Supplement Law also addresses labeling of dietary supplements, the FDA has indicated that it will not enforce its labeling regulations until January 1, 1997. In the interim, new regulations are expected to be proposed by the FDA. Because the FDA has not yet reconciled its existing regulations with the new Dietary Supplement Law, the Company cannot determine to what extent any changed or amended regulations will affect its business.

     The Dietary Supplement Law did not affect the July 1, 1994 effectiveness of the FDA's health claims regulations. Those regulations prohibit any express or implied health claims for dietary supplements unless such claims are approved in advance by the FDA through the promulgation of specific authorizing regulations. Such approvals are rarely provided by the FDA. Therefore, no claim may be made on a dietary supplement label or in printed sales literature, "that expressly or by implication characterizes the relationship of any substance to a disease or health-related condition". The Company cannot determine what effect currently proposed FDA regulations, when and if promulgated, will have on its business in the future. Such regulations could, among other things, require expanded or different labeling, the recall or discontinuance of certain products, additional record keeping and expanded documentation of the properties and certain products and scientific substantiation. In addition, the Company cannot predict whether new legislation regulating its activities will be enacted, which new legislation could have a material adverse effect on the Company.

     The Company has an ongoing compliance program with assistance from experienced FDA counsel regarding the nature and scope of food and drug legal matters affecting the Company's business and products. The Company is unaware of any legal actions pending or threatened by the FDA against the Company.

Employees

     At September 30, 1995, the Company employed approximately 78 persons, of whom 76 persons were full-time employees. The majority of the Company's employees are office, clerical and warehouse employees. The Company believes that its relationship with its employees is good.

Litigation

     To the knowledge of the management of the Company, there is no material litigation pending or threatened against the Company nor are there any such proceedings to which the Company is a party, except that inquiries have been made by various state agencies concerning the marketing of the Company's programs. In addition, a formal investigation has been commenced by the Securities and Exchange Commission regarding possible violations by the Company of the federal securities laws. See Item 6 herein and the Company's Report on Form 10-QSB for the quarter ended March 31, 1996.

                                    PART II

                 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
Overview
- --------

     The Company develops products that are designed for health conscious consumers, and sells those products through its network of over 57,300 independent distributors. The Company offers a line of approximately 250 products in eight categories, including nutritional supplements, health foods, weight management items, skin care products and other consumer products.

     The Company has experienced rapid growth in both revenues and income during the past three fiscal years. Management believes that the Company's success is attributable primarily to the Company's emphasis on continually improving both its marketing programs and product offerings and the efforts of its independent distributors in attracting new distributors to the Company's network. The Company's revenue expansion has been the result of growth in both domestic and foreign markets. The Company intends to expand its efforts in these areas and also expects to enter into markets in other countries outside the United States. The rate and extent of this expansion will depend upon many factors, including sales momentum, the effect of government regulations, and general economic conditions.

     Subsequent to the end of the Company's fiscal year ended September 30, 1995, there was substantial negative publicity regarding Kevin Trudeau (a key distributor of the Company), his prior criminal convictions and his marketing methods, including the promotion of the Instant Executive Program. In addition, a court proceeding was initiated in April 1996 by the Illinois Attorney General against Mr. Trudeau and the Trudeau Marketing Group, Inc. Mr. Trudeau consented to a temporary restraining order, among other things, restricting his personal recruitment of Instant Executive distributors in Illinois.

     Although the Company was not named a defendant in the Illinois action, the Company determined to initiate discussions with the Illinois Attorney General's office to resolve concerns regarding the Company's programs. The Illinois Attorney General's office informed the Company that its representatives have also communicated with regulatory officials in other states regarding the discussions with the Company. Although not finalized, the Company presently anticipates that it will enter into an administrative order of assurance of voluntary compliance with the State of Illinois and other states. The Company has taken measures in anticipation of this agreement and in order to reduce confusion and misunderstanding regarding the operation of the Company's network marketing program, including the elimination of the Instant Executive designation and emphasis on the proper presentation of the Company's marketing plan. However, the qualification requirements for distributors to attain the level of "executive distributor" and the commissions and bonuses which may be earned as an executive distributor have not changed. The ultimate effect of these actions and any regulatory agreements or actions on the Company's future operations cannot be predicted, but could have a material adverse effect.

Results of Operations
- ---------------------

     The following table sets forth for the periods indicated the percentages which selected items in the consolidated Statement of Operations bear to net sales:

                                 Year Ended September 30,
                                 ------------------------

                                      1993    1994   1995
                                     ------  ------  -----
Net sales                            100.0%  100.0%  100.0
Cost of sales                         73.4    72.7    72.8
                                     -----   -----   -----
Gross profit                          26.6    27.3    27.2
Marketing, distribution and
  administrative expense              25.6    24.8    18.1
                                     -----   -----   -----
Operating income                       1.0     2.5     9.1
Interest and other income (expense),
  net                                 (0.4)   (0.1)    0.3
                                     -----   -----   -----
Income before tax expense and
  extraordinary item                   0.6     2.4     9.4
Income tax expense                     0.5     0.0     2.4
                                     -----   -----   -----
Income before extraordinary
  item                                 0.1     2.4     7.0
Extraordinary item-utilization of
  loss carryforward                    0.5     0.0     0.0
                                     -----   -----   -----
Net income                             0.6     2.4     7.0
Preferred stock conversion
  expense                              0.0     1.0     0.0
                                     -----   -----   -----
Net income applicable to
  common shares                        0.6     1.4     7.0


Year Ended September 30, 1995 Compared to Year Ended September 30, 1994
- -----------------------------------------------------------------------

     Net sales for the year ended September 30, 1995 increased by $14,707,000 or 84% to $32,290,000 from $17,583,000 for the year ended September 30, 1994. The increase in net sales is primarily the result of a 51.6% growth in the number of distributors. As of September 30, 1995, the Company had approximately 57,300 distributors compared to approximately 37,800 at September 30, 1994. Of the 19,500 increase in distributors, 7,700 were new distributors purchasing the Instant Executive Pack, an assortment of the Company's products for $1,000. The Instant Executive Program was an optional program which allowed distributors to qualify for the executive level in the Company's marketing program on an accelerated basis. In addition, a price increase was enacted on June 1, 1995 on certain products to offset related increases in product costs. The increase in net sales is recapped below.

          Instant Executive Pack purchases    $ 7,700,000
          Growth in number of distributors      6,067,000
          Sales price increase                    940,000
                                              -----------
                                              $14,707,000
                                              ===========

     Also included in the increase in net sales was an increase in sales outside the United States. Net sales in Canada increased from $2,435,000 for the year ended September 30, 1994 to $4,157,000 for the year ended September 30, 1995. Net sales in Puerto Rico for the year ended September 30, 1995 were $2,214,000, up from $264,000 for the year ended September 30, 1994.

     Cost of sales increased by $10,732,000 or 84% to $23,515,000 for the year ended September 30, 1995 from $12,783,000 for the year ended September 30, 1994. Cost of sales as a percentage of sales increased only slightly in the year ended September 30, 1995 compared to the year ended September 30, 1994. Cost of sales, which includes product costs, commissions and bonuses paid to distributors, and shipping costs, is recapped as a percentage of net sales in the following table:

                                              Year ended September 30,
                                             ----------------------------
                                             1995               1994
                                             ----               ----
          Product costs                      24.3%              24.1%
          Commissions and bonuses paid to
               distributors                  40.5%              39.7%
          Shipping costs                      8.0%               8.9%
                                             ----               ----
                                             72.8%              72.7%
                                             ====               ====

     The percentage of product costs increased slightly as the Company balanced increases in product costs with increases in sales prices as noted above. The increase in the percentage of commissions and bonuses paid to distributors of 0.8% was the result of maturing distributor incentives and the balancing of selected product incentive levels. The decrease of 0.9% in the percentage of shipping costs resulted from economies of scale in shipping costs and a reduction in shipping costs associated with the volume of sales from the Instant Executive Program.

     Gross profits increased by 83% or $3,973,000 from $4,801,000 for the year ended september 30, 1994 to $8,774,000 for the year ended September 30, 1995. Gross profit as a percentage of sales decreased from 27.3% for the year ended September 30, 1994 to 27.2% for the year ended September 30, 1995.

     Marketing, distribution and administrative expense increased $1,494,000 or 34.3% to $5,853,000 for the year ended September 30, 1995 from $4,359,000 for the year ended September 30, 1994. As a percentage of sales, marketing, distribution and administrative expenses decreased from 24.8% for the year ended September 30, 1994 to 18.1% for the year ended September 30, 1995. The dollar increase resulted primarily from increased salaries, credit card discount rate charges, postage, travel and marketing expense to provide for the growth in sales.

     Operating income increased $2,479,000 or 561% to $2,921,000 for the year ended September 30, 1995 compared to $442,000 for the year ended September 30, 1994, principally as a result of the higher level of sales. Operating income as a percentage of sales increased from 2.5% for the year ended September 30, 1994 to 9.0% for the year ended September 30, 1995.

     Other income increased to $88,000 for the year ended September 30, 1995 from a deficit of $11,000 for the year ended September 30, 1994. The increase was primarily a result of a partial collection of a legal judgment in favor of the Company and interest income earned.

     The Company incurred income tax expense of $765,000 for the year ended September 30, 1995. There was no income tax expense for the year ended September 30, 1994 as the Company was able to utilize its loss carryforwards to offset income. The Company has approximately $553,000 of net operating loss available to carry forward subject to limitations imposed by the Tax Reform Act of 1986.

     Net income was $2,244,000 for the year ended September 30, 1995, an increase of 420% compared to net income of $431,000 for the year ended September 30, 1994.


Year Ended September 30, 1994 Compared to Year Ended September 30, 1993
- -----------------------------------------------------------------------

     Net sales for the year ended September 30, 1994 increased by $3,745,000 or 27.1% to $17,583,000 from $13,838,000 for the year ended September 30, 1993.
The increase in net sales is a result of the Company increasing its number of distributors and its sales per average number of distributors. As of September 30, 1994 the Company had 37,800 distributors compared to 29,500 at September 30, 1993. The Company's net sales per average number of distributors per month increased from $38 during the year ended September 30, 1993 to $44 for the year ended September 30, 1994. A substantial portion of the increase in net sales came from the Company's operations in Canada. Sales in Canada increased from $962,000 in the year ended September 30, 1993 to $2,435,000 in the year ended September 30, 1994.

     Cost of sales increased $2,630,000 or 25.9% for the year ended September 30, 1994 to $12,782,000 from $10,152,000 for the year ended September 30, 1993.
Expenses included in cost of sales are product costs, commissions and bonuses paid to distributors and shipping costs. For the period to period comparison, product costs increased 26.5%, commissions and bonuses paid to distributors increased 28.1% and shipping costs increased 15.5%.

     Gross profit increased by 30.2% or $1,115,000 from $3,686,000 for the year ended September 30, 1993 to $4,801,000 for the year ended September 30, 1994. Gross profit as a percentage of sales increased from 26.6% for the year ended September 30, 1993 to 27.3% for the year ended September 30, 1994.

     Marketing, distribution and administrative expense increased $809,000 or 22.8% to $4,359,000 for the year ended September 30, 1994 from $3,550,000 for the year ended September 30, 1993. As a percentage of sales, marketing, distribution and administrative expense decreased from 25.6% for the year ended September 30, 1993 to 24.8% for the year ended September 30, 1994. The dollar increase resulted primarily from increased salaries, credit card fees, marketing expenses, professional fees and telephone expense to provide for the growth in sales. In addition, the Company incurred $31,000 in professional fees associated with the consummation of the merger in June 1994 of Nutrition Express Corporation of Colorado, Inc. and Nutrition Express Corporation of Utah, Inc. into the Company (the "Merger").

     Operating income increased $306,000 or 225% to $442,000 for the year ended September 30, 1994 compared to $136,000 for the year ended September 30, 1993, principally as a result of the higher level of sales. Operating income as a percentage of sales increased from 1.0% for the year ended September 30, 1993 to 2.5% for the year ended September 30, 1994.

     Interest and other expenses, net, decreased to $11,000 at September 30, 1994 from $51,000 at September 30, 1993.

     The Company incurred no income tax expense for the period ended September 30, 1994 under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 (Accounting For Income Taxes), utilizing its loss carryforwards as a component of income tax expense. As of September 30, 1994, the Company had approximately $1,797,000 of net operating loss (of which $557,000 is limited) available to carry forward and offset against future earnings. However, certain limitations will be placed on the unrestricted loss carryforwards.

     Net income was $431,000 for the year ended September 30, 1994, an increase of 407% compared to net income of $85,000 for the year ended September 30, 1993. In connection with the Merger, the Company recognized a preferred stock conversion expense against net income of $181,243 to determine net income applicable to common shareholders for the year ended September 30, 1994.


Liquidity and Capital Resources
- -------------------------------

     The Company's liquidity improved substantially during the year ended September 30, 1995. The Company had cash and cash equivalents of $8,960,000 at September 30, 1995 compared to $639,000 at September 30, 1994. Net cash received from operations for the year ended September 30, 1995 was $5,132,000 compared to $556,000 for the year ended September 30, 1994. The Company also received net proceeds of $4,108,000 from a public offering of its securities completed in July 1995. The Company used approximately $408,000 for the purchase of property and equipment for the year ended September 30, 1995 compared to $167,000 for the year ended September 30, 1994. The increase in net cash provided by operations was a result of record sales and improved operations.

     The Company had working capital of $6,082,000 at September 30, 1995 compared to $546,000 at September 30, 1994. A substantial portion of the increase in working capital is a result of the increase in cash and cash equivalents due to the improved operations and the net proceeds received from the public offering.

     The Company currently anticipates expanding its operations in established markets and into new foreign markets. The Company believes it has adequate funding from its internal cash resources to create and staff initial sales/fulfillment centers and to provide the initial inventory required for its planned expansion and other capital needs for the next twelve months.

     The Company has not been subjected to any material price increases by its suppliers and inflation is not expected to have any material impact on its business during the next twelve months.