Form 10QSB
period 1996-06-30
NUTRITION FOR LIFE INTERNATIONAL INC
filed 1996-08-13
CIK 913614

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended June 30, 1996

                        Commission File Number 0-26362

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

           Texas                                           76-0416176
- ---------------------------------               --------------------------------
    (State or jurisdiction                              (I.R.S. Employer
of incorporation or organization)                      Identification No.)


                          9101 Jameel Road, Suite 180
                             Houston, Texas 77040
                   (Address of Principal Executive Offices)

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


                                Yes  X      No
                                   -----       -----

       As of August 7, 1996 there were 5,548,451 shares of common stock,
                    $0.01 par value per share, outstanding.

Nutrition For Life International, Inc.
Index
- --------------------------------------------------------------------------------
                        PART I - Financial Information


                                                                          Page
ITEM 1. FINANCIAL STATEMENTS

        Nutrition For Life International, Inc.

        Balance Sheets                                                      3
              June 30, 1996 and September 30, 1995

        Statements of Operations                                            4
              for the Three and Nine Months Ended June 30, 1996 and 1995

        Condensed Statements of Cash Flows                                  5
              for the Nine Months Ended June 30, 1996 and 1995

        Notes to Financial Statements                                       6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                   7
        CONDITION AND RESULTS OF OPERATIONS

                         PART II -  Other Information

ITEM 1. LEGAL PROCEEDINGS                                                  12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   13

Signatures                                                                 14

PART I - Financial Information

Item 1 - Financial Statements
Nutrition For Life International, Inc.
Balance Sheets (Unaudited)
- --------------------------------------------------------------------------------


                       -Assets-                      June 30,    September 30,
                                                       1996          1995
                                                    ----------   -------------
Current assets:
  Cash and cash equivalents                         $12,843,845     8,960,100
  Marketable securities - held to maturity            1,996,811             -
  Accounts receivable, net                              753,902       172,762
  Inventory                                           6,496,916     2,267,617
  Prepaid expenses and other current assets           1,085,447        89,251
                                                    -----------   -----------
    Total current assets                             23,176,921    11,489,730

Fixed assets, net                                     2,051,272       620,818
Deferred tax asset, net                                 857,670        79,142
Intangible assets, net                                  159,791       227,498
Other assets                                            189,564       148,425
                                                    -----------   -----------
                                                    $26,435,218    12,565,613
                                                    ===========   ===========

     -Liabilities and Stockholders' Equity-

Current liabilities:
  Accounts payable                                  $ 3,660,030     2,389,706
  Accrued bonuses and commissions                     1,679,231     1,266,616
  Accrued expenses and other liabilities                762,337       559,415
  Deferred income                                     2,170,603       347,795
  Federal and state tax payable                       1,221,493       843,737
                                                    -----------   -----------
    Total current liabilities                         9,493,694     5,407,269
                                                    -----------   -----------

Stockholders' equity:
  Preferred stock, $.001 par value; authorized
   1,000,000 shares                                           -             -
  Common stock, $.01 par value; authorized
   20,000,000 shares; issued and outstanding
   5,530,452 in June 1996 and 5,056,524 in
   September 1995                                        55,305        50,565
  Additional paid-in capital                          9,796,527     8,089,992
  Retained earnings (deficit)                         7,089,692      (982,213)
                                                    -----------   -----------
    Total stockholders' equity                       16,941,524     7,158,344
                                                    -----------   -----------
                                                    $26,435,218    12,565,613
                                                    ===========   ===========

       The accompanying notes are an integral part of these statements.

Nutrition For Life International, Inc.
Statements Of Operations (Unaudited)
- --------------------------------------------------------------------------------

                                         Three Months                    Nine Months
                                        Ended June 30,                  Ended June 30,
                                    ------------------------      ------------------------
                                       1996          1995            1996           1995
                                    -----------    ---------       ----------    ---------
Net sales                           $26,280,722    7,943,127       77,858,600    19,189,952
                                    -----------    ---------       ----------    ----------
Cost of sales:
  Cost of good sold                   8,299,658    2,644,025       23,194,929     6,370,765
  Distributor commissions and
   and bonuses                        9,741,135    3,357,750       29,976,240     7,861,999
                                    -----------    ---------       ----------    ----------
  Cost of sales                      18,040,793    6,001,775       53,171,169    14,232,764
                                    -----------    ---------       ----------    ----------
    Gross profit                      8,239,929    1,941,352       24,687,431     4,957,188

Marketing, distribution and
 administrative expenses              4,956,022    1,365,020       11,973,831     3,806,252
                                    -----------    ---------       ----------    ----------
  Operating income                    3,283,907      576,332       12,713,600     1,150,936
                                    -----------    ---------       ----------    ----------

Other income (expenses):
  Interest, net                         197,209       (6,146)         534,971       (35,716)
  Other, net                            (18,318)     (21,348)         (57,141)      (45,209)
                                    -----------    ---------       ----------    ----------
                                        178,891      (27,494)         477,830       (80,925)

  Income before income taxes          3,462,798      548,838       13,191,430     1,070,011

Income taxes                          1,586,025            -        5,119,525             -
                                    -----------    ---------       ----------    ----------
  Net income                        $ 1,876,773      548,838        8,071,905     1,070,011
                                    ===========    =========       ==========    ==========

Earnings per share:
  Primary                                 $0.30         0.19             1.25          0.37
                                          =====         ====             ====          ====
  Fully diluted                           $0.30         0.14             1.25          0.29
                                          =====         ====             ====          ====

Weighted average common shares:
  Primary                             6,342,312    2,948,584        6,450,902     2,912,240
                                    ===========    =========       ==========    ==========
  Fully Diluted                       6,342,312    3,931,598        6,450,902     3,910,362
                                    ===========    =========       ==========    ==========

       The accompanying notes are an integral part of these statements.

Nutrition For Life International, Inc.
Condensed Statements Of Cash Flows (Unaudited)
- --------------------------------------------------------------------------------

                                                          Nine Months
                                                         Ended June 30,
                                                    -------------------------
                                                       1996           1995
                                                    -----------    ----------
Net cash provided by operating activities           $ 5,841,987     1,568,091

Net cash used in investing activities                (3,669,517)     (235,870)

Net cash provided by financing activities             1,711,275         4,375
                                                    -----------    ----------
     Net increase in cash and cash equivalents        3,883,745     1,336,596

Cash and cash equivalents at beginning of period      8,960,100       639,164
                                                    -----------    ----------
Cash and cash equivalents at end of period          $12,843,845     1,975,760
                                                    ===========    ==========

       The accompanying notes are an integral part of these statements.

Nutrition For Life International, Inc.
Notes To Financial Statements
- --------------------------------------------------------------------------------



INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements of Nutrition For Life International, Inc. (the Company) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1996, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the periods ended June 30, 1996 are not necessarily indicative of operating results for the full year.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Nutrition For Life International, Inc.
- --------------------------------------------------------------------------------

                             Results of Operations

        The Company develops, markets and sells an extensive product line of nutritional supplements and other consumer products through its network of distributors. Net sales for the nine months ended June 30, 1996 increased by $58,668,648 or 305.7% to $77,858,600 from $19,189,952 for the nine months ended
June 30, 1995. The increase in net sales is a result of the Company increasing its number of distributors and its sales per average number of distributors. At June 30, 1996 the Company had 85,954 distributors compared to 48,734 at June 30, 1995. However, the rate of growth in the number of distributors slowed during the three months ended June 30, 1996, to a net increase of 3,502 distributors. Increases in the number of distributors were 11,489 and 13,651, respectively, during the three months ended December 31, 1995 and March 31, 1996.

        The Company's net sales per average number of distributors per month increased from $49 during the nine month period ended June 30, 1995 to $121 for the nine months ended June 30, 1996. Approximately 56% of the increase in net sales was due to new distributors electing to purchase the Instant Executive Pack, an assortment of the Company's products for $1,000.

        The purchase of the Instant Executive Pack has been the fastest method in which a distributor could attain the level of "executive". Executive level distributors may earn commissions on sales generated by other distributors in their downline organization. Sales of the Instant Executive Pack, particularly by Kevin Trudeau, a key distributor of the Company, have been the subject of regulatory scrutiny.

        In April 1996 the Attorney General of the State of Illinois (the "Attorney General") filed suit against the Trudeau Marketing Group, Inc., Kevin Trudeau, and Jules Lieb, People v. Trudeau (the "Civil Suit"). See "Other Information" below. The Company was not named as a defendant in the Civil Suit, but the Company's management viewed the Civil Suit as an opportunity to discuss the Company's marketing program and to resolve confusion surrounding the program. On July 16, 1996, the Company entered into an "Assurance of Voluntary Compliance" (the "AVC") with the Attorney General. The AVC preserves the ability of a new distributor to become an executive distributor the day that he or she enrolls by generating at least $1,000 in sales volume and by joining the Order Assurance Program ("OAP") and Master Developer Series. Under the AVC, the Company will maintain its same executive level qualifications, but to aid clarification, it will no longer use the "instant executive" designation.

        Other key features of the AVC focus on the Company's commitment to: (a) create an official explanation of its marketing and compensation plan and to prohibit distributors from creating their own explanations of how the marketing and compensation plan works; (b) make clear that there are no mandatory purchases of product to become a distributor; (c) take further steps to stress distributor compliance with the Company's policies and procedures; and (d) create a World Wide Web site on the Internet to provide more information about the Company's products and programs. The Company also agreed to provide distributor earnings disclosures, to make clear that executive distributors cannot earn commissions unless they are engaged in the sale of the Company's products to consumers at retail, including procedures to verify retail sales, and to take additional steps to encourage distributors to redeem OAP certificates for product. The Company also agreed to make a contribution to the Illinois Consumer Education Fund.

        The Company entered into substantially similar agreements with the states of Michigan, Missouri, New

Jersey, Hawaii, Idaho, Kentucky and Pennsylvania. The Company expects to enter into agreements with other states in the future.

        During the three months ended June 30, 1996, the Company expended significant time and resources engaging in the discussions with the Attorney General and other state attorneys general. Included in the results of operations for the three months ended June 30, 1996 were expenses of approximately $782,000 related to the Company's resolution of these states' legal issues. These expenses included contributions to state funds, legal fees, costs associated with revised marketing literature and other distributor communications, and the establishment of a World Wide Web site on the Internet. In addition, uncertainty about the possible outcome of these discussions may have affected the efforts of some of the Company's distributors during the quarter. The future effect of the resolution of these issues in Illinois and the other seven states, and the implementation of the measures noted in the AVC, is uncertain.

        The AVC preserves the OAP, a popular option for distributors. Under the OAP, a distributor may elect to enroll in a minimum ordering program to maintain eligibility for performance bonuses. Minimum orders ranging from $41 to $300 per month are automatically placed by credit card or check. So long as distributors continue to enroll in the OAP the Company is assured of sales and the distributor is assured participation in bonus programs. As noted above, the Company has agreed in the AVC to take additional steps to encourage distributors to redeem OAP certificates for product. The OAP is voluntary and no restrictions are placed upon any participant's ability to exit the Program. As of June 30, 1996 and 1995, respectively, there were appproximately 43,800 and 10,000 participants in this Program.

        Cost of sales increased by $38,938,405 or 273.6% to $53,171,169 for the nine months ended June 30, 1996 from $14,232,764 for the nine months ended June 30, 1995. Expenses included in cost of sales are cost of goods sold (product cost, shipping cost and supplies) and distributor commissions and bonuses. Cost of goods sold increased $16,824,164 or 264.1% to $23,194,929 for the nine months ended June 30, 1996 from $6,370,765 for the nine months ended June 30,1995. Commissions and bonuses paid to distributors increased 281.3% or $22,114,241 to $29,976,240 for the nine months ended June 30,1996 from $7,861,999 for the nine months ended June 30, 1995. Also included in the cost of sales for the nine months ended June 30, 1996, is approximately $58,000 of the $782,000 incurred in resolving the state legal issues discussed above.

        Gross profit increased by 398.0% or $19,730,243 from $4,957,188 for the nine months ended June 30, 1995 to $24,687,431 for the nine months ended June 30, 1996. Gross profit as a percentage of sales increased from 25.8% for the nine months ended June 30, 1995 to 31.7% for the nine months ended June 30, 1996.

        Marketing, distribution and administrative expenses increased $8,167,579 or 214.6% from $3,806,252 for the nine months ended June 30,1995 to $11,973,831 for the nine months ended June 30, 1996. As a percentage of net sales, marketing distribution and administrative expenses decreased to 15.4% for the nine months ended June 30, 1996 from 19.8% for the nine months ended June 30, 1995. The dollar increase resulted primarily from increased personnel costs, credit card fees, postage and professional fees to support the Company's growth. Also included in the increase in marketing, distribution and administrative expenses is approximately $724,000 of the $782,000 incurred in resolving the state legal issues discussed above.

        Operating income for the nine months ended June 30, 1996 increased $11,562,664 or 1004.6 % to $12,713,600 from $1,150,936 for the nine months ended June 30,1995, principally as a result of the higher level of sales and the increase in the gross profit as a percentage of sales. Operating income as a percentage of sales increased from 6.0% for the nine months ended June 30, 1995 to 16.3% for the nine months ended June 30, 1996.

        Other income increased to $477,830 for the nine months ended June 30, 1996 from a deficit of $80,925 for the nine months ended June 30, 1995. The increase was primarily a result of interest income earned.

        There was no estimated income tax expense for the nine months ended June 30, 1995 under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 (Accounting For Income taxes), utilizing loss carryforwards as a component of income tax expense. As of September 30, 1995, the Company had approximately $553,000 of net operating loss available to carry forward and offset against future earnings. The Company anticipates it will use a significant portion of the available net operating loss carryforwards in fiscal 1996.

        Net income was $8,071,905 for the nine months ended June 30, 1996, an increase of 654.4% compared to $1,070,011 for the nine months ended June 30,1995, principally as a result of a higher level of sales and the increase in gross profit as a percentage of sales.


                    Material Changes in Financial Condition

        The Company has financed its recent growth primarily from funds obtained from operations. The Company had cash and cash equivalents of $12,843,845 at June 30, 1996 compared to $8,960,100 at September 30, 1995. For the nine months ended June 30, 1996, the net cash provided by operations was $5,841,987 and approximately $1,632,000 was used for the acquisition of property and equipment and $1,997,000 for investment in securities of U.S. Government Agencies. The Company also received $1,711,275 from the exercise of warrants issued in the public offering completed in July, 1995. The Company received net cash from operations for the nine months ended in June 30, 1995 of $1,568,091 and used $235,870 for the acquisition of property and equipment The increase in net cash provided by operations and cash and cash equivalents was a result of record sales and more efficient operations.

        The Company had working capital of $13,683,227 at June 30, 1996 compared to $6,082,461 at September 30, 1995. Approximately 95% of all sales are paid in advance before shipment; therefore, accounts receivable as a percentage of sales averages a relatively low 5% of monthly sales and bad debts have been insignificant.

        Approximately 65% of the Company's net sales are processed through credit card transactions. The Bank which services these transactions has requested that the Company grant the Bank a security interest in the funds deposited from credit card transactions to protect the Bank against customer returns and "charge backs". To accomplish this the Company pledged in May, 1996, $3,000,000 in repurchase agreements purchased by the Company from the Bank to collateralize the Bank. During July, 1996, the Bank reduced the pledged repurchase agreements to $1,000,000. The Company's returns and credit card "charge backs" did not exceed 5% of net sales for either the three or nine months period ended June 30, 1996.

        The Company believes its existing cash resources and revenues to be derived from operations should be sufficient to meet the Company's capital needs and planned expansion requirements for the next 12 months. The Company currently anticipates expanding its operations in established markets and into foreign markets.

        The Company has not been subjected to any material price increases by its suppliers and inflation is not expected to have a material impact on the Company's business during the next twelve months.


                               Other Information

        A significant part of the Company's recent growth is attributable to the efforts of Kevin Trudeau, a key independent distributor and his marketing organization (collectively referred to as "Trudeau").

Trudeau has been particularly successful in marketing the Company's Instant Executive Program. As noted above, the Instant Executive Program allowed distributors to qualify for the executive level in the Company's marketing program on an accelerated basis. As the Company noted in its Report on Form 10-KSB for the fiscal year ended September 30, 1995, Mr. Trudeau has been convicted twice of criminal charges during the past ten years.

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

        In April 1996, the Company learned that the Attorney General of the State of Illinois (the "Attorney General") filed a Complaint against Kevin Trudeau, the Trudeau Marketing Group, Inc. and Jules Leib, alleging violations of the Illinois Consumer Fraud and Deceptive Business Practices Act and the Illinois Business Opportunity Sales Law of 1995 by, among other things, operating a "pyramid sales scheme." Mr. Lieb works with Mr. Trudeau. In addition, the Secretary of State of the State of Illinois issued to Mr. Trudeau and the Trudeau Marketing Group a Summary Order to Cease and Desist prohibiting them from offering or selling "business opportunities" in the State of Illinois. Generally, a "business opportunity" is an agreement involving sales of products or services enabling the purchaser to start a business when the purchaser is required to pay more than $500. Many other states have "business opportunity" statutes.

        The Company has been informed that in July 1996, Mr. Trudeau signed a consent decree resolving the lawsuit with the Attorney General, and entered into a settlement agreement with the Illinois Secretary of State resolving the cease and desist order. Among other things, Mr. Trudeau has agreed to abide by all applicable provisions of the AVC entered into between the Company and the Attorney General. The Company has also been informed that Mr. Lieb entered into an Assurance of Voluntary Compliance with the Attorney General.

        In April 1996, Mr. Trudeau returned to the Company for cancellation warrants to purchase 500,000 shares of the Company's common stock exercisable at $12.50 per share. The warrants were issued to Mr. Trudeau in October 1995 and, prior to cancellation, were exercisable from April 1996 to October 1998.

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

        The Company does not believe that the manner in which it markets its products constitutes a pyramid scheme. The only requirements for a person to become a distributor are to be sponsored by an existing distributor and to purchase a "distributor success kit" from the Company. A distributor success kit currently costs approximately $35 and provides sales aids, brochures, order forms, audio and video cassette recordings and a subscription to the Company's monthly publication, Lifestyles.

        Distributors may also become an "executive" by generating a cumulative sales volume ranging from $1,000 to $1,500 by the distributor and his downline sales organization in the aggregate. "Executive" status entitles distributors to earn commissions on product sales generated by other distributors in their downline organizations.

        The Company's continued growth depends to a significant degree on its ability to retain and motivate its existing distributors and to attract new distributors. The Company experiences significant competition in the marketing of its products. The Company has been successful in competing by offering products which are attractive to health-conscious consumers. However, if the negative reports in the financial media or any legal developments caused distributor recruitment and/or retention to suffer, there could be a material adverse effect on the Company's future results of operations and its financial condition.

                          PART II - Other Information

Nutrition For Life International, Inc.
- --------------------------------------------------------------------------------


Item 1. - Legal Proceedings

     The Company is not a party to any pending material legal proceedings. However, as noted in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report, a key distributor of the Company was a defendant in an action commenced by the Attorney General of the State of Illinois. That action has been concluded. However, the disposition of similar proceedings that could be commenced against either that distributor, or the Company could have a material adverse impact on the Company's financial condition and results of future operations.

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

Item. 4. - Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on May 14, 1996. At the Annual Meeting, the six members of the Company's Board of Directors were re-elected. The number of votes cast for, and the number of votes withheld, were as follows:

                                          VOTES                   VOTES
     NAME OF NOMINEE                       FOR                  WITHHELD
     ---------------                       ---                  --------
     F. Wayne Ballenger                 5,293,759                29,695
     David P. Bertrand                  5,293,859                29,595
     M.F. Florence                      5,293,759                29,695
     Richard S. Kashenberg              5,293,659                29,795
     Jana Mitcham                       5,293,659                29,795
     Gregory Pusey                      5,293,859                29,595

     The shareholders also approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock from 10 million to 20 million, a proposal to add an additional 400,000 shares of common stock to the Company's 1995 Stock Option Plan, and a proposal to approve the Company's 1995 Non-Discretionary Stock Option Plan for non-employee directors. The number of votes cast for, against and the number of abstentians, as to each such matter, is as follows:

                        VOTES                  VOTES
PROPOSAL               CAST FOR             CAST AGAINST           ABSTENTIONS
- --------               --------             ------------           -----------
Amendment to the
Articles of
Incorporation          5,210,812              100,880                 11,732

Amendment to 1995
Stock Option Plan      2,840,234              147,619                 23,913

Non-Discretionary
Stock Option Plan      2,727,856              134,357                 36,136

Item 6. - Exhibits and Reports on Form 8-K.

     (b)   Reports on Form 8-K.
     --------------------------

1.   On or about April 9, 1996, the Company filed a Report under Item 5.

2.   On April 15, 1996, the Company filed a Report under Items 4 and 7.

3.   On April 19, 1996, the Company filed a Report under Item 4.

4.   On May 3, 1996, the Company filed a Report under Item 5.

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





                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                                 (Registrant)


     Dated: August 13, 1996      By:         /s/ Barry C. Loder
                                    __________________________________________
                                                 Barry C. Loder
                                    Vice President and Chief Financial Officer



                                 By:          /s/ Ronnie D. Meaux
                                    ___________________________________________
                                                 Ronnie D. Meaux
                                    Vice President, Treasurer and Principal
                                    Accounting Officer