Form 10KSB
period 1996-09-30
NUTRITION FOR LIFE INTERNATIONAL INC
filed 1996-12-30
CIK 913614

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB

            X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           --- EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED
               SEPTEMBER 30, 1996


               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           --- SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE
               TRANSITION PERIOD FROM ________ TO ________


                         COMMISSION FILE NUMBER 0-26362
                                                -------

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                    --------------------------------------
                (Name of Small Business Issuer in its Charter)

             TEXAS                                        76-0416176
             -----                                        ----------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)


            9101 JAMEEL
           HOUSTON, TEXAS                                    77040
 ------------------------------------                        -----
(Address of principal executive office)                    (Zip Code)


        Issuer's telephone number, including area code:  (713) 460-1976

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        Registrant's revenues for the fiscal year ended September 30, 1996:
$97,404,000

        The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 18, 1996 was $46,646,250.

        The number of shares outstanding of the Registrant's common stock on December 18, 1996 was 5,568,562.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Form 10-KSB is incorporated by reference to the Registrant's definitive proxy statement expected to be filed within 120 days of the Registrant's most recent fiscal year.

        Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                    PART I

                       ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

        The Company is a Texas corporation organized in September 1993 to be the surviving corporation of the merger (the "Merger") of the Company and its predecessors, Nutrition Express Corporation of Colorado, Inc. and Nutrition Express Corporation of Utah, Inc. The Merger was effected in June 1994.

        The Company develops products that are designed for health-conscious consumers, and sells those products to consumers through its network of independent distributors. The Company has developed a network of approximately 87,400 distributors. The Company offers a product line of approximately 320 products in eight categories, including nutritional supplements, health foods, weight management items, skin care products, and other consumer products.

        The Company develops products that it believes will have market appeal to its distributors and their customers, and assists its distributors in building their own businesses. The advantages the Company offers to distributors is that they can start a business without normal start-up costs and other difficulties usually associated with new ventures. The Company provides product development, marketing aids, customer service, and essential record-keeping functions for its distributors. The Company also provides other support programs to the distributors including international teleconferencing calls, international and regional seminars, a proprietary "monthly" magazine, business training systems and a site on the World Wide Web of the Internet (www.nutritionforlife.com)

        Distributors actively recruit interested people to become new distributors for the Company. These recruits are placed beneath the recruiting distributor in the "network" and are referred to by the Company as that distributor's "downline". Distributors earn commissions on sales generated by the distributors in their downline as well as on the sales they generate directly.

        The Company's marketing program is designed to provide incentive for distributors to build an organization of recruited distributors in their downline to maximize their earning potential. The Company has experienced a substantial increase in the number of distributors. The number of distributors increased from approximately 37,800 on September 30, 1994 to 57,300 on September 30, 1995. During the fiscal year ended September 30, 1996, the number of distributors increased to 87,400.

        In 1996 the Company's marketing program became the subject of regulatory scrutiny and the Company was named as a defendant in class action lawsuits. The disposition of these matters could have a material effect on the Company's operations and financial condition. See "Disclosure Regarding Forward-Looking Statements; Risk Factors" below and Items 3, 6 and 7.

        The Company purchases most of its products directly from manufacturers and sells them to its independent distributors located in all 50 states, the District of Columbia, Canada, Guam, Korea, the Philippines, Puerto Rico, and the United Kingdom. The Company expects to expand its efforts in these countries and in other parts of the world.

        The Company intends to pursue its business strategy of increasing sales and profitability by (1) attracting and retaining distributors to its network marketing system; (2) increasing product sales to existing distributors; and (3) expanding its marketing activities into new international markets. The Company also intends to pursue potential opportunities for growth through merger and acquisition of complimentary businesses.

        The Company's executive offices are located at 9101 Jameel, Houston, TX 77040. Its telephone number is (713) 460-1976.

DISTRIBUTION AND MARKETING

        The Company's products are distributed through a network marketing system consisting of a network of approximately 87,400 distributors. Distributors are independent contractors who purchase products directly from the Company for their own use and for resale to retail consumers. Distributors may elect to work on a full-time or part-time basis. Management believes that its network marketing system is well suited to marketing its nutritional supplements and other products because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, many of whom use the Company's products themselves. The Company encourages its distributors to use the Company's products. No one distributor directly accounted for more than 5% of the Company's sales in either of the past two fiscal years.

        The Company's ability to increase sales is significantly dependent on its ability to attract, motivate and retain distributors. The Company utilizes an innovative marketing program which it believes is superior to programs offered by other network marketing companies. The program provides financial incentives, distributor training and support, a low priced starter kit, no inventory requirements, and low monthly purchase requirements. Management intends to reach potential new distributors through advertising, the Company's site on the World Wide Web, teleconferencing and regional sales meetings. The Company experienced a net increase in the number of distributors during the fiscal year ended September 30, 1995 of 19,468 and during the fiscal year ended September 30, 1996, 30,100 distributors were added.

        Distributors' revenues are derived from several sources. First, distributors may receive revenues by purchasing the Company's products at wholesale prices and selling the Company's products to customers at retail prices. Second, distributors earn the right to receive commissions upon
attaining the level of "executive."   Executive level distributors may earn
commissions on product purchases by other distributors in their downline organization. The first level of each executive may have no more than four executives, and commissions may be earned on the sale of product to executives in up to the first seven levels of their downline. The qualification for a distributor to earn commissions is a one time requirement and there are three ways of meeting this requirement which are as follows:

     . Generate cumulative qualifying product volume of $1,500 over any period of time

     . or generate cumulative qualifying product volume of $1,200 over any period of time and enroll in the optional Order Assurance Program

     . or generate cumulative qualifying product volume of $1,000 over any period of time, enroll in the optional Order Assurance Program at the monthly level of $100 and subscribe to the $35 monthly optional Master Developer Series

     "Qualifying product volume" is product the distributor and his other downline distributors purchase at wholesale directly from the Company either for personal use or for sale to other customers at retail. There is no time limit to meet these qualifications, and distributors may choose to become executives the same day that they enroll as a distributor or over any period of time. An executive level distributor may attain higher levels of commission based on sales generated by distributors within his or her organization. The only qualification to remain an executive is to purchase $40 in product every other month. Management believes that the right of executive level distributors to earn commissions contributes significantly to the Company's ability to retain its productive distributors. Management also believes that the timely introduction of new and topical programs and products has assisted the Company to increase its network of distributors.

     The Company previously marketed an Instant Executive Program. The Instant Executive Program merely referred to the option by which distributors could choose to qualify immediately rather than through incremental product purchases over time. The Instant Executive Program, particularly as marketed by Kevin Trudeau, a key distributor of the Company, has been the subject of legal and regulatory scrutiny. The Company has determined to discontinue the use of the terminology, "Instant Executive Program". However, the qualification requirements for distributors to attain the level of "executive distributor" and the commissions and bonuses which may be earned as an executive distributor have not changed. See Item 6.

     In April 1996 the Attorney General of the State of Illinois (the "Attorney General") filed suit against the Trudeau Marketing Group, Inc., Kevin Trudeau, and Jules Leib, People v. Trudeau (the "Illinois Suit"). The Company was not
                -----------------
named as a defendant in the Illinois Suit, but the Company's management viewed the Illinois Suit as an opportunity to discuss the Company's marketing program and to resolve confusion surrounding the program. On July 16, 1996, the Company entered into an "Assurance of Voluntary Compliance" (the "AVC") with the Attorney General. The AVC preserves the ability of a new distributor to become an executive distributor the day that he or she enrolls by generating at least $1,000 in qualifying product volume and by joining the Order Assurance Program ("OAP") and Master Developer Series. Under the AVC, the Company will maintain its same executive level qualifications, but to aid clarification, it will no longer use the "instant executive" terminology.

     Other key features of the AVC focus on the Company's commitment to: (a) create an official explanation of its marketing and compensation plan and to prohibit distributors from creating their own explanations of how the marketing and compensation plan works; (b) make clear that there are no mandatory purchases of product to become a distributor; (c) take further steps to stress distributor compliance with the Company's policies and procedures; and (d) create a World Wide Web site on the Internet to provide more information about the Company's products and programs. The Company also agreed to provide distributor earnings disclosures and to make clear that executive distributors cannot earn commissions unless they are engaged in the sale of the Company's products to consumers at retail, including procedures to verify retail sales. Specifically, an executive distributor will not be entitled to receive bonuses or commissions on downline sales unless within the preceding one month period the executive distributor has made at least five retail sales, or within the preceding two month period has made ten retail sales. The Company has also agreed to take additional steps to encourage distributors to redeem OAP certificates for product, to monitor customer purchases, and to make a contribution to the Illinois Consumer Education Fund.

     The Company entered into similar agreements with the states of Florida, Hawaii, Idaho, Kansas, Kentucky, Michigan, Missouri, New Jersey and Pennsylvania. The Company has agreed that in Florida, distributors who want to receive commissions must state, when placing orders, that they have sold to consumers 70% of their prior commissionable product purchase. The Company has agreed to establish procedures to independently verify consumer sales on a random basis and to sanction distributors submitting false information. Implementation of these agreements by the Company may be expensive and could make the program less attractive to distributors. These factors could negatively impact the Company's future operating results. See Item 6. The Company may enter into agreements with other states in the future.

     To become a distributor, a person must be sponsored by an existing distributor, sign the official Distributor Agreement and purchase a "distributor success kit" from the Company. The Company revised its official Distributor Agreement in connection with the AVC. It is emphasized in the Distributor Agreement that in order for a distributor to be successful in the Company's program, the distributor must purchase and sell the Company's products at retail and sponsor other distributors to do the same. It is also emphasized that the distributor must retail or use in business building 70% of the product he or she purchases before more product may be purchased from the Company. A distributor success kit currently costs approximately $35 and provides sales aids, brochures, order forms, audio and video cassette recordings and a subscription to the Company's monthly publication, Lifestyles.
                                      ----------

     The following table sets forth the number of the Company's distributors on the dates indicated:

                                                      At September 30,
                                                      ----------------
                                                  1996      1995     1994
                                                  ----      ----     ----

     Approximate number of distributors(1)       87,400    57,300   37,800
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

     The Company participates in rallies in various key cities in North America, Puerto Rico, the United Kingdom and Pacific Rim countries and participates in motivational and training events in key countries, all of which are designed to inform large numbers of prospective and existing distributors about the Company's product line and selling techniques. Distributors give presentations relating to their experiences with the Company's products and the methods by which they develop their distributor organizations. Specific selling techniques are explained, and emphasis is placed on the need for consistency in using such techniques. Participants are encouraged to ask questions regarding selling techniques and product developments and to share information with other distributors attending the rallies. Distributors are also given opportunities to interact with other distributors and to develop confidence in selling and goal-setting techniques. Motivation is offered to participants in the form of recognition, gifts, excursions and tours, which are intended to foster an atmosphere of excitement throughout the distributor organization. Prospective distributors are educated about the structure, dynamics and benefits of the Company's network marketing system. During the years ended September 30, 1995 and 1996, the Company expended approximately $138,000 and $348,000, respectively, on promotional activities related to distributors' rallies and the annual convention.

     In July 1996 the Company entered into an Administrative and Consulting Services Agreement (the "Agreement") with Distributor Services, L.L.C. ("DS"). DS is an affiliate of Nightingale-Conant, a major supplier of self improvement programs to the Company. It is provided in the Agreement that, except to the extent the Company produces its own material in-house, DS will have the exclusive right to produce and sell all of the Company's recruiting and training material. Such materials will be produced and marketed at the expense of DS and DS will be entitled to all revenues received from the sales of such materials. DS has also been granted the exclusive right to produce, organize and sell, at its own expense, admission to all Company sponsored recruiting or promotional events and to receive all revenues received therefrom. The Company will have the exclusive right of approval over the content of all materials and meetings produced by DS. Without additional compensation, DS will provide consulting services to the Company with respect to the Company's marketing strategy and program, including the Company's weekly teleconference, magazine and other communications with distributors. For a fee, DS will also produce and provide to the Company each month at least four master cassettes for sale by the Company in the Company's Master Developer Series. The term of the Agreement is fifteen years and the parties have agreed to negotiate in good faith successive fifteen year terms. The Agreement may be earlier terminated for breaches of any material obligation. It is expected that Kevin Trudeau, a key distributor of the Company, will be principally responsible for DS's performance in connection with this Agreement. Mr. Trudeau produces self improvement tapes which are sold by Nightingale-Conant to the Company and others.

     The Company continues to develop marketing strategies and programs to motivate distributors. These programs are designed to increase distributors' monthly product sales and the recruiting of new distributors. Some of the programs that the Company has implemented are as follows:

Car Bonus Program. The Company offers a car bonus program, whereby it makes car payments up to $3,500 per month for qualifying distributors. The Company has no liability relating to the financing or purchasing of the automobile. The car bonus program was initiated in fiscal 1990. At September 30, 1996, the Company had 357 distributors in the program. The requirements for a distributor to qualify for the car bonus program are as follows:


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

Order Assurance Program. The Company provides a program whereby the distributor may enroll in a minimum ordering program in order to maintain eligibility for bonuses. Minimum orders ranging from $41 to $300 per month are automatically placed by credit card or check. Differing amounts for the optional Order Assurance Program exist to allow generation of sales volume at levels that correspond to commission and bonus qualification levels, i.e., $40 is the minimum sales volume to remain an active executive; $80 is the minimum sales volume to qualify as a bronze or silver executive; $100 is the minimum sales volume qualification level for the car bonus program; $160 is the minimum sales volume to be eligible for gold executive; and $300 is the minimum sales volume requirement to be a platinum executive. Therefore, this Program ensures sales for the Company and the distributors participation in bonus programs. The Order Assurance Program was initiated in fiscal 1993. The Order Assurance Program is voluntary and no restrictions are placed upon any participant's ability to exit the Order Assurance Program. The Company has agreed in the AVC that, effective in January 1997, a distributor will not receive additional product certificates under the Program and will be given 30 days notice that their Program status will be suspended if: (i) four monthly unredeemed certificates are issued consecutively to the distributor for a maximum credit of four times the distributors enrollment level; or (ii) the distributor has accumulated unredeemed certificates with a total face value of six times the distributors then designated Program amount. However, these requirements would not be applicable if the distributor redeems one or more of the issued certificates, or notifies the Company that he is accumulating toward a "big ticket" item. As of September 30, 1995 and September 30, 1996, respectively, there were approximately 22,800 and 41,700 distributors enrolled in the Order Assurance Program.

Personal Recruiting and Sales Campaigns. These programs were developed to assist distributors in developing their downlines and increasing product sales. These programs provide special incentives for quicker qualification into the executive level distributor compensation program.

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

Freedom Magazine. The Company publishes Freedom Magazine, a multilingual publication that provides information on the network marketing industry and the Company. The magazine was developed in fiscal 1994 to recruit new distributors by answering the most commonly asked questions by potential new distributors. Management believes it is one of the more effective marketing tools in the industry.

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

     The Company experienced significant growth in sales in the fiscal years ended September 30, 1995 and September 30, 1996. Management of the Company believes this is directly related to the increases in both the number of distributors and the monthly sales per average number of distributors. Management also believes the significant part of the Company's growth is attributable to the enthusiasm and momentum generated by executive level distributors who are able to motivate their downline organizations through various marketing methods, including the use of newsletters, brochures and other sales aids and the holding of meetings and rallies at the expense of the sponsoring distributor.

     In the last quarter of the fiscal year ended September 30, 1995 and in the fiscal year ended September 30, 1996, one executive level distributor, Kevin Trudeau, was particularly noteworthy in this regard, and he has made a significant contribution to the growth of the Company during this period. In addition to the marketing methods described above, Mr. Trudeau has sponsored radio and newspaper advertisements and radio and television infomercials to attract new distributors. Mr. Trudeau has substantial prior experience in product sales through the use of infomercials. In addition, he has served as a host of a series of infomercials entitled "A Closer Look" and "Vantage Point".

     Mr. Trudeau is the producer of the "Mega Memory" home study course and is the author of Kevin Trudeau's Mega Memory book which was published in 1995 by
              ----- --------- ---- ------
William Morrow. He founded the American Memory Institute, a memory training school, in 1983. Mr. Trudeau has also been featured as a prominent speaker at motivational seminars and other programs.

     During the past five years, Mr. Trudeau has also been engaged in other activities, including KT Corp., which is a distributor of the Company, the Trudeau Marketing Group, and Distributor Services, L.L.C., which markets sales aids, memory tapes and other products to distributors of the Company, and Mega Systems, Inc., which markets memory and other home study courses. Mr. Trudeau is no longer employed by Mega Systems, Inc. In December 1996 Mr. Trudeau informed the Company that he has received a letter from the U.S. Federal Trade Commission ("FTC"), which raises objections to infomercials made by Mr. Trudeau marketing products of Mega Systems, Inc., including "Mega Memory" tapes. Mr. Trudeau has also informed the Company that the FTC has threatened to initiate an action against him if a settlement is not reached promptly. Mr. Trudeau has not informed the Company how he intends to proceed in connection with this matter. The pendency of this matter may affect Mr.Trudeau's ability to act effectively as a distributor of the Company. It is presently unknown whether this matter will affect the Company's distribution and marketing of "Mega Memory" tapes.
See "Disclosure Regarding Forward-Looking Statements; Risk Factors".

     In 1990 Mr. Trudeau plead guilty in a Massachusetts state court to larceny involving a bank overdraft. He was incarcerated for 21 days and received a suspended sentence of three years. In 1991, Mr. Trudeau plead guilty in federal court in Massachusetts to credit card fraud involving the use of credit cards belonging to others for personal use and was sentenced to 24 months incarceration and 24 months supervised release. Mr. Trudeau has informed the Company that he is no longer under any parole or other type of supervised provisions. In addition, in 1990, Mr. Trudeau filed a Petition under Chapter 13 of the Bankruptcy Code in the United States Bankruptcy Court in Dallas, Texas. Shortly after the filing, Mr. Trudeau withdrew the Petition and no further action was taken. Mr. Trudeau has been the subject of regulatory scrutiny and certain legal proceedings. Mr. Trudeau is a key independent distributor of the Company, but is not an officer or director of the Company, and is not authorized to make statements about Company policy. See "Disclosure Regarding Forward-Looking Statements; Risk Factors".

MARKETS

     The following chart sets forth the countries in which the Company currently operates, the year operations were commenced in each country, and historical sales information by country during the periods indicated.


                                            Year Ended September 30,
                                            ------------------------
                                                (in Thousands)
                    Year
Country            Entered           1996             1995           1994
-------            -------          -------          -------        -------
United States        1984           $89,400        $25,800            $14,700
Canada               1993             6,100          4,200              2,400
Puerto Rico          1994             1,500          2,200                300
United Kingdom(1)    1996               200             --                 --
Korea(2)             1991               100            100                100
Philippines(2)       1993               100            100                100

_____________________
(1)     The Company commenced operations in the United Kingdom in September
        1996.

(2) The Company sells its products to distributors in Korea and the Philippines which do not use the Company's network marketing system.

        The Company currently plans to enter additional markets outside the continental United States. In some instances, regulatory approvals may be required. During the regulatory compliance process, the Company may alter the formulation, packaging or labeling of its products to conform to applicable regulations as well as local variations in customs and consumer habits, and the Company may modify certain aspects of its network marketing system as necessary to comply with applicable regulations.

        The Company may also need to undertake the steps necessary to meet the operational requirements of new markets, including plans to satisfy the inventory, distribution, personnel and transportation requirements of the new market. The Company may also need to modify its distributor manuals, cassette recordings, videocassette and other training materials as necessary to be suitable for the new market. The Company has prepared manuals in English, French and Spanish. Currently, the Company's products are distributed to all markets from the Company's Houston, Texas distribution center.

        In August 1994, to assist the Company in its entry into new markets, the Company retained the services of Dr. David Santiago. In December 1995, Dr. Santiago and the Company agreed to a termination of their relationship.


PRODUCTS

        The Company markets and distributes an extensive product line of approximately 320 items in eight different categories: (1) vitamins, minerals and antioxidants; (2) Nutique personal care items; (3) food and weight management items; (4) herbal formulas, (5) homeopathic and special formulas; (6) cleaning concentrates; (7) filtration systems; and (8) self-improvement programs. The line consists of primarily consumable products that are designed to target the growing consumer interest in natural health alternatives for nutrition and personal care. In developing its product line, the Company has emphasized quality, purity, potency, and safety.

Vitamins and minerals and antioxidants. The Company markets approximately 44 vitamin and mineral products that are offered in a variety of combinations including the Company's proprietary Grand Master(R), Master-Key-Plus(R), and OraFlow Plus(R) formulations.

Nutique personal care items. The Company markets 25 Nutique hair and skin care products including skin care formulas for men and women, shampoo and conditioner, hand and body lotions, sunscreen, an alphahydroxy acid skin rejuvenating complex, and a thigh creme. Each of these products contains ingredients that are formulated to promote healthier looking skin and hair.

Food and weight management items. The Company markets over 51 food and weight management products. These include a whey beverage in four flavors, the Nutri-Mac line of pastas, the Nutri-Blend flour and baking mixes, instant food shakes, fiber products, the Nutri-Cookie(R), and Lean Life(R), a herbal weight management formulation.

Herbal formulas. The Company's 31 herb and herbal formulation products are produced using only natural ingredients and are precisely measured and carefully processed into a convenient tablet or capsule form. The line consists of many traditionally popular herbs such as alfalfa, ginkgo biloba, and garlic, as well as special blends developed by the Company.

Homeopathic and special formulas. Homeopathic remedies, when prepared in minute amounts, mimic disease symptoms and stimulate the body's defense systems. The Company offers 65 homeopathic remedies that have been formulated in accordance with the Homeopathic Pharmacopoeia of the United States. In addition, the Company markets a variety of other special formula products including shark cartilage liquid and capsules, pain relief formulations, cough syrup, digestive aids, sports massaging gel, a special formula dentifrice and special phytochemical products.

Cleaning concentrates. The Company markets household cleaning products that are non-volatile and biodegradable. There are 18 products, including a liquid hand and body soap, dishwasher concentrate, laundry concentrates, laundry softener, a heavy duty cleaner-degreaser, and a pine disinfectant.

Filtration systems. The Company markets 31 products designed to test or improve the quality of air and water, including electrostatic air filters, and water filtration systems.

Self improvement programs.   The Company markets approximately 55 motivational
and self improvement tapes and other products, including "Mega Memory" tapes, purchased primarily through arrangements with Nightingale-Conant Corporation.

        The Company continually seeks to identify, develop and introduce innovative, effective and safe products. During the fiscal year ended September 30, 1995 the Company introduced approximately 25 new products or services. From September 30, 1995 to September 30, 1996 the Company introduced approximately 70 new products or services. Management believes that its ability to introduce new products increases its distributors' visibility and competitiveness in the marketplace.


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

CONSUMER PRODUCT WARRANTIES AND RETURNS

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

        The Company's computer system makes available to the Company's distributors a detailed monthly accounting of sales and recruiting activity. These convenient statements eliminate the need for substantial record keeping on behalf of the distributor. The computer system also is fully integrated with the Company's financial reporting system that generates monthly reports, invoices and payroll. As a precaution, duplicate copies of the Company's computer records are transferred frequently to an off-site location for safekeeping.


MANUFACTURING AND SUPPLIES

        The Company currently purchases all of its vitamins, nutritional supplements and all other products from third parties that manufacture such products to the Company's specifications and standards. The Company purchased products from NION Laboratories ("NION") in the approximate amounts of $2,258,000 and $5,234,000 for the fiscal years ended September 30, 1995 and 1996, respectively. Richard S. Kashenberg, a director of the Company, is the chief executive officer of NION. Until June, 1995 NION was owned by Shermfin Corp., the Company's largest shareholder, and Mr. Kashenberg. Since June 1995 NION has continued to be a principal supplier of product to the Company and the Company believes that its relationship with NION is satisfactory. However, there can be no assurance that NION will continue to be a significant and reliable supplier to the Company.

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

TRADEMARKS AND SERVICE MARKS

        Most products are packaged under the Company's "private label". The Company has registered trademarks with the United States Patent and Trademark Office for its Master Key Plus/(R)/, Oraflow Plus/(R)/, LeanLife/(R)/, Nutri-Cookie/(R)/, Requin 3/(R)/, Grand Master/(R)/, Phytonol/(R)/, BioWater/(R)/, The E-Lemonator/(R)/, and Phytogreen/(R)/. It has applied for trademark registration for its BioGlow/TM/, BioRub/TM/, MasterPiece/TM/ and PowerPlay/TM/.


COMPETITION

        The Company competes with many companies marketing products similar to
those sold and marketed by the Company.   It also competes intensely with other
network marketing companies in the recruitment of distributors.

        There are many network marketing companies with which the Company competes for distributors. Some of the largest of these are Amway, Nature's Sunshine, Inc., Herbalife International, Inc., and Rexall Sundown, Inc. Each of these companies is substantially larger than the Company and has significantly greater resources. The Company competes for distributors by means of its marketing program that includes its commission structure, training and support services, and other benefits.

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


EMPLOYEES

        At September 30, 1996, the Company employed approximately 200 persons. The majority of the Company's employees are office, clerical and warehouse employees. The Company believes that its relationship with its employees is good.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS; RISK FACTORS

        This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Report, including without limitation, the statements in Items 1 and 6 regarding the Company's financial position and liquidity, the Company's operations and proposed operations, and other matters, may be deemed forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Report, including without limitation in conjunction with the forward-looking statements included in this Report, and the following risk factors:

        DISTRIBUTOR NETWORK. The Company's products are distributed through an extensive network marketing system of distributors. Distributors are independent contractors who purchase products directly from the Company for resale and/or for their own use. Distributors typically work on a part-time basis for the Company, and may engage in other business activities, including the sale of products offered by competitors of the Company. The Company has a large number of distributors, and a relatively small corporate staff to implement its marketing programs and provide motivational support. The Company's continued growth depends to a significant degree on its ability to retain and motivate its existing distributors and to attract new distributors by continuing to offer new products and new marketing programs.

        REGULATORY SCRUTINY AND LEGAL PROCEEDINGS. The Company's network marketing system is subject to governmental laws and regulations generally directed at ensuring that product sales are made to consumers of the products and that compensation and advancement within the marketing organization is based on sales of products rather than investment in the organization. These laws and regulations include the federal securities laws, matters administered by the Federal Trade Commission and various state anti-pyramid and business opportunity laws. Although the Company believes that it is in compliance with all such laws and regulations, the Company remains subject to the risk that, in one or more of its present or future markets, its marketing system or the conduct of certain distributors could be found not to be in compliance with applicable laws or regulations. Failure by the Company or significant distributors to comply with these laws and regulations could have an adverse material effect on the Company in a particular market or in general.

        To become a distributor of the Company, a person must be sponsored by an existing distributor, sign the official Distributor Agreement, and purchase a "distributor success kit" from the Company, which is currently priced at $35. The Company's distributors earn the right to receive commissions upon obtaining the level of "executive." Executive level distributors may earn commissions on sales generated by other distributors in their downline organization. There are three ways for a distributor to meet the requirement to become an executive, which can be met the same day he or she enrolls as a distributor or over an extended period of time at the election of the distributor. The Company previously used the terminology of "Instant Executive Program" to reference the qualifications for becoming an executive distributor on an accelerated basis. The Instant Executive Program, particularly as marketed by Kevin

Trudeau, a key independent distributor, and his marketing organization, was the subject of legal and regulatory scrutiny.

        In April 1996 the Attorney General of the State of Illinois (the "Attorney General") filed suit against the Trudeau Marketing Group, Inc., Kevin Trudeau and Jules Leib, People v. Trudeau (the "Illinois Suit") alleging
                        -----------------
violations of the Illinois Consumer Fraud and Deceptive Practices Act and the Illinois Business Opportunities Sales Law of 1995 by, among other things, operating a "pyramid sales scheme." Mr. Leib works with Mr. Trudeau. In addition, the Secretary of State of the State of Illinois issued to Mr. Trudeau and the Trudeau Marketing Group a Summary Order to Cease and Desist prohibiting them from offering or selling "business opportunities" in the State of Illinois. Generally, a "business opportunity" is an agreement involving sales of products or services enabling the purchaser to start a business when the purchaser is required to pay more than $500. Many other states have "business opportunity" statutes. See "Distribution and Marketing" above for further information regarding Mr. Trudeau.

        The Company was not named as a defendant in the Illinois Suit, but the Company's management viewed the Illinois Suit as an opportunity to discuss the Company's marketing program and to resolve confusion surrounding the program.
On July 16, 1996, the Company entered into an "Assurance of Voluntary Compliance" (the "AVC") with the Illinois Attorney General. The AVC preserves the ability of a new distributor to become an executive distributor the day that he or she enrolls by purchasing at least $1,000 in qualifying products and by joining the Order Assurance Program and Master Developer Series. Under the AVC, the Company will maintain its same executive level qualifications, but to aid clarification, it will no longer use the "Instant Executive" designation. The Company entered into similar agreements with the States of Florida, Hawaii, Idaho, Kansas, Kentucky, Michigan, Missouri, New Jersey and Pennsylvania. The Company is presently negotiating agreements with two other states. If the Company does not enter into an AVC-type agreement with either of these states, they may file suit against the Company alleging violation of business opportunity and anti-pyramid laws. The effect of the implementation of the measures in the AVC, including the requirement that executive distributors must make at least five retail sales in a month, and of any agreements the Company may make with other states, is uncertain. Implementation of these agreements may be expensive and could make the program less attractive to distributors. These factors could impact the Company's future operating results. Moreover, because the Company has not previously operated under these agreements, there may be other consequences which are not presently ascertainable and which could adversely affect the Company.

        The Company has been informed that in July 1996, Mr. Trudeau signed a consent decree resolving the lawsuit with the Illinois Attorney General and entered into a settlement agreement with the Illinois Secretary of State resolving the Cease and Desist Order. Among other things, Mr. Trudeau has agreed to abide by all applicable provisions of the AVC entered into between the Company and the Illinois Attorney General. The Company has also been informed that Mr. Leib entered an Assurance of Voluntary Compliance with the Illinois Attorney General.

        In April 1996, the Company received notice from the Securities and Exchange Commission of a formal order of private investigation into possible violations by the Company of the federal securities laws. In December 1996 the Company received a letter from the Securities and Exchange Commission notifying the Company that the staff inquiry had been terminated and that no enforcement action had been recommended at that time to the Commission.

        The Company does not believe that the manner in which it markets its products constitutes a "pyramid scheme" or a "security." The only financial requirement to become a distributor is to purchase a "distributor success kit" which is currently priced at a nominal charge of $35. The Company does not pay a fee or other compensation to distributors as direct remuneration for enrolling distributors in their "downline" and the Company encourages all distributors to retail their products to consumers who are not Company executives. In addition, the Company does not pay a fee or other compensation to distributors for sales of product to their downline, thus, all product purchases are to be consumed by the distributor or sold to the ultimate consumer. The Company believes that the efforts it has undertaken with the Illinois Attorney General and regulatory authorities in other states, which culminated in the AVC in Illinois and elsewhere, will assist the Company in complying with government laws and regulations in the future. Nonetheless, there can be no assurance that the appropriate authorities in any states will not initiate court proceedings against the Company for violation of applicable laws.

        CLASS ACTION LITIGATION.   In August 1996, a suit was filed against the
Company in the United States District Court for the Southern District of Texas, Houston Division (the "Federal Action"). Also named as defendants were

Kevin Trudeau, a key distributor of the Company, the Trudeau Marketing Group, Inc., Bernard Sherman, the largest beneficial owner of the Company's common stock, certain officers of the Company, and Cohig & Associates, Inc. and Neidiger/Tucker/Bruner, Inc., the investment banking firms which previously served as underwriters of the July 1995 public offering of the Company's securities. The Federal Action was brought as a class action on behalf of persons who became "instant" executive distributors of the Company and on behalf of persons who purchased the Company's Common Stock and Warrants between July 11, 1995 and July 16, 1996.

        The principal allegations of the complaint in the Federal Action are that certain aspects of the executive distributor compensation program constituted an illegal pyramid scheme and the sale of an unregistered security and that the Company failed to disclose the alleged illegality of the program and Mr. Trudeau's past. The plaintiffs seek unspecified damages, costs and fees of litigation and punitive damages.

        In August 1996, a suit was also filed against the Company and the same defendants named in the Federal Action in the District Court of Harris County, Texas (the "State Action"). The State Action was brought as a class action on behalf of persons who purchased Common Stock and Warrants of the Company during the period from July 11, 1995 through July 16, 1996.

        The principal allegations of the complaint in the State Action are substantially similar to the Federal Action, i.e., that certain aspects of the executive distributor compensation program constituted an illegal pyramid scheme and that the Company failed to disclose that its outstanding financial results were directly attributable to the questioned aspects of its marketing practices and failed to adequately disclose Mr. Trudeau's past. The plaintiffs seek unspecified damages, costs and fees of litigation and punitive damages.

        The Company strongly denies the allegations in both suits and intends to vigorously defend against the charges made against it. The pendency of these suits, as well as a potentially unfavorable decision to the defendants, could have a material adverse effect on the Company's financial condition and its operations. Due to the significant cost of, and the business disruption associated with, this litigation, the Company may explore a reasonable settlement of this litigation.

        NEGATIVE MEDIA AND OTHER REPORTS. The Company's ability to continue its growth is dependent upon the Company's success in retaining and motivating its existing distributors and in attracting new distributors. A significant part of the Company's recent growth is attributable to the efforts of Kevin Trudeau and his marketing organization (collectively referred to as "Trudeau"). Mr. Trudeau has twice been convicted of criminal charges during the past 10 years. See "Distribution and Marketing" above for biographical information concerning Mr. Trudeau. Trudeau has been particularly successful in recruiting new distributors who quickly attain executive level status with the Company.

        Mr. Trudeau's criminal past was highlighted in an article which appeared in The Wall Street Journal on January 19, 1996. The author of the article also
   --- ---- ------ -------
questioned the legality of Trudeau's marketing practices and, in particular, the marketing of the instant executive program. Similar negative reports were published on the same day by Bloomberg, a news wire service, and by cable television station CNBC. Other negative media reports occurred subsequently.

        The Company is uncertain of the impact of the negative reports in the financial media on its retention and recruitment of distributors. If the negative reports in the financial media or any legal developments cause distributor recruitment and/or retention to suffer, there could be an adverse effect on the Company's future sales. Moreover, even if the Company's operating results were unaffected, the negative media coverage could adversely impact the price of the Common Stock.

        In addition, an individual who several years ago was associated with, and a major shareholder of a predecessor of the Company, has embarked on a campaign to discredit and harm the Company and Mr. Trudeau. He has published negative statements on the Internet and elsewhere regarding the Company and Mr. Trudeau and has contacted various regulatory agencies to complain about the Company and Mr. Trudeau. In separate actions, the Company and Mr. Trudeau brought defamation lawsuits against this individual. The Company was awarded a default judgment and Mr. Trudeau was awarded damages of $10 million. This individual subsequently filed for bankruptcy. The court also ordered that the defendant be enjoined from publishing the statements alleged to be defamatory in Mr. Trudeau's complaint against him. Nonetheless, there is a risk that this individual and/or others may engage in actions which would damage the reputation of the Company and adversely affect the Company's operations.

        STATEMENTS AND OTHER ACTIONS BY DISTRIBUTORS. The Company's distributors are required to sign the Company's official Distributor Agreement which requires them to abide by the Company's policies. Nonetheless, in certain instances distributors have created promotional material which does not accurately describe the Company's marketing program or may have made statements regarding potential earnings or other matters not in accordance with the Company's policies. Although the Company was not sued by regulatory authorities, such actions lead to increased regulatory scrutiny as described above. In order to assure itself that its policies and practices and those of its independent distributors conform to law and fairly protect the interests of consumers, the Company entered into an AVC with the State of Illinois and similar agreements with several other states. Among other things, the Company agreed in the AVC to more carefully monitor against misdescriptions by distributors of the Company's executive compensation plan. The Company has approximately 87,400 distributors. Although the Company intends to increase its efforts to monitor its distributors' statements and activities, there can be no assurance that the Company will be able to accomplish this objective and the Company could be subject to additional regulatory scrutiny and potential claims. In addition, distributors, including key distributors such as Kevin Trudeau, could make predictive statements about the Company's operations or other unauthorized remarks regarding the Company which the Company may be unable to control. Mr. Trudeau and other distributors are not authorized to make such statements on behalf of the Company. Nonetheless, statements or actions by Mr. Trudeau or other distributors could also adversely affect the Company.

        COMPETITION. The business of distributing and marketing vitamins and minerals, personal care items, weight management items, and other products offered by the Company is highly competitive. Numerous manufacturers, distributors and retailers compete actively for consumers. Many of the Company's competitors are substantially larger than the Company and have greater financial resources. The market is highly sensitive to the introduction of new products or weight management plans that may rapidly capture a significant share of the market. As a result, the Company's ability to remain competitive depends in part upon the successful introduction of new products.

        The Company is subject to significant competition from other marketing organizations for the recruitment of distributors. The Company's ability to remain competitive depends, in significant part, on the Company's success in recruiting and retaining distributors. In the last quarter of the fiscal year ended September 30, 1995 and during the fiscal year ended September 30, 1996, one executive level distributor, Kevin Trudeau and his marketing organization, made a significant contribution to the growth of the Company. See "Distribution and Marketing" above. Mr. Trudeau and the other distributors of the Company are not obligated to continue acting as distributors of the Company. There can be no assurance that the Company's programs for recruitment and retention of distributors will be successful. See "Competition" above.

        DEPENDENCE ON KEY PERSONNEL. The Company's future success depends on the continued availability of certain key management personnel, including David
P. Bertrand and Jana Mitcham, founders, officers and directors of the Company. The Company has obtained "key man" insurance on the lives of Mr. Bertrand and Ms. Mitcham with benefit amounts to the Company of $1,060,000 and $660,000, respectively. The Company's continued growth and profitability also depends on its ability to attract and retain other management personnel.

        FAMILY RELATIONSHIPS. At September 30, 1996, the Company employed approximately 200 persons. Of these 200 persons, 15 persons have a family relationship, through birth or marriage, with either David P. Bertrand or Jana Mitcham, executive officers of the Company. The Company's management believes that all of the Company's employees have been employed by the Company on the basis of their qualifications, and that their retention by, and advancement within, the Company has been, and will continue to be, determined by their individual performances as an employee of the Company, and not due to any family relationship. Nonetheless, due to the large number of family relationships, the potential for conflicts of interest could be significant.

        GOVERNMENT REGULATIONS. Although the Company confines its activities to marketing and distribution, the manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by federal agencies, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service and the United States Environmental Protection Agency. These activities are also subject to regulation by various agencies of the states and localities in which the Company's products are sold. In October 1994 the "Dietary Supplement Health and Education Act of 1994" was enacted. The FDA has not yet reconciled its existing regulations with this new legislation. Therefore, the Company cannot determine to what extent any changed or amended regulations will affect its business. The Company cannot determine what effect currently proposed FDA regulations, when and if promulgated, will have on its business in the future. Such regulations could, among other things, require expanded or different labeling, the recall or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. In addition, negative publicity associated with a regulatory inquiry regarding products sold by the Company may adversely affect the Company. See "Distribution and Marketing" above. The Company cannot predict whether new legislation regulating its activities will be enacted, which new legislation could have a material adverse effect on the Company. See "Government Regulation" above.

        EXPANSION INTO FOREIGN MARKETS. Although the Company intends to continue to expand into foreign markets, there can be no assurance that the Company can open markets on a timely basis or that such new markets will prove to be profitable. Significant regulation and legal barriers must be overcome before marketing can begin in any foreign market. Also, before marketing has commenced, it is difficult to assess the extent to which the Company's products and sales techniques will be successful in any given country. In addition to significant regulatory barriers, the Company may also expect problems related to entering new markets with different cultural bases and legal systems from those encountered in the past. See "Markets" above. Moreover, expansion of the Company's operations into new markets entails substantial working capital and capital requirements associated with regulatory compliance.

        EFFECT OF EXCHANGE RATE FLUCTUATIONS.   The Company has commenced
efforts to expand its marketing organization in foreign countries. As a result, exchange rate fluctuations may have a significant effect on its sales and the Company's gross margins. Further, if exchange rates fluctuate dramatically, it may become uneconomical for the Company to establish or continue activities in certain countries.

        NO FIRM CONTRACTS WITH SUPPLIERS OR MANUFACTURERS. The Company does not have any written contracts with any of its suppliers or manufacturers or commitments from any of its suppliers or manufacturers to continue to sell products to the Company. A substantial portion of the products purchased by the Company have been supplied by NION Laboratories ("NION"). Richard S. Kashenberg, a director of the Company, is the chief executive officer of NION. Until June 1995 NION was owned by Shermfin Corp., the Company's largest shareholder, and Mr. Kashenberg. Since June 1995, NION has been owned by a privately held corporation with no affiliation with the Company other than Mr. Kashenberg's continuation as the chief executive officer of NION. Since June 1995 NION has continued to be a principal supplier of product to the Company and the Company believes that its relationship with NION is satisfactory. However, there can be no assurance that NION will continue to be a significant and reliable supplier to the Company. The Company does not have long term supply agreements with NION or any other vendor. Accordingly, there is a risk that any of the Company's suppliers or manufacturers could discontinue selling their products to the Company for any reason. Although the Company believes that it could establish alternate sources for most of its products, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of revenues to the Company.

        PRODUCT LIABILITIES. Although the Company does not engage in the manufacture of any of the products it markets and distributes, the Company could be exposed to product liability claims. The Company has not had any such claims to date. Although the Company maintains product liability insurance which it believes to be adequate for its needs, there can be no assurance that the Company will not be subject to claims in the future or that its insurance coverage will be adequate.

        DIVIDENDS. The Company declared an initial cash dividend of $.02 per share of Common Stock in September 1996. Another dividend of $.02 per share of Common Stock has been declared in December 1996 for payment in January 1997. Although it is the Company's present intent to declare dividends on a quarterly basis, the determination of whether to pay dividends will be made by the Board of Directors and will depend on many factors. See Item 5.

                        ITEM 2.  DESCRIPTION OF PROPERTY

PROPERTIES

     The Company owns no real property. The Company's offices and warehouse facilities in Houston, Texas are leased from non-affiliates. The Company's office building consists of approximately 37,184 square feet and the current monthly rental is $17,950 which escalates over the 4 year term remaining on the lease. Additionally, the Company's warehouse consists of approximately 52,047 square feet and the current monthly rental is $15,613 which escalates over the 4 year term remaining on the lease. See Note 8 to the Financial Statements in
Item 7.


                           ITEM 3.  LEGAL PROCEEDINGS

     As more fully discussed in Items 1 and 6 and Note 8 to the Notes to Financial Statements in Item 7, the Company entered into an "Assurance of Voluntary Compliance" with the Illinois Attorney General and similar agreements with other states. The Company may enter into an agreement with two other states as a result of pending negotiations. However, if such negotiations are unsuccessful, litigation could result. In the future, inquiries may continue from various state agencies concerning the marketing of the Company's programs.

     A formal investigation was commenced during the fiscal year September 30, 1996 by the Securities and Exchange Commission regarding possible violations by the Company of the federal securities laws. In December 1996 the Company received a letter from the Securities and Exchange Commission notifying the Company that the staff inquiry had been terminated and that no enforcement action had been recommended at that time to the Commission.

     In August 1996, a suit was filed against the Company in the United States District Court for the Southern District of Texas, Houston Division (the "Federal Action"). Also named as defendants were Kevin Trudeau, a key distributor of the Company, the Trudeau Marketing Group, Inc., Bernard Sherman, the largest beneficial owner of the Company's Common Stock, certain officers of the Company, and Cohig & Associates, Inc. and Neidiger/Tucker/Bruner, Inc., the investment banking firms which previously served as underwriters of the July 1995 public offering of the Company's securities. The Federal Action was brought as a class action on behalf of persons who became "instant" executive distributors of the Company and on behalf of persons who purchased the Company's Common Stock and Warrants between July 11, 1995 and July 16, 1996.

     The principal allegations of the complaint in the Federal Action are that certain aspects of the executive distributor compensation program constituted an illegal pyramid scheme and the sale of an unregistered security and that the Company failed to disclose the alleged illegality of the program and Mr. Trudeau's past. The plaintiffs seek unspecified damages, costs and fees of litigation and punitive damages.

     In August 1996, a suit was also filed against the Company and the same defendants in the Federal Action in the District Court of Harris County, Texas (the "State Action"). The State Action was brought as a class action on behalf of persons who purchased Common Stock and Warrants of the Company during the period from July 11, 1995 through July 16, 1996.

     The principal allegations of the complaint in the State Action are substantially similar to the Federal Action, i.e., that certain aspects of the executive distributor compensation program constituted an illegal pyramid scheme and that the Company failed to disclose that its outstanding financial results were directly attributable to the questioned aspects of its marketing practices and failed to adequately disclose Mr. Trudeau's past. The plaintiffs seek unspecified damages, costs and fees of litigation and punitive damages.

     The Company strongly denies the allegations in both suits and intends to vigorously defend against the charges made against it. The pendency of these suits, as well as a potentially unfavorable decision to the defendants, could have a material adverse effect on the Company's financial condition and its operations.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders.


                                    PART II

       ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since July 1995, the Common Stock has traded on the National Market System of The Nasdaq Stock Market under the symbol "NFLI". From June 1994 to July 1995, the Common Stock was traded on the Electronic Bulletin Board system operated by the National Association of Securities Dealers, Inc. Quotations in the table below for the periods prior to the quarters ended September 30, 1995 reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions. The quotations for the quarters ended September 30, 1995 and thereafter represent the range of high and low trade quotations. For the earlier periods, the quotations reflect the high bid and low bid prices. The quotations have been adjusted to give effect to a three-for-five split of the Common Stock effected on July 10, 1995 and a two-for-one split of the Common Stock effected on December 8, 1995.

     The Warrants commenced trading in July 1995 on the National Market System of The Nasdaq Stock Market under the symbol "NFLIW".

                                                 Common Stock         Warrants
                                                --------------    --------------
Quarter Ended                                    High    Low       High    Low
-------------                                   ------  ------    ------  ------

Fiscal 1994
-----------
June 30, 1994 (Commencing June 27, 1994)        $ 1.25  $ 1.25
September 30, 1994......................          1.25    1.25
Fiscal 1995
-----------
December 31, 1994.......................          1.67    1.25
March 31, 1995..........................          3.54    1.67
June 30, 1995...........................          3.65    1.67
September 30, 1995......................          9.50    2.50    $ 5.63  $ 0.25
Fiscal 1996
-----------
December 31, 1995.......................         24.00    8.63     20.13    5.00
March 31, 1996..........................         35.00   16.75     31.50   13.00
June 30, 1996...........................         23.00    8.50     19.25    5.00
September 30, 1996......................         17.75    9.50     14.25    6.50

   As of September 30, 1996, there were 1,433 record holders of Common Stock.

   The Company declared its first cash dividend on its Common Stock in September 1996. The dividend of $.02 per share was paid in October 1996. Another dividend of $.02 per share of Common Stock has been declared in December 1996 for payment in January 1997. The Company currently intends to declare dividends in this amount on a quarterly basis. However, the determination of the payment of dividends in the future will be within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors.

                ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops products that are designed for health conscious consumers, and sells those products through its network of approximately 87,400 independent distributors. The Company offers a line of approximately 320 products in eight categories, including nutritional supplements, health foods, weight management items, skin care products and other consumer products.

     The Company has experienced rapid growth in both net sales and income during the past three fiscal years. Management believes that the Company's success is attributable primarily to the Company's emphasis on continually improving both its marketing programs and product offerings and the efforts of its independent distributors in attracting new distributors to the Company's network. The Company's sales expansion has been the result of growth in both domestic and foreign markets. The Company intends to expand its efforts in these areas and also expects to enter into markets in other countries outside the United States. The rate and extent of this expansion will depend upon many factors, including sales momentum, the effect of government regulations and general economic conditions.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentages which selected items in the Consolidated Statement of Operations bear to net sales:


                                         Year Ended September 30,
                                         ------------------------
                                           1996    1995   1994
                                           ----    ----   ----
Net sales                                 100.0%  100.0%  100.0%
Cost of sales                              69.6    72.8    72.7
                                          -----   -----   -----
Gross profit                               30.4    27.2    27.3
Marketing, distribution and
  administrative expenses                  16.7    18.1    24.8
                                          -----   -----   -----
Income from operations                     13.7     9.1     2.5
Other income (expense), net                 0.6     0.3    (0.1)
                                          -----   -----   -----
Income before income tax expense           14.3     9.4     2.4
Income tax expense                          5.4     2.4     0.0
                                          -----   -----   -----
Net income                                  8.9     7.0     2.4
Preferred stock conversion                  0.0     0.0     1.0
                                          -----   -----   -----
Net income applicable to common shares      8.9%    7.0%    1.4%
                                          =====   =====   =====

YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO YEAR ENDED SEPTEMBER 30, 1995

        Net sales for the year ended September 30, 1996 increased by $65,114,000 or 201.7% to $97,404,000 from $32,290,000 for the year ended September 30, 1995.
The increase in net sales is primarily the result of the Company increasing its number of distributors and its sales per average number of distributors. At September 30, 1996, the Company had approximately 87,400 distributors compared to approximately 57,300 at September 30, 1995. However, the rate of growth in the number of distributors slowed during the three months ended June 30, 1996 and September 30, 1996, respectively, to a net increase of 3,502 and 1,452 distributors. The ability of the Company to increase its number of distributors and its sales per average number of distributors is material to the growth of the Company. Management believes that the regulatory scrutiny and legal proceedings initiated in the year ended September 30, 1996, as well as the negative media reports, were significant factors affecting distributor recruitment and retention and sales efforts by distributors during the last two quarters of the year ended September 30, 1996. The Company has resolved certain of these issues, but the ability of the Company to regain the rate of growth realized during the first two quarters of the year ended September 30, 1996 cannot be predicted with certainty. The increase in net sales is recapped below:


     New executive initial purchases            $30,163,000

     Growth in sales due to increased number
      of distributors                            16,818,000

     Increase in distributor average sales       18,133,000
                                                -----------
                                                $65,114,000
                                                ===========

        The Company's net sales per average number of distributors per month increased from $59 during the year ended September 30, 1995 to $112 for the year ended September 30, 1996. Approximately 46% of the increase in net sales was due to new distributors electing to purchase product to qualify as an executive under the program formerly known as the Instant Executive Program. No one distributor has directly accounted for more than 5% of the Company's net sales in any of the past three fiscal years.

        The Instant Executive Program had referred to an option by which a distributor could quickly attain the level of "executive". Executive level distributors may earn commissions on sales generated by other distributors in their downline organization. The Instant Executive Program, particularly as marketed by Kevin Trudeau, a key distributor of the Company, has been the subject of legal and regulatory scrutiny.

        In April 1996 the Attorney General of the State of Illinois (the "Attorney General") filed suit against the Trudeau Marketing Group, Inc., Kevin Trudeau, and Jules Leib, People v. Trudeau (the "Illinois Suit"). The Company
                         -----------------
was not named as a defendant in the Illinois Suit, but the Company's management viewed the Illinois Suit as an opportunity to discuss the Company's marketing program and to resolve confusion surrounding the program. On July 16, 1996, the Company entered into an "Assurance of Voluntary Compliance" (the "AVC") with the Attorney General. The AVC preserves the ability of a new distributor to become an executive distributor the day that he or she enrolls by generating at least $1,000 in qualifying product volume and by joining the Order Assurance Program ("OAP") and Master Developer Series. Under the AVC, the Company will maintain its same executive level qualifications, but to aid clarification, it will no longer use the "instant executive" terminology.

        Other key features of the AVC focus on the Company's commitment to: (a) create an official explanation of its marketing and compensation plan and to prohibit distributors from creating their own explanations of how the marketing and compensation plan works; (b) make clear that there are no mandatory purchases of product to become a distributor; (c) take further steps to stress distributor compliance with the Company's policies and procedures; and (d) create a World Wide Web site on the Internet to provide more information about the Company's products and programs. The Company also agreed to provide distributor earnings disclosures, to make clear that executive distributors cannot earn commissions unless they are engaged in the sale of the Company's products to five consumers per month at retail, including procedures to verify retail sales, to take additional steps to encourage distributors to redeem OAP certificates for product, and to monitor customer purchases. The Company also agreed to make a contribution to the Illinois Consumer Education Fund.

        The Company entered into similar agreements with the states of Florida, Hawaii, Idaho, Kansas, Kentucky, Michigan, Missouri, New Jersey, and Pennsylvania. See Item 1. The Company may enter into agreements with other states in the future.

        The Company expended significant time and resources engaging in the discussions with the Attorney General and other state attorneys general. Included in the results of operations for the year ended September 30, 1996 were expenses of approximately $782,000 related to the Company's resolution of these states' legal issues. These expenses included contributions to state funds, legal fees, costs associated with revised marketing literature and other distributor communications, and the establishment of a World Wide Web site on the Internet. In addition, uncertainty about the possible outcome of these discussions, the SEC investigation, the class action lawsuits and certain unfavorable media reports appears to have affected the efforts of some of the Company's distributors during the year ended September 30, 1996. The future effect of the resolution of these issues in Illinois, Florida and the other eight states, and the implementation of, and continued compliance with, the AVC could negatively impact the Company's future operating results. See Item 1.

        The AVC preserves the OAP, a popular option for distributors. Under the OAP, a distributor may elect to enroll in a minimum ordering program to maintain eligibility for bonuses. Minimum orders ranging from $41 to $300 per month are automatically placed by credit card or check. So long as distributors continue to enroll in the OAP the Company is assured of sales and the distributor is assured participation in bonus programs. As noted above, the Company has agreed in the AVC to take additional steps to encourage distributors to redeem OAP certificates for product and to limit the number of OAP certificates which may be issued. The OAP is voluntary and no restrictions are placed upon any participant's ability to exit the Program. As of September 30, 1996 and 1995, respectively, there were approximately 41,700 and 18,000 participants in this Program. On the average during the year ended September 30, 1996, the Company issued OAP certificates for approximately 40% of the participants. The percentage for the comparable period in 1995 is not available.

        The Company recognizes revenues on the OAP certificates when they are redeemed for product or when they expire. The Company recognized revenues from the redemption of certificates of $7,647,000 and $1,090,000 for the years ended September 30, 1996 and 1995. The Company recognized revenues from expired certificates of $3,025,000 and $876,000 during the years ended September 30, 1996 and 1995. At September 30, 1996 and 1995, the Company had a liability for unredeemed certificates of $3,893,600 and $347,800 which is included in deferred income in the Financial Statements in Item 7. The effect of the AVC on future revenues from OAP certificates is uncertain, but could have a negative impact on the Company's future operating results.

        Cost of sales increased by $44,312,000 or 188.4% to $67,827,000 for the year ended September 30, 1996 from $23,515,000 for the year ended September 30, 1995. Also included in the cost of sales for the year ended September 30, 1996, is approximately $58,000 of the $782,000 incurred in resolving the state legal issues discussed above. Cost of sales as a percentage of net sales decreased from 72.8% in the year ended September 30, 1995 to 69.6% in the year ended September 30, 1996. Cost of sales, which includes product costs, commissions and bonuses paid to distributors, and shipping costs, is recapped below:

                                    Year Ended
                                   September 30,
                                   -------------
                                    1996   1995
                                    ----   ----
Product costs                       23.6%  24.3%

Commissions and bonuses
  paid to distributors              39.2   40.5

Shipping costs                       6.8    8.0
                                    ----   ----
                                    69.6%  72.8%
                                    ====   ====

          The percentage of product costs decreased 0.7% primarily as a result of improved pricing with higher volume. The decrease in the percentage of commissions and bonuses paid of 1.3% was the result of the significant growth in new executive initial purchases and the lower level of the associated commissions and bonuses in relation to a slower growing organization. The decrease of 1.2% in the percentage of shipping costs resulted from economies of scale in shipping costs associated with the volume of sales from new executive initial purchases.

          Gross profit increased 237.1% or $20,802,000 from $8,775,000 for the year ended September 30, 1995 to $29,577,000 for the year ended September 30, 1996. Gross profit as a percentage of sales increased from 27.2% for the year ended September 30, 1995 to 30.4% for the year ended September 30, 1996.

          Marketing, distribution and administrative expenses increased $10,377,000 or 177.3% from $5,853,000 for the year ended September 30, 1995 to
$16,230,000 for the year ended September 30, 1996. As a percentage of net sales, marketing distribution and administrative expenses decreased to 16.7% for the year ended September 30, 1996 from 18.1% for the year ended September 30, 1995. The dollar increase resulted primarily from increased personnel costs, credit card fees, postage and professional fees to support the Company's growth. Also included in the increase in marketing, distribution and administrative expenses is approximately $724,000 of the $782,000 incurred in resolving the state legal issues discussed above. As a result of the increase in marketing, distribution and administrative costs incurred in connection with the Company's growth and the increased expenses related to legal issues, the Company's future operating results will be negatively impacted if the Company is not successful in regaining its growth in sales experienced during the first two quarters of the year ended September 30, 1996.

          Income from operations for the year ended September 30, 1996 increased $10,426,000 or 356.9% to $13,347,000 from $2,921,000 for the year ended
September 30, 1995, principally as a result of the higher level of sales, the increase in income recognized from expired OAP certificates, and the increase in the gross profit as a percentage of sales. Income from operations as a percentage of sales increased from 9.1% for the year ended September 30, 1995 to 13.7% for the year ended September 30, 1996.

          Other income increased to $648,000 for the year ended September 30, 1996 from $88,000 for the year ended September 30, 1995. The increase was primarily a result of interest income earned.

          Income tax expense increased $4,525,000 to $5,290,000 for the year ended September 30, 1996 from $765,000 for the year ended September 30, 1995. The dollar increase resulted from higher taxable income, an increased base tax rate, and a reduced effect of the utilization of approximately $150,000 of net operating loss carryforward compared to approximately $423,000 in the prior fiscal year.

          Net income was $8,705,000 for the year ended September 30, 1996, an increase of 287.9% compared to $2,244,000 for the year ended September 30, 1995, principally as a result of higher level of sales and the increase in gross profit as a percentage of sales.

YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO YEAR ENDED SEPTEMBER 30, 1994

          Net sales for the year ended September 30, 1995 increased by $14,707,000 or 84% to $32,290,000 from $17,583,000 for the year ended September
30, 1994. The increase in net sales is primarily the result of a 51.6% growth in the number of distributors. As of September 30, 1995, the Company had approximately 57,300 distributors compared to approximately 37,800 at September 30, 1994. Of the 19,500 increase in distributors, 7,700 were new distributors utilizing the Instant Executive option. In addition, a price increase was enacted on June 1, 1995 on certain products to offset related increases in product costs. The increase in net sales is recapped below:



New executive initial purchases                           $ 7,700,000
Growth in sales due to increased number of distributors     6,067,000
Sales price increase                                          940,000
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

          Cost of sales increased by $10,732,000 or 84% to $23,515,000 for the year ended September 30, 1995 from $12,783,000 for the year ended September 30, 1994. Cost of sales as a percentage of net sales increased only slightly in the year ended September 30, 1995 compared to the year ended September 30, 1994. Cost of sales, which includes product costs, commissions and bonuses paid to distributors, and shipping costs, is recapped as a percentage of net sales in the following table:


                                  September 30,
                                  -------------
                                   1995   1994
                                   ----   ----
Product Costs                      24.3%  24.1%

Commissions and bonuses paid to
 distributors                      40.5   39.7

Shipping costs                      8.0    8.9
                                   ----   ----
                                   72.8%  72.7%
                                   ====   ====

The percentage of product costs increased slightly as the Company balanced increases in product costs with increases in sales prices as noted above. The increase in the percentage of commissions and bonuses paid to distributors of 0.8% was the result of maturing distributor incentives and the balancing of selected product incentive levels. The decrease of 0.9% in the percentage of shipping costs resulted from economies of scale in shipping costs and a reduction in shipping costs associated with the volume of sales of product in the Instant Executive Program.

          Gross profit increased by 83% or $3,973,000 from $4,801,000 for the year ended September 30, 1994 to $8,774,000 for the year ended September 30, 1995. Gross profit as a percentage of sales decreased from 27.3% for the year ended September 30, 1994 to 27.2% for the year ended September 30, 1995.

          Marketing, distribution and administrative expenses increased $1,494,000 or 34.3% to $5,853,000 for the year ended September 30, 1995 from $4,359,000 for the year ended September 30, 1994. As a percentage of sales, marketing, distribution and administrative expenses decreased from 24.8% for the year ended September 30, 1994 to 18.1% for the year ended September 30, 1995. The dollar increase resulted primarily from increased salaries, credit card discount rate charges, postage, travel and marketing expense to provide for the growth in sales.

          Income from operations increased $2,479,000 or 561% to $2,921,000 for the year ended September 30, 1995 compared to $442,000 for the year ended September 30, 1994, principally as a result of the higher level of sales. Income from operations as a percentage of sales increased from 2.5% for the year ended September 30, 1994 to 9.1% for the year ended September 30, 1995.

          Other income increased to $88,000 for the year ended September 30, 1995 from a deficit of $11,000 for the year ended September 30, 1994. The increase was primarily a result of a partial collection of a legal judgment in favor of the Company and interest income earned.

          The Company incurred income tax expense of $765,000 for the year ended September 30, 1995. There was no income tax expense for the year ended September 30, 1994 as the Company was able to utilize its loss carryforwards to offset income. As of September 30, 1995, the Company had approximately $553,000 of net operating loss available to carryforward subject to limitations imposed by the Tax Reform Act of 1986.

          Net income was $2,244,000 for the year ended September 30, 1995, an increase of 420% compared to net income of $431,000 for the year ended September 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its recent growth primarily from funds obtained from operations. The Company had cash and cash equivalents of $15,589,000 at September 30, 1996 compared to $8,960,000 at September 30, 1995.
For
the year ended September 30, 1996, the net cash provided by operations was $7,165,000 and $2,174,000 was used for the acquisition of property and equipment and $211,660 for start-up expenditures in the United Kingdom. The Company also received $1,854,000 from the exercise of Warrants issued in the public offering completed in July, 1995 and the exercise of stock options. The Company received net cash from operations for the year ended September 30, 1995 of $5,132,000 and used $408,000 for the acquisition of property and equipment. The increase in net cash provided by operations and cash and cash equivalents was a result of record sales and more efficient operations.

          The Company had working capital of $14,556,000 at September 30, 1996 compared to $6,082,000 at September 30, 1995. Approximately 95% of all sales are paid in advance before shipment; therefore, accounts receivable as a percentage of sales averages less than 5% of monthly sales.

          Approximately 65% of the Company's net sales are processed through credit card transactions. The Bank which services these transactions requested that the Company grant the Bank a security interest in the funds deposited from credit card transactions to protect the Bank against customer returns and "charge backs". To accomplish this the Company pledged in May, 1996, $3,000,000 in repurchase agreements purchased by the Company from the Bank to collateralize the Bank. In July, 1996, the Bank reduced the pledged collateral to $500,000 in repurchase agreements and a $500,000 letter of credit. Subsequent to September 30, 1996, the Bank returned the remaining $500,000 in repurchase agreements and the $500,000 letter of credit.

          In August, 1996, the Board of Directors declared a quarterly cash dividend of $.02 per common share payable October 15, 1996 to shareholders of record as of September 30, 1996. Dividends of $111,000 were paid on October 15, 1996.

          In September, 1996, the Board of Directors authorized a repurchase program of the Company's common stock. Under the program the Company may purchase up to 200,000 shares in the open market or through privately negotiated transactions. The program terminates June 30, 1997, unless extended by the Board of Directors.

          The Company believes its existing cash resources and revenues to be derived from operations should be sufficient to meet the Company's capital needs and planned expansion requirements for the next 12 months. The Company currently anticipates expanding into new foreign markets, but the extent of the expansion has not been determined and will be dependent upon results of operations and other factors. The Company's financial position may also be impacted by the Company's future operating results which are uncertain particularly due to the recent AVC, media and other reports and the pendency of the class action lawsuits. In addition, due to the significant cost of, and the business disruption associated with the class action lawsuits, the Company may explore a reasonable settlement of this litigation.

          Although no assurance can be given, the Company and its independent legal counsel believe the Company has meritorious defenses to both of the class action lawsuits and the Company intends to defend itself vigorously. While the ultimate results cannot be reasonably estimated, a judgment against the Company could have a significant negative impact on the operations and financial position of the Company.

          The Company has not been subjected to any material price increases by its suppliers and inflation is not expected to have a material impact on the Company's business during the next twelve months.

          The Company has approximately $130,000 of net operating loss available to carry forward subject to limitations imposed by Section 382 of the Internal Revenue Code expiring through 2008. It is management's opinion, based on prior operating results and expected future operating results, that it will be more likely than not that the Company will utilize its entire net operating loss carryforward before expiration.

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No.
121). SFAS No. 121 requires, among other things, that impairment losses on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS No. 121 for the year ending September 30, 1997 and its implementation is not expected to have a material effect on the financial statements.

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company does not anticipate adopting the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25. However, the Company will be required to provide additional disclosures beginning in the year ending September 30, 1997 providing pro forma effects as if the Company had elected to adopt SFAS No. 123.

                        ITEM 7.  FINANCIAL STATEMENTS

  The financial statements of the Company are included on F-1 through F-17.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    PAGE
                                                                    ----

NUTRITION FOR LIFE INTERNATIONAL, INC. FINANCIAL STATEMENTS:

        Independent Auditors' Reports.............................. F-2 to F-3
        Consolidated Balance Sheets as of September 30, 1996
         and 1995.................................................. F-4
        Consolidated Statements of Operations for the Years Ended
         September 30, 1996, 1995 and 1994......................... F-5
        Consolidated Statements of Stockholders' Equity for the
         Years Ended September 30, 1996, 1995 and 1994............. F-6
        Consolidated Statements of Cash Flows for the Years Ended
         September 30, 1996, 1995 and 1994......................... F-7
        Notes to Consolidated Financial Statements................. F-8 to F-17

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors
  and Shareholders of
  Nutrition for Life International, Inc.



We have audited the consolidated balance sheet of Nutrition for Life International, Inc. as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition for Life International, Inc. at September 30, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                            BDO Seidman, LLP


Houston, Texas
November 1, 1996, except Notes 7 and 8
  which are dated December 4, 1996.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

The Board of Directors
Nutrition For Life International, Inc.:

We have audited the accompanying balance sheet of Nutrition For Life International, Inc. as of September 30, 1995 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nutrition For Life International, Inc. as of September 30, 1995 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 1995 in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP

Houston, Texas
November 2, 1995, except as to note 2,
which is as of December 8, 1995

                     NUTRITION FOR LIFE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1996 AND 1995

                                                                   1996          1995
                                                                   ----          ----
                                     ASSETS
                                     ------

Current Assets:
            Cash and cash equivalents.........................  $15,588,504  $ 8,960,100
            Accounts receivable, less allowance for doubtful
             accounts of $38,000 and $0.......................      368,062      172,762
            Inventories.......................................    6,365,350    2,267,617
            Deferred tax asset, net (Note 5)..................    1,500,000            -
            Refundable federal income taxes...................      500,000            -
            Prepaid expenses and other assets.................      260,091       89,251
                                                                -----------  -----------

              Total Current Assets............................   24,582,007   11,489,730

Property and Equipment, Net (Note 4)..........................    2,493,759      620,818
Deferred Tax Asset, Net (Note 5)..............................            -       79,142
Intangible Assets, Net........................................      340,063      227,498
Other Assets..................................................      212,031      148,425
                                                                -----------  -----------
                                                                $27,627,860  $12,565,613
                                                                ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
            Accounts payable....................................  $ 2,577,101   $ 2,389,706
            Accrued bonuses and commissions.....................    2,041,678     1,266,616
            Deferred income (Note 7)............................    3,893,570       347,795
            Accrued expenses and other liabilities..............      552,424       559,415
            Federal and franchise tax payable...................      850,000       843,737
            Dividends payable (Note 2)..........................      111,371             -
                                                                  -----------   -----------

              Total Current Liabilities.........................   10,026,144     5,407,269
                                                                  -----------   -----------

Commitments and Contingencies (Note 8)
Stockholders' Equity (Note 2):
            Preferred stock, $.001 par value; 1,000,000
              authorized; none issued and outstanding...........            -             -
            Common stock; $.01 par value; 20,000,000
              and 10,000,000 shares authorized..................       55,686        50,565
            Additional paid-in capital..........................    9,939,059     8,089,992
            Retained earnings (deficit).........................    7,611,580      (982,213)
            Cumulative foreign currency translation adjustment..       (4,609)            -
                                                                  -----------   -----------
              Total Stockholders' Equity........................   17,601,716     7,158,344
                                                                  -----------   -----------
                                                                  $27,627,860   $12,565,613
                                                                  ===========   ===========

         See accompanying notes to consolidated financial statements.

                     NUTRITION FOR LIFE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                    1996         1995          1994
                                                    ----         ----          ----


Net sales (Notes 7 and 10)...................   $97,403,757   $32,289,752   $17,583,195
Cost of sales (Note 9).......................    67,826,803    23,515,259    12,782,597
                                                -----------   -----------   -----------
Gross profit                                     29,576,954     8,774,493     4,800,598
Marketing, distribution and
  administrative expenses (Note 8)...........    16,230,023     5,853,330     4,358,503
                                                -----------   -----------   -----------

Income from operations.......................    13,346,931     2,921,163       442,095
                                                -----------   -----------   -----------
Other income (expense)
            Interest, net....................       711,563       (51,499)      (59,539)
            Other, net (Note 8)..............       (63,533)      139,189        48,747
                                                -----------   -----------   -----------
                                                    648,030        87,690       (10,792)
                                                -----------   -----------   -----------
Income before income tax expense.............    13,994,961     3,008,853       431,303
Income tax expense (Note 5)..................     5,289,797       764,595             -
                                                -----------   -----------   -----------
Net income                                        8,705,164     2,244,258       431,303
Preferred stock conversion (Note 3)..........             -             -       181,243
                                                -----------   -----------   -----------
Net income applicable to common shares.......   $ 8,705,164   $ 2,244,258   $   250,060
                                                ===========   ===========   ===========
Primary earnings per common share............         $1.36          $.65          $.09
                                                ===========   ===========   ===========
Fully-diluted earnings per common share......         $1.36          $.51          $.08
                                                ===========   ===========   ===========

Weighted average common shares outstanding:
            Primary..........................     6,405,152     3,437,258     2,824,734
            Fully-diluted....................     6,405,152     4,443,532     3,791,566
                                                ===========   ===========   ===========

         See accompanying notes to consolidated financial statements.

                     NUTRITION FOR LIFE INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994




                                                                                          Cumulative
                                                                                           Foreign
                                              Common Stock     Additional     Retained     Currency         Total
                                           ------------------    Paid-in      Earnings    Translation   Stockholders'
                                            Shares    Amount     Capital     (Deficit)    Adjustment        Equity
                                           ---------  -------  -----------  ------------  -----------    -----------

Balance, at October 1, 1993..............  2,824,734  $28,247   $3,664,711  $(3,476,531)  $         -    $   216,427

Net income...............................          -        -            -      431,303             -        431,303

Preferred stock conversion...............          -        -      181,243     (181,243)            -              -
                                           ---------  -------   ----------  -----------   -----------    -----------

Balance, at September 30, 1994...........  2,824,734   28,247    3,845,954   (3,226,471)            -        647,730

Net income...............................          -        -            -    2,244,258             -      2,244,258

Conversion of debt.......................    360,000    3,600      126,900            -             -        130,500

Public offering..........................  1,840,000   18,400    4,089,331            -             -      4,107,731

Exercise of stock options................     30,790      308       24,067            -             -         24,375

Exercise of warrants.....................      1,000       10        3,740            -             -          3,750
                                           ---------  -------   ----------  -----------   -----------    -----------

Balance, at September 30, 1995...........  5,056,524   50,565    8,089,992     (982,213)            -      7,158,344

Net income...............................          -        -            -    8,705,164             -      8,705,164

Cash dividends (Note 2)..................          -        -            -     (111,371)            -       (111,371)

Foreign currency translation adjustment..          -        -            -            -        (4,609)        (4,609)

Exercise of stock options................     27,454      275       36,723            -             -         36,998

Exercise of warrants.....................    484,584    4,846    1,812,344            -             -      1,817,190
                                           ---------  -------   ----------  -----------   -----------    -----------

Balance, at September 30, 1996...........  5,568,562  $55,686   $9,939,059  $ 7,611,580   $    (4,609)   $17,601,716
                                           =========  =======   ==========  ===========   ===========    ===========

         See accompanying notes to consolidated financial statements.

                     NUTRITION FOR LIFE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



                                                                1996              1995         1994
                                                            -------------     ------------  ----------
Cash flows from operating activities:
        Net income........................................  $  8,705,164      $  2,244,258  $  431,303
        Adjustments to reconcile net income to net cash
          provided by operating activities:
           Depreciation and amortization..................       400,368           211,469     161,112
           Bad debt expense...............................       671,198            93,744      88,581
           Deferred tax benefit...........................    (1,420,858)          (79,142)          -
           Changes in assets and liabilities:
              Accounts receivable.........................      (866,498)         (171,025)   (100,654)
              Inventories.................................    (4,097,733)       (1,241,050)    (70,887)
              Refundable federal income taxes.............      (500,000)                -           -
              Prepaids and other assets...................      (170,840)           30,795     (89,487)
              Other assets................................       (63,606)          (48,976)    (60,094)
              Accounts payable............................       187,395         1,847,497      87,801
              Consigned inventory deposits................             -           (48,881)     24,491
              Deferred income.............................     3,545,776           245,023      10,088
              Accrued expenses and other liabilities......       768,070         1,205,013      73,322
              Federal and franchise tax payable...........         6,263           843,737           -
                                                             -----------         ---------     -------
Net cash provided by operating activities.................     7,164,699         5,132,462     555,576
                                                             -----------         ---------     -------
Cash flows from investing activities:
        Purchase of property and equipment................    (2,174,214)         (407,882)   (167,039)
        Purchase of intangible assets.....................      (211,660)                -           -
                                                             -----------         ---------     -------
Net cash used in investing activities.....................    (2,385,874)         (407,882)   (167,039)
                                                             -----------         ---------     -------
Cash flows from financing activities:
        Exercise of stock options.........................        36,998            24,375           -
        Exercise of warrants..............................     1,817,190             3,750           -
        Principal repayments on long-term debt............             -          (519,500)          -
        Proceeds from notes payable - bank................             -                 -      45,000
        Principal repayments on notes payable - bank......             -           (20,000)    (25,000)
        Net proceeds from public offering.................             -         4,107,731           -
                                                             -----------         ---------     -------
Net cash provided by financing activities.................     1,854,188         3,596,356      20,000
                                                             -----------         ---------     -------
Net increase in cash and cash equivalents.................     6,633,013         8,320,936     408,537
Cash and cash equivalents, beginning of year..............     8,960,100           639,164     230,627
Cumulative foreign currency translation adjustment........        (4,609)                -           -
                                                             -----------         ---------     -------
Cash and cash equivalents, end of year....................   $15,588,504      $  8,960,100   $ 639,164
                                                             ===========      ============   =========
Supplemental disclosure of noncash financing activities:
        Conversion of convertible long-term debt to
          common stock....................................  $          -      $    130,500   $       -
                                                            ============      ============   =========

        Declaration of dividends..........................   $   111,371      $          -   $       -
                                                            ============      ============   =========
Supplemental disclosure of cash flow information:
        Federal and state income taxes paid...............   $ 7,210,000      $          -   $       -
                                                            ============      ============   =========

         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS

     Nutrition for Life International, Inc., ("NFLI" or the "Company"), a Texas corporation, was formed on September 15, 1993 for the purpose of being the sole survivor of a merger between Nutrition Express Corporation of Colorado, Inc. (NEC-Colorado) and Nutrition Express Corporation of Utah, Inc. (NEC-Utah) and the Company, as discussed in Note 3. The effect of the merger was that, instead of NEC-Colorado and NEC-Utah conducting operations through their ownership of a general partnership, Nutrition for Life International (the Partnership), these corporations were merged and the business operations have been conducted through one corporation, NFLI. The assets and liabilities of the Partnership became the assets and liabilities of the Company, and the business operations have continued as they were conducted previously.

     The Company operates as a wholesale distributor through its network marketing organization, by selling a variety of consumer products and services through independent distributors in the United States and abroad. The Company develops products that are designed for health-conscious consumers, and sells those products to consumers through its network of independent distributors. The Company offers a product line of approximately 320 products in eight categories, including nutritional supplements, health foods, weight management items, skin care products and other consumer products.

     The Company develops products that it believes will have market appeal to its distributors and their customers, and assist its distributors in building their own businesses. The Company provides product development, marketing aids, customer service and essential record keeping functions for its distributors.

     Distributors actively recruit interested people to become new distributors for the Company. These recruits are placed beneath the recruiting distributor in the "network" and are referred to by the Company as that distributor's "downline." Distributors earn commissions on sales generated by the distributors in their downline as well as on the sales they generate directly. The Company's operations depend to a significant degree on the Company's ability to retain and motivate its existing distributors and to attract new distributors by continuing to offer new products and new marketing programs.

     Although the Company confines its activities to marketing and distribution, the manufacturing, packaging, labeling and advertising of the Company's products are subject to regulation by several federal agencies, as well as various agencies of the states in which the Company's products are sold. In addition, the Company's network marketing system is subject to governmental regulations generally directed at ensuring that product sales are made to consumers of the products and that advancement within the marketing organization is based on sales of products rather than investments in the organization.

     The Company's wholly-owned subsidiary, Nutrition For Life International
(UK) Ltd. ("UK"), was incorporated on April 8, 1996 in the United Kingdom and was formed primarily to operate as a wholesale distributor of the Company's products throughout the United Kingdom.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

                    NUTRITION FOR LIFE INTERNTAIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



INVENTORIES

     Inventories consist mainly of health and skin care products, dietary supplements, food products and household cleaning products. Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation on equipment is provided using the straight-line method over the estimated useful lives of the
assets.   For income tax purposes, depreciation on certain assets is calculated using accelerated methods. Leasehold improvements are amortized over the terms of the lease, not in excess of their estimated useful lives.

INTANGIBLE ASSETS

     Intangible assets represent organizational costs and the value assigned to nutrition and homeopathic product formulations. These assets are being amortized over 10 years.

REVENUE RECOGNITION

     The Company sells its products directly to independent distributors. Sales are recorded when products are shipped. Net sales represent orders shipped, less estimated returns and allowances. Provisions have been made for estimated returns and allowances at the time of sale. Included in cost of sales are rebates and other commissions which are paid monthly and are calculated using specific rates based on actual sales volume.

     NFLI issues product redemption certificates to distributors who enroll in the Company's order assurance program. Revenues are recorded when these certificates are redeemed for product. However, if the certificates are not redeemed for product, the Company records revenues ratably over a 150 day period commencing with the ending of the expiration period of 120 days (see Note 7). Such revenues are recorded as part of the Company's net sales.

INCOME TAXES

     The Company recognizes income tax expense using the liability method of accounting for deferred income taxes. A deferred tax asset or liability is recorded based upon the tax effect of temporary differences between the tax basis of assets and liabilities and their carrying value for financial reporting purposes. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities during the year. The Company adjusts the deferred tax asset valuation allowance based upon the anticipated future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

EARNINGS PER COMMON SHARE

     Earnings per common share were computed by dividing net income applicable to common shares, which has been reduced by the charge for conversion of preferred stock for the year ended September 30, 1994 (see Note 3), and by the weighted average number of shares of common stock outstanding after giving effect to dilutive stock options and warrants. The stock options and warrants are included as share equivalents using the treasury stock method, based on the average market price of the common shares during the year.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Fully-diluted earnings per common share for the years ended September 30, 1995 and 1994 are determined on the assumption that the convertible long-term debt outstanding as of those dates was converted as of the beginning of the year. Net income applicable to common shares was adjusted for the interest on the convertible long-term debt, net of its tax effect. In addition, stock options and warrants are included as share equivalents in 1995 and 1994 using the treasury stock method, based on the market price of the common shares as of September 30, 1995 and 1994.

     As certain debt was retired with the proceeds of the Company's public offering (see Note 2) and certain debt was converted in connection with the offering, supplementary earnings per share information is presented herein. Supplementary earnings per share for 1995 is $0.59. Such amount is calculated by increasing net income by the amount of interest expense related to the debt, net of tax, and increasing the weighted average shares outstanding by the number of shares issued on the conversion (278,137 weighted average shares) and the number of shares whose proceeds from the offering would be required to retire the debt (143,346 weighted average shares).

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash held on hand and in short-term, interest bearing deposits with original maturities of three months or less.

MANAGEMENT'S ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

     At September 30, 1996, the Company's cash in financial institutions exceeded the federally insured deposit limit by approximately $5,665,000.

SHORT-TERM INVESTMENTS

     The carrying amount approximates fair value because of the short-term maturity of those investments.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 requires, among other things, that impairment losses on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS No. 121 for the year ended September 30, 1997 and its implementation is not expected to have a material effect on the financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMEMENTS


employees in amounts based on the price of its stock. The Company does not anticipate adopting the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25. However, the Company will be required to provide additional disclosures beginning in the year ending September 30, 1997 providing pro forma effects as if the Company had elected to adopt SFAS No. 123.

RECLASSIFICATIONS

     Certain reclassifications were made to the 1995 and 1994 accounts to conform to the 1996 financial statement presentation. These reclassifications had no impact on net income as previously reported.

NOTE 2 - COMMON STOCK

     On May 10, 1995, the Company's Board of Directors authorized a three-for-five stock split, which the Company's shareholders approved on June 30, 1995.
In addition, par value was adjusted from $.001 per share to $.01 per share. On November 6, 1995, the Company's Board of Directors authorized a two-for-one stock split, effected in the form of a stock dividend for shareholders of record on December 8, 1995. Stockholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. In addition, all share, per share and stock option data have been restated to reflect these splits, including the public offering of securities discussed below.

     On July 10, 1995, the Company completed the issuance of an additional 1,840,000 shares of common stock, after giving effect to the stock splits noted above, and 920,000 warrants through a public offering at prices of $2.6875 and $0.125, respectively, resulting in net proceeds (after deducting issuance costs) of $4,108,000. In connection with the offering, the holder of the convertible long-term debt converted $130,500 of debt from one of the convertible notes into 360,000 shares of the Company's common stock. The remaining principal balance of the notes were repaid from the proceeds of the offering.

     The terms of the warrants currently provide that one warrant entitles the holder to purchase one share of common stock at a price of $3.75 during a three-year period ending on July 10, 1998. The Company has the right to call all of the warrants for redemption on 30 days' prior written notice at a redemption price of $0.05 per warrant, subject to certain defined criteria. For the years ended September 30, 1996 and 1995, 484,584 and 1,000 warrants were exercised for the issuance of 484,584 and 1,000 shares of the Company's common stock, resulting in proceeds of $1,817,190 and $3,750. As of September 30, 1996, there are 434,416 warrants outstanding.

     On September 16, 1996 the Company's Board of Directors authorized a stock repurchase program, whereby the Company shall have the discretion to purchase up to 200,000 shares of common stock. The repurchase program terminates on June 30, 1997, unless extended by the Board of Directors.

     On September 30, 1996 the Board of Directors of NFLI declared a cash dividend of $.02 per share of common stock outstanding. The cash dividends of $111,371 were paid on October 15, 1996.

NOTE 3 - THE MERGER

     Effective June 27, 1994, the shareholders of NEC-Colorado, NEC-Utah and NFLI approved the merger of the companies (the Merger). The former holders of NEC-Utah common stock and NEC-Colorado Common Stock received a total of 1,383,544 and 1,441,190 shares of NFLI Common Stock, respectively, in connection with the Merger.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     This reorganization was accounted for as a combination of entities under common control, accounted for similar to a "pooling-of-interests". Accordingly, the Company's financial statements were restated for all periods prior to the merger to reflect the financial position, results of operations, and cash flows of the companies combined in the Merger on a historical cost basis.

     Shermfin Corporation (Shermfin) the largest shareholder of NEC-Utah Common Stock, was the sole holder of the 500,000 shares of the NEC-Utah Series A Preferred Stock. Shermfin agreed to convert its Series A Preferred Stock, in connection with the Merger, if the conversion price was reduced from the set rate of $.0724 per share to a reduced rate of $.04 per share. As a result, Shermfin received 12,500,000 shares of NEC-Utah Common Stock, whereas under the existing conversion rate, Shermfin would have been entitled to receive 6,906,077 shares. For accounting purposes, the reduced conversion rate meets the criteria of a "sweetened" conversion; therefore, net income applicable to common shares has been reduced by $181,243 (the estimated fair value of the shares in excess of the fair value of shares which would have been issued pursuant to the original conversion terms) in the calculation of earnings per common share for the year ended September 30, 1994.

NOTE 4 - PROPERTY AND EQUIPMENT

      Property and equipment and their useful lives are summarized as follows:
                                                    SEPTEMBER 30,
                                                ----------------------
                                         LIVES     1996        1995
                                         -----  ----------  ----------
      Equipment........................      7  $2,398,666  $1,219,966
      Furniture and fixtures...........   5-10     585,056     183,241
      Leasehold improvements...........      5     700,417     108,194
                                                ----------  ----------
                                                 3,684,139   1,511,401
      Less:  Accumulated depreciation
             and amortization..........          1,190,380     890,583
                                                ----------  ----------
                                                $2,493,759  $  620,818
                                                ==========  ==========

NOTE 5 - INCOME TAXES

          Deferred income taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

          The provision for income taxes for the years ended September 30, 1996, 1995 and 1994 consisted of the following:

                                                          1996        1995        1994
                                                      ------------  ---------  ----------
               Federal tax - current................  $ 5,860,655   $659,015   $        -
               Federal tax - deferred benefit, net..   (1,420,858)   (79,142)           -
               State tax............................      850,000    184,722            -
                                                      -----------   --------    ---------
                                                      $ 5,289,797   $764,595   $        -
                                                      ===========   ========   ==========

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The following reconciles federal income taxes computed at the statutory rate with income taxes as reported for the years ended September 30:

                                                                                         1996         1995         1994
                                                                                      -----------  -----------  ---------
               Expected income tax expense at 34%...................................  $4,758,287   $1,023,010   $ 146,643
               Graduated tax rate effect............................................     140,000            -           -
               State taxes..........................................................     560,155      121,916           -
               Nondeductible amortization of intangible assets......................      30,694       30,694      30,694
               Nondeductible expenses associated with the Merger....................           -            -      17,250
               Utilization of loss carryforwards....................................    (150,335)    (422,701)   (197,409)
               Other items, net.....................................................     (49,004)      11,676       2,822
                                                                                      ----------   ----------   ---------
                   Income tax expense...............................................  $5,289,797   $  764,595   $       -
                                                                                      ==========   ==========   =========

               Deferred tax assets at September 30, 1996 and 1995 were as follows:
                                                                                                      1996         1995
                                                                                                   ----------   ---------
               Deferred income recognized for tax purposes..........................               $1,341,000   $  76,168
               Additional capitalized inventory costs...............................                  162,000           -
               Loss carryforwards...................................................                   45,000     187,956
               Allowance for doubtful accounts......................................                   13,000           -
               Differences between financial reporting and tax depreciation.........                  (61,000)      2,974
                                                                                                   ----------   ---------
                                                                                                    1,500,000     267,098
               Less valuation allowance.............................................                        -    (187,956)
                                                                                                   ----------   ---------
                   Net deferred tax assets..........................................               $1,500,000   $  79,142
                                                                                                   ==========   =========

          The Company has approximately $130,000 of net operating loss available to carryforward subject to limitations imposed by Section 382 of the Internal Revenue Code expiring through 2008.

          It is managements opinion, based on past operating results and expected future operating results, that it will be more likely than not that the Company will utilize its entire net operating loss carryforward before expiration.

NOTE 6 - STOCK OPTION PLANS

          In planning the Merger, NEC-Utah and NEC-Colorado determined that a stock option plan to provide incentives for employees and consultants of NFLI would promote the interests of NFLI and its stockholders. The Board of Directors of NFLI approved the 1993 Stock Option Plan (the 1993 Plan) in connection with the approval of the Merger. Pursuant to the 1993 Plan, the Board of Directors of NFLI reserved a total of 282,000 shares of its common stock for the grant of options to purchase the Company's common stock. Options to purchase 55,844 shares have been issued in exchange for previously existing options to acquire NEC-Utah and NEC-Colorado common stock. During 1995 the Company issued 30,790 shares to a director of NFLI from the exercise of options, resulting in proceeds of $24,375. The remaining options to purchase 25,054 shares were exercised during 1996, resulting in proceeds of $35,000. No other options are reserved for issuance. The issuance of options is at the discretion of the Company's Board of Directors.

          In October 1994, the Company granted options to key employees and directors to purchase an aggregate of 154,800 shares of the Company's common stock at $1.67 per share. One-third of the shares underlying the options became exercisable in cumulative installments of 12 months, 24 months and 36 months after the date

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of grant. Options terminate 5 years from the date of grant, except that if an employee leaves the Company, the options will terminate 30 days thereafter. During 1996, the Company issued 2,400 shares to an employee from the exercise of options, resulting in proceeds of $1,998. In addition, 3,600 options were terminated upon an employee leaving the Company.

          The Board of Directors of NFLI approved the 1995 Stock Option Plan (the 1995 Plan) in March 1995. Pursuant to the 1995 Plan, as amended in June 1996, the Board of Directors of NFLI reserved a total of 640,000 shares of common stock for the grant of options to purchase the Company's stock. In March 1995, the Company granted options to key employees and directors to purchase an aggregate of 102,000 shares of the Company's common stock at prices ranging from $1.88 to $2.25 per share. The terms of the options are similar to those granted in the 1993 Plan. In July 1995, the Company granted options to an officer of the Company to purchase 50,000 shares of the Company's common stock at $2.69 per share. During the year ended September 1996, the Company granted options to two officers of the Company to purchase an aggregate of 35,000 shares of Company's common stock at prices ranging from $11.50 to $14.25. As of September 30, 1996, no options were exercised.

          In November 1995, the Board of Directors of NFLI adopted the 1995 Non-Discretionary Stock Option Plan for directors of the Company who are not eligible to participate in the other Plans (the "Non-Discretionary Plan.") The Non-Discretionary Plan provides that the Company grant options to purchase 5,000 shares of the Company's Common Stock to each eligible director on the date of adoption of the Non-Discretionary Plan (November 28, 1995), to each person who thereafter becomes a director of the Company and, as of December 1 of each year (commencing in 1996), options to purchase an additional 5,000 shares of common stock will be granted to each eligible director. The exercise price of the options is the fair market value of the common stock on the date the options are granted. The options were exercisable in full as of the date of grant, except that the options which have been granted were not exercisable until the shareholders of the Company approved the Non-Discretionary Plan. The shareholders approved the non-discretionary plan in May 1996. The shares acquired upon exercise of these options cannot be sold for six months following the later of the date of grant or shareholder approval of the Non-Discretionary Plan. The Company granted options to purchase 5,000 shares of common stock at a price of $19.75 per share to three directors. Each option granted pursuant to the Non-Discretionary Plan will expire five years from the date of grant, except that an option will expire, if not exercised, 30 days after the optionee ceases to be a director of the Company.

          All options have been issued with exercise prices in excess of the market value of the common shares at the date of grant.

Details of stock options are as follows:
                                                           Number        Option
                                                         of Shares       Price
                                                         ---------    -------------
                    Outstanding at September 30, 1993            -                -
                      Granted..........................     55,844   $  0.79 - 1.40
                                                         ---------

                    Outstanding at September 30, 1994..     55,844      0.79 - 1.40
                      Granted..........................    306,800      1.67 - 2.69
                      Exercised........................    (30,790)             .79
                                                         ---------
                    Outstanding at September 30, 1995..    331,854
                      Granted..........................     50,000    11.50 - 19.75
                      Exercised........................    (27,454)     1.40 - 1.67
                      Expired..........................     (3,600)            1.67
                                                         ---------

                    Outstanding at September 30, 1996..    350,800
                                                         =========

   Under the 1993 Plan and the 1995 Plan, the Company may issue options to purchase up to an additional 516,556 shares of common stock.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - DEFERRED INCOME

          NFLI distributors earn monthly commissions based on their achieving a pre-determined monthly minimum sales volume. To assist distributors in meeting their monthly minimum sales volume, the Company has developed an Order Assurance Program (OAP), which allows a distributor to purchase a product redemption certificate, subject to certain restrictions, for the difference between the distributor's actual monthly order and the predetermined monthly minimum sales goal. The purchase of such a certificate by a distributor qualifies the distributor to receive a commission in a given month even though actual product purchases were below the required level. The Company recognizes revenues on these certificates when they are redeemed for product or on a ratable basis over a 150 day period after the expiration of the certificate. The Company recognized revenues from the redemption of certificates of $7,647,000, $1,090,000 and $733,000 for the years ended September 30, 1996, 1995 and 1994. The Company recognized revenue from unredeemed, expired certificates of $3,025,000, $876,000 and $430,000 for the years ended September 30, 1996, 1995 and 1994. At September 30, 1996 and 1995 the Company had a liability for unredeemed certificates, net of applicable commissions, of $3,893,570 and $347,795 which is included in deferred income in the accompanying consolidated balance sheets.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

          The Company has noncancelable operating leases, primarily for office
and warehouse space.   Rental expense under operating leases for the years ended
September 30, 1996, 1995 and 1994 amounted to approximately $365,000, $161,000 and $161,000, respectively.

          Future minimum rental payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year are as follows:

YEAR ENDED SEPTEMBER 30,                AMOUNT
                                     ----------
        1997.......................  $  682,000
        1998.......................     684,000
        1999.......................     677,000
        2000.......................     669,000
        2001.......................     496,000
2002 and thereafter................   1,185,000
                                     ----------
                                     $4,393,000
                                     ==========

Government Regulations

          The Company's activities are subject to regulations by various federal and state agencies, including the Food and Drug Administration. However, the Company cannot predict whether new legislation regulating its activities will be enacted, which could have a material adverse effect on the Company.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Employment Agreements

          During 1995, the Company entered into employment agreements with the chief executive officer and executive vice president of the Company which expired September 30, 1996. In addition to their annual salary, both individuals were entitled to 5% of the first $2,000,000 of pre-tax income, 4% of the next $500,000 of pre-tax income and 3% of pre-tax income over $2,500,000. In addition, certain key individuals are to receive bonuses in total ranging between 2% and 4% of pre-tax income over $2,000,000. The Company intends to enter into new employment agreements with these two individuals for the year ending September 30, 1997. The Company incurred expenses of $1,554,996 and $334,317 relating to these employment agreements for the years ended September 31, 1996 and 1995.

Legal Proceedings

          During April 1996, the Attorney General of the State of Illinois filed suit against a significant distributor of NFLI concerning the distributors' practices in the sale of products and in the recruiting of other distributors. On July 16, 1996, NFLI entered into an "Assurance of Voluntary Compliance" (AVC) with the state of Illinois in order to assure that NFLI and its distributors' policies and practices conform to Illinois law and fairly protect the interests of consumers. In accordance with the agreement as it relates to the OAP program, among other things, NFLI has agreed to enforce the following guidelines and policies; (1) distributors may not make purchases or receive certificates merely to earn bonuses; (2) NFLI will continue to encourage distributors to redeem their certificates for products; (3) the Company's OAP shall remain a wholly optional program; (4) a distributor shall not receive additional certificates if the distributor has four unredeemed certificates or the distributor has unredeemed certificates totalling six times the distributor's designated OAP amount, unless the distributor is accumulating certificates for a big ticket item; and (5) upon cancellation of a distributorship, unexpired certificates and products purchased with certificates will be treated as any other product for refund purposes. The Company is required to implement the above procedures prior to January 1997. The Company has entered into a similar agreements with several other states.

          During August 1996, an action was brought against the Company in the United States District Court (the "Federal Action") for damages relating to an alleged illegal pyramid scheme by; (1) NFLI distributors who enrolled in the "Instant Executive Program" or the "Instant Executive Pack" and allegedly incurred net economic loss; and (2) all individuals who purchased common stock and warrants during the period ended July 11, 1995 through July 16, 1996.

          In addition during August 1996, a suit was also filed against the Company and the same defendants named in the Federal Action in the District Court of Harris County, Texas (the "State Action"). The State Action was brought as a class action on behalf of persons who purchased Common Stock and Warrants of the Company during the period from July 11, 1995 through July 16, 1996.

          The principal allegations of the complaint in the State Action are that certain aspects of the executive distributor compensation program constituted an illegal pyramid scheme and that the Company failed to disclose that its outstanding financial results were directly attributable to the questioned aspects of its marketing practices and failed to adequately disclose a certain distributor's past.

          Although no assurances can be given, the Company and its independent legal counsel believe the Company has meritorious defenses to both the Federal Action and State Action and the Company intends to defend itself vigorously. While the ultimate results cannot be reasonably estimated, a judgment against the Company could have a significant negative impact on the operations and financial position of the Company.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



          The Securities and Exchange Commission (SEC) had initiated an investigation into possible violations by NFLI of the federal securities laws pursuant to a formal order of investigation. On December 4, 1996, the SEC terminated its investigation, resulting in no enforcement action against the Company.

          On or about March 1, 1991, a lawsuit was filed in the Superior Court of California, Los Angeles County, by James M. Jordan, former President of NEC-Utah, against the Partnership and its general partners. A counterclaim against Mr. Jordan was made by the Partnership. The court found in favor of the Partnership on all counts and awarded damages and costs of $541,291 (the Judgment). The Judgment was affirmed October 21, 1994 by the Court of Appeal of the State of California, Second Appellate District, Division Three.

          In 1993, the Partnership collected NEC-Utah common stock valued at $114,458 ($.03 per share) from Mr. Jordan, which was presented as a reduction to administrative expenses for recovery of costs incurred to litigate this case. Upon combination of the entities in the Merger, this stock was retired and the recognition of the $114,458 was reversed as these shares were effectively treasury shares of NFLI. In September 1995, the Company collected $160,680 from the sale of Mr. Jordan's house which is recorded as other income in the accompanying financial statements. On October 4, 1995, the Bankruptcy Court for the Central District of California declared Mr. Jordan's debt to the Company nondischargeable. Mr. Jordan did not file a notice of appeal. The Company has only received partial collection on the Judgment and due to Mr. Jordan's financial circumstances, it is presently unknown whether additional amounts will be collected and, therefore, no additional amounts have been recorded in the accompanying financial statements.

Product Liability

          The Company does not engage in the manufacturing of any of the products it markets and distributes; however, the Company could be exposed to product liability claims. The Company has not had any such claims to date. Although the Company maintains product liability insurance which it believes to be adequate for its needs, there can be no assurance that the Company will not be subject to claims in the future or that its insurance coverage will be adequate.

NOTE 9 - RELATED PARTY TRANSACTIONS

          The Company purchases a significant portion of their inventory from one vendor. The president of this vendor is a director of the Company, and until June 1995, the vendor was owned by a major stockholder of the Company. The items purchased are readily available from other vendors. During the years ended September 30, 1996, 1995 and 1994, the Company purchased $5,234,000, $2,258,000 and $1,440,000 of goods, respectively, from this vendor.

NOTE 10 - FOREIGN SALES

     For the years ended September 30, 1996, 1995, and 1994 the Company's net sales from foreign operations were $7,982,000, $6,482,000 and $2,860,000, respectively. During the years ended September 30, 1996 and 1995 total foreign sales to customers in Canada totalled $6,422,000 and $4,157,000, respectively. The gross profit percentages on all foreign sales are consistent with the overall gross profit percentages.

           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE


     On April 9, 1996 the Company received a letter from KPMG Peat Marwick LLP informing the Company of KPMG Peat Marwick LLP's resignation as the Company's auditors, effective that date. KPMG Peat Marwick LLP was previously engaged as the principal accountant to audit the Company's financial statements for the Company's two fiscal years ended September 30, 1995.

     The Report of KPMG Peat Marwick LLP on the financial statements of the Company for either of the two fiscal years ended September 30, 1995 did not contain an adverse opinion or disclaimer of opinion nor was it modified as to uncertainty, audit scope or accounting principles. The Company does not believe that there were any disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the two fiscal years ended September 30, 1995 and the subsequent interim period through April 9, 1996 which, if not resolved to KPMG Peat Marwick LLP's satisfaction, would have caused KPMG Peat Marwick LLP to make reference to the subject matter of the disagreement(s) in connection with its Reports.

     The Company requested KPMG Peat Marwick LLP to furnish a letter addressed to the Commission stating whether it agreed with the statements made by the Company, and, if not, stating the respects in which it did not agree. A letter from KPMG Peat Marwick LLP was included as Exhibit 16 to the Report on Form 8-K of the Company filed with the Commission on April 15, 1996, stating its agreement with the statements made by the Company in the Report on Form 8-K.

     On April 15, 1996 the Company engaged BDO Seidman LLP as its principal accountant to audit the Company's financial statements for the year ended September 30, 1996.

                                    PART III

     ITEMS 9, 10, 11 and 12 constituting Part III of this Form 10-KSB have been omitted from this Annual Report pursuant to the provisions of Instruction E(3) to Form 10-KSB as the Company intends to file a definitive proxy statement pursuant to Regulation 14a under the Securities Exchange Act of 1934 within 120 days after the close of its last fiscal year.

                   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 2.1 Agreement and Plan of Reorganization, filed as a Exhibit to the Registration Statement on Form S-4 (file no. 33-70312), which Exhibit is incorporated herein by this reference.

     Exhibit 3.1   Articles of Incorporation, as amended*

     Exhibit 3.2 Bylaws, filed as an Exhibit to the Registration Statement on Form S-4 (file no. 33-70312), which Exhibit is incorporated herein by this reference.

     Exhibit 4.1 Specimen Certificate of Nutrition for Life International, Inc.'s Common Stock*

     Exhibit 4.2   Specimen Warrant*

     Exhibit 4.3   Warrant Agreement with Corporate Stock Transfer, Inc.*

     Exhibit 10.1 1993 Stock Option Plan, filed as an Exhibit to the Registration Statement on Form S-4 (file no. 33-70312), which
                   Exhibit is incorporated herein by this reference*

     Exhibit 10.2  1995 Stock Option Plan*

     Exhibit 10.3 Second Amended and Restated Convertible Debenture in the principal amount of $275,000, dated June 29, 1992 made by Nutrition Express Corporation of Utah, Inc. in favor of Shermfin Corp., filed as an Exhibit to the Registration Statement on Form S-4 (file no. 33-70312), which Exhibit is incorporated herein by this reference.

     Exhibit 10.4 Agreement, dated August 12, 1991 between Nutrition Express Corporation of Colorado, Inc. and Shermfin Corp., filed as an Exhibit to the Registration Statement on Form S-4 (file no. 33-70312), which Exhibit is incorporated herein by this reference.

     Exhibit 10.5 Agreement, dated August 12, 1991 between Nutrition Express Corporation of Utah, Inc. and Shermfin Corp., filed as an Exhibit to the Registration Statement on Form S-4 (file no. 33-70312), which Exhibit is incorporated herein by this reference.

     Exhibit 10.6 Convertible Promissory Note, dated October 12, 1989, the principal amount of $250,000 made by Nutrition Express Corporation of Colorado, Inc. in favor of Shermfin Corp., filed as an Exhibit to the Registration Statement on Form S-4 (file no. 33-70312), which Exhibit is incorporated herein by this reference.

     Exhibit 10.7 Employment Agreement dated May 10, 1995, between Nutrition for Life International, Inc. and David P. Bertrand*

     Exhibit 10.8 Employment Agreement dated May 10, 1995, between Nutrition for Life International, Inc. and Jana Mitcham*

     Exhibit 10.9 Consulting Agreement, dated February 22, 1995, between Nutrition for Life International, Inc. and Cohig & Associates, Inc.*

     Exhibit 10.10 Form of Consulting Agreement with Cohig & Associates, Inc.*

     Exhibit 10.11 Agreement, dated March 3, 1995, between Nutrition for Life
                   International, Inc. and Shermfin Corp.*

     Exhibit 10.13 Agreement, dated July 15, 1994 between Nutrition for Life
                   International, Inc. and Dr. David Santiago (N.F.P. Group, Inc.), as amended by letter dated June 2, 1995*

     Exhibit 10.14 Warrant Agreement, dated October 15, 1995 with Kevin Trudeau, filed as an Exhibit to the Report on Form 10-KSB for the fiscal year ended September 30, 1995 of the Registrant, which Exhibit is incorporated herein by this reference.

     Exhibit 10.15 Lease Agreements for office and warehouse facilities with non-affiliates, filed as an Exhibit to the Report on Form 10-KSB for the fiscal year ended September 30, 1995 of the Registrant, which Exhibit is incorporated herein by this reference.

     Exhibit 10.16 1995 Non-Discretionary Stock Option Plan, filed as an Exhibit to the Report on Form 10-KSB for the fiscal year ended September 30, 1995 of the Registrant, which Exhibit is incorporated herein by this reference.

     Exhibit 10.17 Assurance of Voluntary Compliance for the State of Illinois, dated July 16, 1996, filed on July 31, 1996 as an Exhibit to the Report on Form 8-K, which Exhibit is incorporated herein by this reference.

     Exhibit 10.18 Administrative and Consulting Services Agreement, dated July 29, 1996, between Distributor Services, L.L.C. and Nutrition For Life International, Inc.*

     Exhibit 10.19 Form of Distributor Agreement of Nutrition For Life International, Inc.*

     Exhibit 22     Subsidiaries of the Company.
___________________________________________________

     * These exhibits were previously filed as exhibits to the Company's Registration Statement on Form SB-2 (File No. 33-92274), and are incorporated herein by reference.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NUTRITION FOR LIFE INTERNATIONAL, INC.
                                     (Registrant)



Date:   December 27, 1996            By: /s/ David P. Bertrand
                                        --------------------------------------
                                         David P. Bertrand, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   December 27, 1996                /s/ David P. Bertrand
                                     --------------------------------------
                                     David P. Bertrand, President, Director
                                     and Chairman of the Board of Directors


Date:   December 27, 1996                /s/ Jana Mitcham
                                     -----------------------------------------
                                     Jana Mitcham, Executive Vice President,
                                     Secretary, and Director


Date:   December 27, 1996                /s/ Barry C. Loder
                                     -----------------------------------------
                                     Barry C. Loder, Vice President and
                                     Chief Financial Officer


Date:   December 27, 1996                /s/ Ronnie D. Meaux
                                     -----------------------------------------
                                     Ronnie D. Meaux, Vice President,
                                     Treasurer, Assistant Secretary and
                                     Principal Accounting Officer


Date:   December 27, 1996                /s/ John R. Brown, Jr.
                                     -----------------------------------------
                                     John R. Brown, Jr., Vice President


Date:   December 27, 1996                /s/ F. Wayne Ballenger
                                     -----------------------------------------
                                     F. Wayne Ballenger, Director


Date:   December 27, 1996                /s/ M.F. Florence
                                     -----------------------------------------
                                     M.F. Florence, Director


Date:   December 27, 1996                /s/ Richard S. Kashenberg
                                     -----------------------------------------
                                     Richard S. Kashenberg, Director


Date:   December 27, 1996                /s/ Gregory Pusey
                                     -----------------------------------------
                                     Gregory Pusey, Director