Form 10KSB/A
NUTRITION FOR LIFE INTERNATIONAL INC
filed 1997-01-28
CIK 913614

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 FORM 10-KSB/A

            [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

            [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 0-26362
                                               -------

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)

             TEXAS                                        76-0416176
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


           9101 JAMEEL
          HOUSTON, TEXAS                                    77040
---------------------------------------                  ----------
(Address of principal executive office)                  (Zip Code)

        Issuer's telephone number, including area code:  (713) 460-1976

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



Date:  January 27, 1997        By: /s/ Ronnie D. Meaux
                                   ---------------------------------------------
                                   Ronnie D. Meaux, Vice-President and Treasurer

                                   PART III


    ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


OFFICERS AND DIRECTORS

       The officers and directors of the Company are as follows:


            NAME                    AGE                    POSITION
            ----                    ---                    --------

          David P. Bertrand         53           President, Director and Chairman of the Board of Directors

          Jana Mitcham              48           Executive Vice President, Secretary and Director

          Barry C. Loder            38           Vice-President and Chief Financial Officer

          John R. Brown, Jr.        59           Vice-President-Finance

          Ronnie D. Meaux           42           Vice President, Treasurer, and Assistant Secretary

          F. Wayne Ballenger        48           Director

          M. F. Florence            59           Director

          Richard S. Kashenberg     41           Director

          Gregory Pusey             44           Director


       DAVID P. BERTRAND has served as President and Chairman of the Board of Directors of the Company and its predecessors since 1984. Mr. Bertrand received a B.S. degree in education in 1966 and a Master of Education degree in administration and supervision in 1969, both from McNeese State University in Lake Charles, Louisiana. Mr. Bertrand is the brother-in-law of Jana Mitcham.

       JANA MITCHAM has served as Executive Vice President, Secretary and Director of the Company and its predecessors since 1984. Ms. Mitcham received a B.A. degree in 1974 in special education from McNeese State University and undertook graduate work in special education at the Korean Extension of the University of Maryland. Ms. Mitcham is the sister-in-law of David P. Bertrand.

       BARRY C. LODER became Vice President and Chief Financial Officer of the Company in March 1995. From October 1993 until he joined the Company, Mr. Loder was a financial consultant, performing corporate finance, merger and acquisition and other financing activities. From January 1992 to October 1993, he was in Corporate Development with Allwaste, Inc., a publicly held environmental services company. From December 1989 to December 1991, he was the Senior Vice President-Finance of Republic Waste Industries, Inc., a publicly held integrated solid waste management company. Mr. Loder received a B.B.A. degree in Accounting and Finance from Walsh College and an M.B.A. degree from Houston Baptist University. He is a Certified Public Accountant and is currently working towards a Chartered Financial Analyst designation.

       JOHN R. BROWN, JR. became Vice President-Finance of the Company in September, 1996. From April, 1989 until he joined the Company, Mr. Brown was a management consultant performing merger and acquisition services, systems analyses, financial reporting assistance, and other services for both publicly and privately held companies. From June, 1987 to March, 1989 he was Vice President-Finance & Administration for Environmental Protective Industries, Inc., an environmental services organization. Mr. Brown is a Certified Public Accountant and has over

20 years experience in public accounting with both national and local firms.
Mr. Brown received a B.S. in Mechanical Engineering from Stanford University and an M.B.A. from the University of Texas at Austin.

     RONNIE D. MEAUX has served in various accounting and finance capacities for the Company and its predecessors since 1985. He is currently Vice President and Treasurer of the Company. Mr. Meaux received a B.S. degree in accounting in 1977 from McNeese State University.

     F. WAYNE BALLENGER has served as President of First Commercial Capital since 1995. He has also served as President of Puncture Guard L.L.C. since December 1994. From March 1992 to December 1994, he served as director of sales and marketing for Petrolon, Inc., a multi-level marketing organization. Immediately prior thereto, he served as a vice president of Southwest Bank of Texas with commercial lending responsibilities. Mr. Ballenger received a B.B.A. degree from the University of the South in 1968.

     M. F. FLORENCE has served as President of Sherfam Inc. since 1989. Sherfam Inc. is a holding company, principally of pharmaceutical companies and is the parent of Shermfin Corp., which is a principal shareholder of the Company. From 1958 to 1989, Mr. Florence was associated with the firm of Wm. Eisenberg & Co., a firm of chartered accountants in Canada. He served as a partner of the firm from 1964 to 1989. Mr. Florence received a Bachelor of Commerce degree from the University of Toronto. He is the recipient of a Chartered Accountant degree from the Institute of Chartered Accountants of Ontario. Mr. Florence is also a Director of Barr Laboratories, Inc., a publicly held corporation whose common shares are listed on the American Stock Exchange. Mr. Florence has served as a director of the Company since 1994.

     RICHARD S. KASHENBERG served as President of NION Laboratories from 1982 to 1996. He presently serves as a consultant to NION. NION is a principal supplier of products sold by the Company. Mr. Kashenberg served as President and Director of NEC-Utah from 1991 until its merger with the Company in 1994. Mr. Kashenberg has served as a director of the Company since 1994. Mr. Kashenberg received a Bachelor's degree from Vanier College.

     GREGORY PUSEY is primarily engaged in private investment activities. He has served both as President of Livingston Capital, Ltd. and President of the General Partner of Graystone Capital, Ltd., venture capital firms, since 1987. He is also President and a director of Cambridge Holdings, Ltd., a publicly held real estate firm, and a co-founder and director of USMX, Inc., a publicly held mining company. From May 1989 until January 1990, Mr. Pusey also served as Chief Financial Officer of USMX, Inc. Mr. Pusey received a B.S. degree in Finance from Boston College in 1974. Mr. Pusey became a director of the Company in 1994.

     The Company has entered into an agreement with Shermfin Corp. wherein it has agreed that, for so long as Shermfin Corp. owns 10% or more of the outstanding Common Stock of the Company, Shermfin Corp. will be entitled to designate one person to serve as a member of the Company's Board of Directors. The current designee is M. F. Florence who shall continue to serve in such capacity until written notice otherwise is provided by Shermfin Corp. to the Company. See Item 11.

     The Company's Board of Directors has two standing committees, the Audit Committee and the Compensation Committee. M.F. Florence and Gregory Pusey serve as the two members of the Audit Committee. The primary functions of the Audit Committee are to review the scope and results of audits by the Company's independent auditors, internal accounting controls, non-audit services performed by the independent accountants and the cost of accounting services. F. Wayne Ballenger, M.F. Florence and Richard S. Kashenberg serve as the three members of the Compensation Committee. The Compensation Committee reviews stock option and other compensation policies and programs.

     Based solely on the Company's review of copies of Section 16(a) reports filed by officers, directors and greater than 10% shareholders with the Securities and Exchange Commission, which have been received by the Company and written representations from these persons that no other reports were required for those persons, the Company believes that all filing requirements applicable to those persons were complied with for the fiscal year ended September 30, 1996.

EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid by the Company to the officers whose total annual compensation exceeded $100,000 during the fiscal years ended September 30, 1995 and 1996.


SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION                               LONG TERM COMPENSATION
                                       --------------------------------------         ----------------------------------------------
                                                                                             AWARDS                  PAYOUTS
                                                                                             ------                  -------
                                                                     Other
                                                                     Annual             Restricted                         All Other
Name and Principal                               Salary              compensa-          Stock        Options/    LTIP      Compensa-
Position                               Year       ($)      Bonus     tion               Awards       SARs        Payouts   tion(1)
==================                     ====     =======   =======    ======            ==========    ========    =======   =========

David P. Bertrand                      1995     162,006   143,829     5,250                -0-         80,400        -0-     12,885
Chief Executive Officer of the         1996     162,000   530,812    15,750                -0-            -0-        -0-     12,885
Company

Jana Mitcham                           1995     157,316   143,829     5,250                -0-         75,600        -0-      9,013
Executive Vice President of the        1996     156,000   526,649    15,500                -0-            -0-        -0-      9,013
Company

Barry C. Loder                         1995(2)   51,404     7,790     1,500             50,000            -0-        -0-        -0-
Vice President and Chief Financial     1996     121,184    57,500    11,208                -0-            -0-        -0-        -0-
Officer of the Company

Ronnie D. Meaux                        1995      81,350    10,000     6,900                -0-         36,000        -0-      6,392
Vice President and Assistant           1996      87,430    53,160     9,400                -0-            -0-        -0-      6,392
Secretary of the Company

-------------------
(1) The Company has obtained insurance policies on the lives of Mr. Bertrand, Ms. Mitcham and Mr. Meaux, of which benefit amounts of $1,060,000, $660,000 and $467,000 on the lives of Mr. Bertrand, Ms. Mitcham and Mr. Meaux, respectively, constitute "keyman" insurance and are payable to the Company. Approximately 51% of the aggregate insurance benefits on the lives of Mr. Bertrand, Ms. Mitcham and Mr. Meaux are payable to beneficiaries designated by Mr. Bertrand, Ms. Mitcham and Mr. Meaux. In addition, part of the cash value may be used as retirement benefits for the executive officers. The premiums paid by the Company allocable to these items are included in the table.

(2)   Mr. Loder joined the Company in March 1995.

      In 1995 the Company entered into employment agreements with Mr. Bertrand and Ms. Mitcham which expired on September 30, 1996. The terms of the agreements were essentially identical. Mr. Bertrand received an annual salary of $162,000 and Ms. Mitcham received an annual salary of $156,000. Each was also entitled to 5% of the first $2,000,000 of annual pre-tax income of the Company, 4% of the amount in excess of $2,000,000 but less than $2,500,000, and 3% of the amount over $2,500,000. Mr. Bertrand was also granted the right to create a special bonus pool for key employees to receive up to 2% of the pre-tax income between $2,000,001 and $2,500,000 and up to 4% of the pre-tax income greater than $2,500,000.

      Effective October 1, 1996, the Company entered into new employment agreements with Mr. Bertrand and Ms. Mitcham. The terms of these agreements are essentially identical, except that Mr. Bertrand's annual salary is $400,000 and Ms. Mitcham's annual salary is $376,000. Mr. Bertrand and Ms. Mitcham are each also entitled to a bonus if the Company has pre-tax annual income between $3 million and $20 million. Each is entitled to receive 5% of any annual pre-tax income between $3 million and $5 million; four percent of the annual pre-tax income between $5 million and $10 million; and three percent of the annual pre-tax income between $10 million and $20 million. The term of each agreement is three years. Each of the agreements may be earlier terminated upon mutual agreement, death, disability or conviction of the officer, or a material breach of the agreement by the officer.

OPTION PLANS

     In 1993 and 1995 the Company adopted stock option plans for the grant of options to employees and consultants (the "Plans"). The provisions for each of the Plans are similar. There are presently outstanding or reserved for issuance options to acquire up to 518,850 shares of Common Stock. Under the Plans, the Company may issue options to purchase up to an additional 440,906 shares of Common Stock. Under the Plans, options may be granted in the form of "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and non-statutory stock options. The Board of Directors has the authority to fix the terms and number of options to be granted and the employees to receive the options. The exercise price of each stock option granted under the Plans may not be less than 100% of the fair market value of the Common Stock on the date of grant (110% in the case of incentive stock
options granted to employees owning more than 10% of the Common Stock).   All of
the outstanding options were granted at exercise prices which were not less than the fair market value on the respective grant dates. See Item 11 regarding outstanding options to officers and directors of the Company.

     The maximum term of options granted under the plans is 10 years. The aggregate fair market value of the Common Stock with respect to which incentive stock options are first exercisable in any calendar year may not exceed $100,000 per optionee. Options granted under the Plans are non-transferable and generally expire 30 days after the termination of any optionee's service to the Company. In general, if an optionee is permanently disabled or dies during his or her service to the Company, such person's option may be exercised up to 90 days following such disability or death.

OPTION GRANTS IN FISCAL YEAR ENDED SEPTEMBER 30, 1996

     No stock options were granted by the Company during the fiscal year ended September 30, 1996 to any executive officer named in the Summary Compensation Table.

OPTION EXERCISES AND YEAR-END VALUES

     The following table shows option exercises by the named executive officers during the fiscal year ended September 30, 1996. Also reported are the year-end values for their unexercised "in-the-money" options, which represent the positive spread between the exercise price of any such option and the market price of the Common Stock on September 30, 1996.

                                                                              Value of
                                                         Number of           Unexercised
                                                        Unexercised          In-the-Money
                          Number of                       Options             Options at
                        Shares Under-     Value        At Year End (#)       Year End ($)
                        lying Options    Realized       Exercisable/         Exercisable/
  Name                   Exercised (#)     ($)         Unexercisable        Unexercisable
________                --------------  ---------  ---------------------  ----------------


David P. Bertrand                  --         --          66,400/14,000   853,580/183,190

Jana Mitcham                       --         --          61,600/14,000   792,680/183,190

Barry C. Loder                     --         --          33,333/16,667   402,079/201,040

Ronnie D. Meaux                    --         --           18,500/6,000    238,495/78,510


COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company receive $18,000 per year, $400 for each Board meeting attended, and $200 for each committee meeting of the Board attended. Directors who are also employees of the Company receive no additional compensation for serving as Directors. The Company reimburses its Directors for travel and out-of-pocket expenses in connection with their attendance at meetings of the Board of Directors. The Company may also utilize the services of its outside directors as consultants to the Company. During the fiscal year ended September 30, 1995 the Company paid Mr. Pusey $40,000, Mr. Kashenberg $ 12,000 and Mr. Florence $2,000 for consulting services. During the fiscal year ended September 30, 1996, the Company paid Mr. Pusey $58,000, and $12,000 to each of Mr. Kashenberg and Mr. Florence.

  In November 1995, the Board of Directors of the Company adopted the 1995 Non-Discretionary Stock Option Plan for directors of the Company who are not eligible to participate in the other Plans (the "Non-Discretionary Plan.")
The Non-Discretionary Plan provides that the Company grant options to purchase 5,000 shares of the Company's Common Stock to each eligible director on the date of adoption of the Non-Discretionary Plan (November 28, 1995), to each person who thereafter becomes a director of the Company and, as of December 1 of each year (commencing in 1996), options to purchase an additional 5,000 shares of Common Stock will be granted to each eligible director. The exercise price of the options is the fair market value of the Common Stock on the date the options are granted. The options are exercisable in full as of the date of grant. The shares acquired upon exercise of these options cannot be sold for six months following the date of grant. In November 1995, the Company granted options to purchase 5,000 shares of Common Stock at a price of $19.75 per share to each of
F. Wayne Ballenger, M.F. Florence and Richard S. Kashenberg. In December 1996 the Company granted options to purchase 5,000 shares of Common Stock at a price of $12.38 per share to each of F. Wayne Ballenger, M.F. Florence and Richard S. Kashenberg. Each option granted pursuant to the Non-Discretionary Plan will expire five years from the date of grant, except that an option will expire, if not exercised, 30 days after the optionee ceases to be a director of the Company.

  Options granted pursuant to the Non-Discretionary Plan will not qualify for the special tax benefits given to incentive stock options under Section 422 of the Code. Accordingly, all of the stock options granted pursuant to the Non-Discretionary Plan may be deemed to be non-statutory stock options. The options are generally non-transferable.

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of January 23, 1997 by (i) each shareholder who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director of the Company and (iii) all directors and officers of the Company as a group.

                            Number of     Percentage of
Beneficial Owner          Shares Owned      Ownership
----------------          ------------    -------------

Shermfin Corp.             1,215,390(1)       21.8
150 Signet Dr.
Weston, Ontario, Canada
9ML 1T9

M. F. Florence             1,231,390(1)(2)    22.1
150 Signet Dr.
Weston, Ontario, Canada
M9L 1T9

Bernard Sherman            1,215,390(1)       21.8
150 Signet Dr.
Weston, Ontario, Canada
M9L 1T9


Jana Mitcham                 377,304(3)        6.8
10618 Great Plains
Houston, Texas 77064

David P. Bertrand            328,692(4)        5.9
10622 Great Plains
Houston, TX  77064

Gregory Pusey                237,378(5)        4.3
1722 Buffehr Creek Road
Vail, Colorado 81657

Richard S. Kashenberg         60,372(6)        1.1
15501 First Street
Irwindale, CA  91706

F. Wayne Ballenger            10,000(7)         .2
3134 Meadway Drive
Houston, Texas 77082

All Officers and Directors 2,366,352(8)       42.5
as a Group (9 Persons)
-------------------
(1) Messrs. Sherman and Florence may be deemed beneficial owners of the shares held by Shermfin Corp. due to their affiliations with Shermfin Corp. In July, 1994, Mr. Sherman and Shermfin Corp. consented to the issuance of an Order of the Securities and Exchange Commission (the "Commission") that they cease and desist from violations of certain reporting and anti-fraud provisions of the Securities Exchange Act of 1934. Mr. Sherman and Shermfin Corp. consented to this Order without admitting or denying the findings of the Commission that they had failed to file reports of beneficial ownership of the common stock of Kinesis, Inc. with the Commission on Form 3 and Schedule 13G. The Company has no relationship with Kinesis, Inc.

(2) Includes options to acquire (i) 6,000 shares of Common Stock at $1.665 per share, of which options to acquire 2,000 shares become exercisable in October 1997, (ii) options to acquire 5,000 shares of Common Stock at $19.75 per share, and (iii) options to acquire 5,000 shares of Common Stock at $12.38 per share.

(3) Includes 5,000 warrants to purchase 5,000 shares of Common Stock at $3.75 per share and options to acquire (i) 42,000 shares of Common Stock at $1.665 per share, of which options to acquire 14,000 shares become exercisable in October 1997, (ii) 16,800 shares of Common Stock at $1.875 per share, and (iii) 16,800 shares of Common Stock at $2.25 per share. Also includes 11,554 shares of Common Stock owned by her daughter, 4,000 shares of Common Stock owned by her husband, and options held by her husband to acquire 4,800 shares of Common Stock at $1.665 per share. Does not include options to purchase an aggregate of 45,000 shares of Common Stock at $13.00 per share, which become exercisable in equal amounts over a three-year period commencing November 20, 1997.

(4) Includes options to acquire (i) 42,000 shares of Common Stock at $1.665 per share, of which options to acquire 14,000 shares become exercisable in October 1997, (ii) 19,200 shares of Common Stock at $1.875 per share, and
      (iii) 19,200 shares of Common Stock at $2.25 per share. Also includes 40,000 shares owned by his two sons and options held by his wife to acquire 4,800 shares of Common Stock at $1.665 per share. Does not include options to purchase an aggregate of 47,400 shares of Common Stock at $13.00 per share, which become exercisable in equal amounts over a three-year period commencing November 20, 1997.

(5) Includes 19,000 warrants to purchase 19,000 shares of Common Stock at $3.75 per share and options to acquire (i) 6,000 shares of Common Stock at $1.665 per share of which options to acquire 2,000 shares become exercisable in October 1997, (ii) 6,000 shares of Common Stock at $1.875 per share, and (iii) 6,000 shares of Common Stock at $2.25 per share.
      Also includes 44,840 shares of Common Stock and 14,000 warrants to purchase 14,000 shares of Common Stock at $3.75 per share held by entities which are affiliates of Mr. Pusey, and 20,000 shares of Common Stock and 2,000 warrants to purchase 2,000 shares of Common Stock at $3.75 per share held by his wife, individually, or as custodian for their minor children. Does not include options to purchase an aggregate of 9,000 shares of Common Stock at $13.00 per share, which become exercisable in equal amounts over a three-year period commencing November 20, 1997.

(6) Includes options to acquire (i) 6,000 shares of Common Stock at $1.665 per share, of which options to acquire 2,000 shares become exercisable in October 1997, (ii) options to acquire 5,000 shares of Common Stock at $19.75 per share, and (iii) options to acquire 5,000 shares of Common Stock at $12.38 per share.

(7) Includes options to acquire (i) 5,000 shares of Common Stock at $19.75 per share; and (ii) options to acquire 5,000 shares of Common Stock at $12.38 per share.

(8) Includes the following warrants and options held by persons who are officers, but not directors, of the Company: 9,000 warrants to purchase 9,000 shares of Common Stock at $3.75 per share and options to acquire (i) 15,500 shares of Common Stock at $1.665 per share, of which options to acquire 6,000 shares become exercisable in October 1997, (ii) 4,500 shares of Common Stock at $1.875 per share, (iii) 4,500 shares of Common Stock at $2.25 per share, (iv) 50,000 shares of Common Stock at $2.6875 per share, of which options to acquire 16,667 shares become exercisable in January 1997, and (v) 10,000 shares of Common Stock at $11.50 per share. Does not include options to purchase an aggregate of 37,250 shares of Common Stock at $13.00 per share, which become exercisable in equal amounts over a three-year period commencing November 20, 1997.

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company and its predecessors borrowed an aggregate of $650,000 from Shermfin Corp. during the period from 1988 to 1991. The loans were evidenced by promissory notes with interest at rates ranging from 9% to 11% per annum with maturity dates from October 1995 to October 1996. The promissory notes were convertible at the option of Shermfin Corp. into an aggregate of 966,834 shares of Common Stock. In March 1995 the Company entered into an agreement with Shermfin Corp. pursuant to which it was agreed that Shermfin Corp. would convert $130,500 of debt from the note in the principal amount of $250,000 into 360,000 shares of the Company's Common Stock at the closing of the Company's public offering of securities that year. It was further agreed that the remaining principal balance of the promissory note in the principal amount of $250,000 ($119,500), plus the entire principal balances of the other three notes (an aggregate of $400,000) would be repaid to Shermfin Corp. at the closing of the offering. The Company believes that the borrowing arrangements with Shermfin Corp. were made on terms at least as favorable as could be obtained from third parties.

  In its March 1995 agreement with Shermfin Corp., the Company agreed to register the 360,000 shares to be issued to Shermfin Corp. during the period commencing one year after the date of commencement of the offering (July 10, 1995) and ending four years after the date of the offering (July 10, 1999). The Company also agreed that, for so long as Shermfin Corp. owns 10% or more of the outstanding Common Stock of the Company, Shermfin Corp. will be entitled to designate one person to serve as a member of the Company's Board of Directors. The current designee is M.F. Florence who shall continue to serve in such capacity until written notice otherwise is provided by Shermfin Corp. to the Company. See Item 9.

  Prior to the Merger of the Company's predecessors, Nutrition Express Corporation of Colorado, Inc., and Nutrition Express Corporation of Utah, Inc. ("NEC-Utah"), into the Company in 1994, Shermfin Corp. held, among other securities, all of the outstanding shares of the Series A Preferred Stock of NEC-Utah. In exchange for the agreement of Shermfin Corp. to convert the Series A Preferred Stock into common stock of NEC-Utah, NEC-Utah agreed to reduce the conversion rate. As a result, the Company recognized a conversion expense against net income applicable to common stock of $181,243 in the fiscal year ended September 30, 1994.

  The largest supplier of products to the Company is NION Laboratories, a wholly owned subsidiary of Shermfin Corp. NION Laboratories is a manufacturer of pharmaceutical and consumer-related products. During the fiscal years ended September 30, 1994 and 1995, the Company purchased approximately $1,706,000 and $2,258,000 of goods, respectively, from NION Laboratories. During the year ended September 30, 1996, the Company purchased $5,234,000 of goods from NION. In addition, Richard S. Kashenberg, a director of the Company, served as the chief executive officer of NION until December 1996. Mr. Kashenberg is currently a consultant to NION. It is anticipated that this relationship will continue in the future and the Company believes that the terms it has obtained from NION are at least as favorable as could have been obtained from third parties.

  In October 1995 the Company granted warrants to purchase 500,000 shares of Common Stock at $12.50 to Kevin Trudeau. The warrants become exercisable on April 15, 1996 and expire on October 14, 1998. The exercise price of the warrants on the date of grant was not less than the market price of the
Company's Common Stock on that date.   In April 1996 Mr. Trudeau agreed to the
cancellation of these warrants and they are no longer outstanding.

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

 Exhibit 10.15 Lease Agreements for office and warehouse facilities with non-
               affiliates, filed as an Exhibit to the Report on Form 10-KSB for the fiscal year ended September 30, 1995 of the Registrant, which
               Exhibit is incorporated herein by this reference.

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

 Exhibit 10.19 Form of Distributor Agreement of Nutrition For Life
               International, Inc.*

 Exhibit 10.20 Employment Agreement, effective October 1, 1996, between
               Nutrition For Life International, Inc. and David P. Bertrand.

 Exhibit 10.21 Employment Agreement, effective October 1, 1996, between
               Nutrition For Life International, Inc. and Jana Mitcham.

 Exhibit 22    Subsidiaries of the Company.

 Exhibit 23.1  Consent of KPMG Peat Marwick LLP

 Exhibit 23.2  Consent of BDO Seidman LLP
___________________________________________________

 * These exhibits were previously filed as exhibits to the Company's Registration Statement on Form SB-2 (File No. 33-92274), and are incorporated herein by reference.