Form 10-Q
period 1996-12-31
NUTRITION FOR LIFE INTERNATIONAL INC
filed 1997-02-14
CIK 913614

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1996

                        Commission File Number 0-26362



                    NUTRITION FOR LIFE INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


               Texas                             76-0416176
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  [X]         No  [ ]

     As of February 10, 1997 there were 5,589,701 shares of common stock,
                    $0.01 par value per share, outstanding.

NUTRITION FOR LIFE INTERNATIONAL, INC.
Index

                        PART I - Financial Information

                                                                  Page
Item 1. FINANCIAL STATEMENTS

        Nutrition For Life International, Inc.

        Consolidated Balance Sheets                                  3
           December 31, 1996 and September 30, 1996

        Consolidated Statements of Operations                        4
           for the Three Months Ended December 31, 1996 and 1995

        Condensed Consolidated Statements of Cash Flows              5
           for the Three Months Ended December 31, 1996 and 1995

        Notes to Financial Statements                                6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL            7
        CONDITION AND RESULTS OF OPERATIONS

                          PART II - Other Information

Item 1. LEGAL PROCEEDINGS                                           10

Signatures                                                          11

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                          Consolidated Balance Sheets

                                    Assets


                                                                  December 31,    September 30,
                                                                      1996            1996
                                                                  (Unaudited)
                                                                  -----------     -------------
Current assets:
  Cash and cash equivalents                                       $14,541,312       15,588,504
  Accounts receivable, net                                            335,379          368,062
  Inventories                                                       5,822,121        6,365,350
  Deferred tax asset, net                                           3,670,000        1,500,000
  Refundable federal income taxes                                     611,191          500,000
  Prepaid expenses and other assets                                   375,055          260,091
                                                                  -----------       ----------
    Total current assets                                           25,355,058       24,582,007

Property and equipment, net                                         3,289,107        2,493,759
Intangible assets, net                                                291,037          340,063
Other assets                                                          219,976          212,031
                                                                  -----------       ----------
                                                                  $29,155,178       27,627,860
                                                                  ===========       ==========

                     Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                $ 3,192,714        2,577,101
  Accrued bonuses and commissions                                   1,221,988        2,041,678
  Accrued expenses and other liabilities                              615,858          552,424
  Accrued class action settlement                                   6,200,000               --
  Deferred income                                                   3,882,996        3,893,570
  Federal and franchise tax payable                                   850,000          850,000
  Dividends payable                                                   111,371          111,371
                                                                  -----------       ----------
    Total current liabilities                                      16,074,927       10,026,144
                                                                  -----------       ----------
Stockholders' equity:
  Preferred stock, $.001 par value; 1,000,000
   authorized; none issued and outstanding                                 --               --
  Common stock, $.01 par value; 20,000,000 shares
   authorized; 5,570,962 and 5,568,562 shares, respectively            55,710           55,686
  Additional paid-in capital                                        9,943,043        9,939,059
  Retained earnings                                                 3,003,883        7,611,580
  Cumulative foreign currency translation adjustment                   77,615           (4,609)
                                                                  -----------       ----------
    Total stockholders' equity                                     13,080,251       17,601,716
                                                                  -----------       ----------
                                                                  $29,155,178       27,627,860
                                                                  ===========       ==========

         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
               Consolidated Statements Of Operations (Unaudited)


                                          Three Months
                                       Ended December 31,
                                 ----------------------------
                                    1996              1995
                                 ----------        ----------

Net sales                          $19,269,268     21,262,476

Cost of sales                       14,184,630     14,492,147
                                   -----------     ----------
Gross profit                         5,084,638      6,770,329

Marketing, distribution and
 administrative expenses             5,580,599      2,901,680
                                   -----------     ----------
Income (loss) from operations         (495,961)     3,868,649
                                   -----------     ----------
Other income (expense):
  Class action settlement           (6,425,000)            --

  Interest, net                        175,156        151,364

  Other, net                           (31,714)       (19,733)
                                   -----------     ----------
                                    (6,281,558)       131,631
                                   -----------     ----------

Income (loss) before income
 tax expense (benefit)              (6,777,519)     4,000,280

Income tax expense (benefit)        (2,281,191)     1,447,000
                                   -----------     ----------

Net income (loss)                  $(4,496,328)     2,553,280
                                   ===========     ==========

Primary earnings (loss) per
 common share                      $      (.71)          .40
                                          ====          =====
Fully diluted earnings
 (loss) per common share           $      (.71)          .39
                                          ====          =====

Weighted average common shares:
  Primary                            6,319,813     6,419,365
                                   ===========     ==========
  Fully diluted                      6,319,813     6,555,085
                                   ===========     ==========

         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
          Condensed Consolidated Statements Of Cash Flows (Unaudited)


                                                                   Three Months
                                                                Ended December 31,
                                                           ---------------------------
                                                              1996             1995
                                                           ----------       ----------

Net cash provided by (used in) operating activities      $   (88,253)        3,804,987

Net cash used in investing activities                       (934,328)         (405,777)

Net cash provided by (used in) financing activities         (107,363)          726,375
                                                         -----------        ----------

  Net increase (decrease) in cash and cash equivalents    (1,129,944)        4,125,585

Cash and cash equivalents at beginning of period          15,589,032         8,960,100

Cumulative foreign currency translation adjustment            82,224                --
                                                         -----------        ----------

Cash and cash equivalents at end of period               $14,541,312        13,085,685
                                                         ===========        ==========

         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  Notes To Consolidated Financial Statements

INTERIM FINANCIAL STATEMENTS

        The accompanying financial statements of Nutrition For Life International, Inc. (the Company) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 1996, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-KSB. The results of operations for the period ended December 31, 1996 are not necessarily indicative of operating results for the full year

        The Company has not yet adopted Statements of Financial Accounting Standards No. 121 or No. 123. The Company will be required to adopt these Statements during the fiscal year ended September 30, 1997. The Company does not believe either Statement will have a material impact on the financial statements.

NUTRITION FOR LIFE INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three months ended December 31. 1996 decreased by
$1,993,208 or 9.4% to $19,269,268 as compared to net sales of $21,262,476 for the three months ended December 31, 1995. At December 31, 1996, the Company had approximately 87,200 distributors compared to approximately 68,800 at
December 31, 1995 and 87,400 at September 30, 1996.   The ability of the
Company to increase its number of distributors and its sales per average number of distributors is material to the growth of the Company. Management believes that the regulatory scrutiny and legal proceedings initiated in the year ended September 30, 1996, as well as the negative media reports, were significant factors affecting distributor recruitment and retention and sales efforts by distributors during the last two quarters of fiscal 1996 and the first quarter of fiscal 1997. Although the Company has resolved many of these issues, the ability of the Company to regain its former rate of growth cannot be predicted with certainty. The decrease in net sales is recapped below:

     New executive initial purchases                           $(8,957,000)

     Increase in sales due to increased number of distributors   8,169,000

     Decrease in distributor average sales                      (1,205,000)
                                                               -----------
                                                               $(1,993,000)
                                                               ===========

The decrease in net sales was primarily due to fewer new distributors electing to qualify immediately as executives. The Company's net sales per average number of distributors per month decreased from $112 during the three months ended December 31, 1995 to $74 for the three months ended December 31, 1996. No one distributor has directly accounted for more than 5% of the Company's net sales during either of the three month periods ended December 31, 1996 and 1995.

Cost of sales decreased by $307,517 or 2.1% to $14,184,630 for the three months ended December 31, 1996 from $14,492,147 for the three months ended December 31, 1995. Cost of sales as a percentage of net sales increased from 68.2% in the three months ended December 31, 1995 to 73.6% in the three months ended December 31, 1996. Cost of sales, which includes product costs, commissions and bonuses paid to distributors, and shipping costs, is recapped below:

                                                     Three months ended
                                                          December 31,
                                                     -------------------
                                                     1996           1995
                                                     ----           ----
   Product costs                                     29.5%          24.7%

   Commissions and bonuses paid to distributors      38.2           39.2

   Shipping costs                                     5.9            4.3
                                                     ----           ----
                                                     73.6%          68.2%
                                                     ====           ====

The percentage of product costs increased 4.8% primarily as a result of the reduction in the number of new executive initial purchases, which carried a lower product cost margin than the products sold individually. In addition, there has been an increase in the amount of literature sales which carry a higher product cost margin. The percentage of commissions and bonuses paid to distributors decreased 1.0% because the products with higher product cost margins have a reduced base for the calculation of commissions and bonuses. Shipping costs increased 1.6% primarily as a result of the reduction in the number of new initial purchases mentioned above. In other words, proportionately there are more small orders which have higher associated shipping costs.

Gross profit decreased 24.9% or $1,685,691 from $6,770,329 for the three months ended December 31, 1995 to $5,084,638 for the three months ended December 31, 1996. Gross profit as percentage of net sales decreased from 31.8% for the three months ended December 31, 1995 to 26.4% for the three months ended December 31, 1996.

Marketing, distribution and administrative expenses increased $2,678,919 or 92.3% from $2,901,680 for the three months ended December 31, 1995 to $5,580,599 for the three months ended December 31, 1996. As a percentage of net sales, marketing, distribution, and administrative expenses increased to 29.0% for the three months ended December 31, 1996 from 13.6% for the three months ended December 31, 1995. The dollar increase resulted primarily from greater personnel costs, postage, professional fees, and facilities lease costs to support the growth in the Company's infrastructure and a $1,200,000 accrual for a special award for a group of executives as described below. Particularly in view of the Company's increased level of expenditures, the Company's future operating results will be negatively impacted if the Company is not successful in regaining its growth in sales experienced during the first half of fiscal 1996.

The Company has also determined that, in connection with the recruitment of certain distributors by Kevin Trudeau, a key distributor of the Company, certain representations may have been made regarding entitlements to benefits or prizes, principally cruises, as performance incentives to these distributors. Although the Company does not believe that it is legally responsible for any such representations, in the interest of promoting good distributor relations, the Company intends to offer certain distributors the right to participate in cruises at the Company's expense. The Company believes these cruises have significant motivational value. The Company may utilize the cruises for marketing purposes with other distributors, and include product seminars and other marketing programs as part of the cruises. The Company estimates that its cost will be approximately $1,200,000 for these programs, which has been accrued in the three months ended December 31, 1996.

Income (loss) from operations for the three months ended December 31, 1996 decreased $4,364,610 or 112.8% to a $495,961 operating loss from $3,868,649 for the three months ended December 31, 1995, principally as a result of lower level of net sales, the decrease in the gross profit as a percentage of sales, and the increase in marketing, distribution and administrative expenses.
Income from operations as a percentage of net sales decreased from 18.2% for the three months ended December 31, 1995 to a 2.6% operating loss for the three months ended December 31, 1996. The loss from operations for the three months ended December 31, 1996, includes approximately $237,000 of operating loss from the Company's wholly owned subsidiary located in the United Kingdom.

Other income (expense) decreased to $6,281,558 of net other expense for the three months ended December 31, 1996 from $131,631 of net other income for the three months ended December 31, 1995. The decrease was primarily the result of the $6,425,000 incurred in the settlement of the class action lawsuits.

As a result of a loss before income tax expense (benefit) for the three months ended December 31, 1996, an income tax benefit of $2,281,191 has been accrued. Of this tax benefit, $2,248,750 relates to the tax effect of the settlement of the class action lawsuits.

In January, 1996, the Company reached two preliminary settlement agreements which should resolve the class action lawsuits that were filed against the Company in 1996. Under the first Settlement Agreement, the Company has agreed to set aside a reserve fund of between $1.2 to $1.5 million to be paid, under certain provisions, to persons who became "instant executives" between April 1, 1995 and January 19, 1996. The Company will pay out of the reserve fund an amount equal to the 10% restocking charge which has been or would otherwise be imposed upon a refund to them, and refund the amount paid for any unused perishable product which the distributor has tendered or tenders for refund in an unused condition. Any amounts left in the reserve fund will be refunded to the Company six months after the final approval of the Settlement Agreement. Also under the first Settlement Agreement, the Company has agreed that persons who became "instant executives" between April 1, 1995 and April 15, 1996 will receive product of the Company's choice with a retail value equivalent to the face amount of any expired, unredeemed Order Assurance Program certificates held by those persons. The Company estimates that the cost of the product and shipping will be approximately $800,000.

In a separate agreement, the Company agreed to pay up to $2 million to persons who purchased the Company's common stock or warrants between July 11, 1995 and July 15, 1996 and lost money. The Settlement Agreements are subject to federal court approval. The Company estimates that its additional attorneys' fees, administrative costs and costs and fees of attorneys for the plaintiffs in the amount of approximately $2,125,000 will be incurred.

Net loss was $4,496,328 for the three months ended December 31, 1996, a decrease of 276.1% compared to net income of $2,553,280 for the three months ended December 31, 1995. The decrease was principally the result of lower net sales, a lower gross profit margin, increased marketing, distribution and administrative expenses, and accrual for the settlement of the class action lawsuits.


                        CHANGES IN FINANCIAL CONDITION

The Company had cash and cash equivalents of $14,541,312 at December 31, 1996 compared to $15,588,504 at September 30, 1996. The cash used in operating activities of $88,253 for the three months ended December 31, 1996 was significantly reduced from the cash provided by operating activities of $3,804,987 for the three months ended December 31, 1995. This decrease was primarily due to the factors discussed under "Results of Operations". The Company used approximately $934,000 and $392,000, respectively, to purchase property and equipment during the three month periods ended December 31, 1996 and 1995. In addition, $111,371 was paid in dividends to shareholders during the three months ended December 31, 1996. The Company had working capital of $9,280,131 at December 31, 1996 compared to $14,555,863 at September 30, 1996.

As a result of the cost of the class action settlement discussed above, the Company's pace of expansion may be reconsidered. While Management is hopeful that the business disruption associated with the regulatory scrutiny and legal issues and the negative media reports will subside, there can be no guarantee that profitable operations will result in the future.

NUTRITION FOR LIFE INTERNATIONAL, INC.

        PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        The Company is a defendant in class action lawsuits commenced in federal court and state court in Texas. In January, 1996, the Company reached two preliminary settlement agreements which should resolve these class action lawsuits. The Settlement Agreements were reached in the federal court action and are subject to final federal court approval. Under the first Settlement Agreement, the Company has agreed to set aside a reserve fund of between $1.2 to $1.5 million to be paid, under certain provisions, to persons who became "instant executives" between April 1, 1995 and January 19, 1996. The Company will pay out of the reserve fund an amount equal to the 10% restocking charge which has been or would otherwise be imposed upon a refund to them, and refund the amount paid for any unused perishable product which the distributor has tendered or tenders for refund in an unused condition. Any amounts left in the reserve fund will be refunded to the Company six months after the final approval of the Settlement Agreement. Also under the first Settlement Agreement, the Company has agreed that persons who became "instant executives" between April 1, 1995 and April 15, 1996 will receive product of the Company's choice with a retail value equivalent to the face amount of any expired, unredeemed Order Assurance Program certificates held by those persons. The Company estimates that its cost of the product and shipping will be approximately $800,000.

        In a separate agreement, the Company has agreed to pay up to $2 million to persons who purchased the Company's common stock or warrants between July 11, 1995 and July 15, 1996 and lost money. On February 5, 1997, a conditional order of the court was entered preliminarily approving the settlement of the securities class. The conditional approval was based on the presentation of the plan of allocation for distribution of the settlement fund which must be submitted by the plaintiffs. A notice of this action and a summary of the settlement is expected to be prepared for submission to the court by March, 1997.

NUTRITION FOR LIFE INTERNATIONAL, INC.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                                 (Registrant)



        Dated: February 14, 1997        By: /s/ John R. Brown, Jr.
                                           -------------------------
                                           John R. Brown, Jr.
                                           Vice President--Finance


                                        By: /s/ Ronnie D. Meaux
                                           -------------------------
                                           Ronnie D. Meaux
                                           Vice President, Treasurer and
                                           Principal Accounting Officer