Form 10-Q
period 1997-03-31
NUTRITION FOR LIFE INTERNATIONAL INC
filed 1997-05-15
CIK 913614

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                            Yes    X             No
                                  ---                ---

        As of May 9, 1997 there were 5,773,637 shares of common stock,
                    $0.01 par value per share, outstanding.

NUTRITION FOR LIFE INTERNATIONAL, INC.
Index

                        PART I - FINANCIAL INFORMATION

                                                                        Page

ITEM 1. FINANCIAL STATEMENTS

        Nutrition For Life International, Inc.

        Consolidated Balance Sheets                                      3
          March 31, 1997 and September 30, 1996

        Consolidated Statements of Operations                            4
          for the Three and Six Months Ended March 31, 1997 and 1996

        Condensed Consolidated Statements of Cash Flows                  5
          for the Six Months Ended March 31, 1997 and 1996

        Notes to Financial Statements                                    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                7
        CONDITION AND RESULTS OF OPERATIONS

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                               10

Signatures                                                              11

                    NUTRITION FOR LIFE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                     MARCH 31,
                                                       1997       SEPTEMBER 30,
                                                    (UNAUDITED)       1996
                                                    -----------   -----------
Current assets:
  Cash and cash equivalents                         $17,517,032    15,588,504
  Accounts receivable, net                              713,210       368,062
  Inventories                                         5,075,613     6,365,350
  Deferred tax asset, net                             3,400,000     1,500,000
  Refundable federal income taxes                            --       500,000
  Prepaid expenses and other assets                   1,200,952       260,091
                                                    -----------   -----------
    Total current assets                             27,906,807    24,582,007

Property and equipment, net                           3,327,731     2,493,759
Intangible assets, net                                  235,621       340,063
Other assets                                            238,172       212,031
                                                    -----------   -----------
                                                    $31,708,331    27,627,860
                                                    ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $ 4,361,925     2,577,101
  Accrued bonuses and commissions                     2,352,032     2,041,678
  Accrued expenses and other liabilities              1,378,266       552,424
  Accrued class action settlement                     5,842,634            --
  Deferred income                                     3,111,132     3,893,570
  Federal and franchise tax payable                     976,681       850,000
  Dividends payable                                          --       111,371
                                                    -----------   -----------
    Total current liabilities                        18,022,670    10,026,144
                                                    -----------   -----------
Stockholders' equity:
  Preferred stock, $.001 par value; 1,000,000
   authorized; none issued and outstanding                   --            --
  Common stock, $.01 par value; 20,000,000 shares
   authorized; 5,575,762 and 5,568,562 shares,
   respectively                                          55,758        55,686
  Additional paid-in capital                          9,951,011     9,939,059
  Retained earnings                                   3,618,925     7,611,580
  Cumulative foreign currency translation
   adjustment                                            59,967        (4,609)
                                                    -----------   -----------
    Total stockholders' equity                       13,685,661    17,601,716
                                                    -----------   -----------
                                                    $31,708,331    27,627,860
                                                    ===========   ===========

         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                THREE MONTHS                     SIX MONTHS
                                                                               ENDED MARCH 31,                 ENDED MARCH 31,
                                                                         ----------------------------     -------------------------
                                                                             1997            1996             1997          1996
                                                                         ------------     -----------     -----------   -----------
Net sales                                                                 $21,200,000     30,315,402       40,469,268    51,577,877
Cost of sales                                                              15,688,411     20,638,229       29,873,040    35,130,375
                                                                          -----------     ----------       ----------    ----------
Gross profit                                                                5,511,589      9,677,173       10,596,228    16,447,502
Marketing, distribution and
 administrative expenses                                                    4,433,753      4,116,129       10,014,352     7,017,809
                                                                          -----------     ----------       ----------    ----------
Income from operations                                                      1,077,836      5,561,044          581,876     9,429,693
                                                                          -----------     ----------       ----------    ----------
Other income (expense):
  Class action settlement                                                          --             --       (6,425,000)           --
  Interest, net                                                               159,516        186,398          334,672       337,762
  Other, net                                                                  (46,878)       (19,090)         (78,592)      (38,823)
                                                                          -----------     ----------       ----------    ----------
                                                                              112,638        167,308       (6,168,920)      298,939
                                                                          -----------     ----------       ----------    ----------
Income (loss) before income tax expense (benefit)                           1,190,474      5,728,352       (5,587,044)    9,728,632
Income tax expense (benefit)                                                  464,060      2,086,500       (1,817,130)    3,533,500
                                                                          -----------     ----------       ----------    ----------
Net income (loss)                                                         $   726,414      3,641,852       (3,769,914)    6,195,132
                                                                          ===========     ==========       ==========    ==========
Primary earnings (loss) per common share                                  $       .12            .55             (.60)          .94
                                                                          ===========     ==========       ==========    ==========
Fully diluted earnings (loss) per common share                            $       .12            .55             (.60)          .94
                                                                          ===========     ==========       ==========    ==========
Weighted average common shares:
  Primary                                                                   6,260,427      6,603,049        6,291,553     6,525,924
                                                                          ===========     ==========       ==========    ==========
  Fully diluted                                                             6,260,427      6,603,049        6,291,553     6,597,194
                                                                          ===========     ==========       ==========    ==========


         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                SIX MONTHS
                                                              ENDED MARCH 31,
                                                       --------------------------
                                                            1997         1996
                                                       ------------   -----------
Net cash provided by operating activities               $ 3,175,942     8,254,591
Net cash used in investing activities                    (1,101,274)   (5,104,109)
Net cash provided by (used in) financing activities        (210,716)    1,592,763
Cumulative foreign currency translation adjustment           64,576            --
                                                        -----------   -----------
        Net increase in cash and cash equivalents         1,928,528     4,743,245

Cash and cash equivalents at beginning of period         15,588,504     8,960,100
                                                        -----------   -----------
Cash and cash equivalents at end of period              $17,517,032    13,703,345
                                                        ===========   ===========

         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INTERIM FINANCIAL STATEMENTS

        The accompanying financial statements of Nutrition For Life International, Inc. (the Company) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1997, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-KSB. The results of operations for the period ended March 31, 1997 are not necessarily indicative of operating results for the full year.

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

NUTRITION FOR LIFE INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

Net sales for the six months ended March 31, 1997 decreased by $11,108,609 or 21.5% to $40,469,268 as compared to net sales of $51,577,877 for the six months ended March 31, 1996. At March 31, 1997, the Company had approximately 93,900 distributors compared to approximately 82,500 at March
31, 1996 and 87,400 at September 30, 1996.   The increase in distributors
since September 30, 1996, occurred primarily during March, 1997. Commencing in the latter part of February 1997 and continuing through April 1997, the Company featured a marketing promotion allowing executive qualification at a reduced price. Net sales for the three months ended March 31, 1997, were $21,200,000. The quarter ended March 31, 1997 was the first quarter with an increase in net sales as compared to the immediate preceding quarter since March 31, 1996.

The ability of the Company to increase its number of distributors and its sales per average number of distributors is material to the growth of the Company. Management believes that the regulatory scrutiny and legal proceedings initiated in the year ended September 30, 1996, as well as the negative media reports, were significant factors affecting distributor recruitment and retention and sales efforts by distributors during the last two quarters of fiscal 1996 and the first two quarters of fiscal 1997. Although the Company has resolved many of these issues, the ability of the Company to regain its former rate of growth cannot be predicted with certainty.

The decrease in net sales is recapped below:

New executive initial purchases                           $(18,962,000)

Increase in sales due to increased number of distributors   17,268,000

Decrease in distributor average sales                       (9,415,000)
                                                          ------------
                                                          $(11,109,000)
                                                          ============

The decrease in net sales was primarily due to fewer new distributors electing to qualify immediately as executives. The Company's net sales per average number of distributors per month decreased from $123 during the six months ended March 31, 1996 to $74 for the six months ended March 31, 1997.

Cost of sales decreased by $5,257,335 or 15.0% to $29,873,040 for the six months ended March 31, 1997 from $35,130,375 for the six months ended March 31, 1996. Cost of sales as a percentage of net sales increased from 68.1% in the six months ended March 31, 1996 to 73.8% in the six months ended March 31, 1997. Cost of sales, which includes product costs, commissions and bonuses paid to distributors, and shipping costs, is recapped below:

                                              SIX MONTHS ENDED
                                                  MARCH 31,
                                              ----------------
                                              1997        1996
                                              ----        ----
Product costs                                 29.9%       24.9%

Commissions and bonuses paid to distributors  37.6        39.2

Shipping costs                                 6.3         4.0
                                              ----        ----
                                              73.8%       68.1%
                                              ====        ====

The percentage of product costs increased 5.0% primarily as a result of the reduction in the number of new executive initial purchases, which carried a lower product cost margin than the products sold individually and the marketing promotion described above whereby the same amount of product costs were incurred for a reduced sales amount. In addition, there has been an increase in the amount of literature sales which carry a higher product cost margin. The percentage of commissions and bonuses paid to distributors decreased 1.6% because the products with higher product cost margins have a reduced base for the calculation of commissions and bonuses. Shipping costs increased 2.3% primarily as a result of the reduction in the number of new initial purchases and the marketing promotion mentioned above. In other words, proportionately there are more small orders which have higher associated shipping costs.

Gross profit decreased 35.6% or $5,851,274 from $16,447,502 for the six months ended March 31, 1996 to $10,596,228 for the six months ended March 31, 1997. Gross profit as percentage of net sales decreased from 31.9% for the six months ended March 31, 1996 to 26.2% for the six months ended March 31, 1997.

Marketing, distribution and administrative expenses increased $2,996,543 or 42.7% from $7,017,809 for the six months ended March 31, 1996 to $10,014,352 for the six months ended March 31, 1997. As a percentage of net sales, marketing, distribution, and administrative expenses increased to 24.7% for the six months ended March 31, 1997 from 13.6% for the six months ended March 31, 1996. The dollar increase resulted primarily from greater personnel costs, postage, professional fees, and facilities lease costs to support the growth in the Company's infrastructure and a $1,200,000 accrual for a special award for a group of executives as described below. Particularly in view of the Company's increased level of expenditures, the Company's future operating results will be negatively impacted if the Company is not successful in regaining its growth in sales experienced during the first half of fiscal 1996.

The Company has also determined that, in connection with the recruitment of certain distributors by Kevin Trudeau, a key distributor of the Company, certain representations may have been made regarding entitlements to benefits or prizes, principally cruises, as performance incentives to these distributors. Although the Company does not believe that it is legally responsible for any such representations, in the interest of promoting good distributor relations, the Company intends to offer certain distributors the right to participate in cruises at the Company's expense. The Company believes these cruises have significant motivational value. The Company may utilize the cruises for marketing purposes with other distributors, and include product seminars and other marketing programs as part of the cruises. The Company estimates that its cost will be approximately $1,200,000 for these programs, which was accrued in the three months ended December 31, 1996.

Income from operations for the six months ended March 31, 1997 decreased $8,847,817 or 93.8% to $581,876 from $9,429,693 for the six months ended March 31, 1996, principally as a result of lower level of net sales, the decrease in the gross profit as a percentage of sales, and the increase in marketing, distribution and administrative expenses. Income from operations as a percentage of net sales decreased from 18.3% for the six months ended March 31, 1996 to 1.4% for the six months ended March 31, 1997. The income from operations for the six months ended March 31, 1997, includes approximately $210,000 of operating loss from the Company's wholly owned subsidiary located in the United Kingdom.

Other income (expense) decreased to $6,168,920 of net other expense for the six months ended March 31, 1997 from

$298,939 of net other income for the six months ended March 31, 1996. The decrease was primarily the result of the $6,425,000 incurred in the settlement of the class action lawsuits.

As a result of a loss before income tax expense (benefit) for the six months ended March 31, 1997, an income tax benefit of $1,817,130 has been accrued. Of this tax benefit, $2,248,750 relates to the tax effect of the settlement of the class action lawsuits.

In January, 1997, the Company reached two preliminary settlement agreements which should resolve the class action lawsuits that were filed against the Company in 1996. Under the first Settlement Agreement, the Company has agreed to set aside a reserve fund of between $1.2 to $1.5 million to be paid, under certain provisions, to persons who became "instant executives" between April 1, 1995 and January 19, 1996. The Company will pay out of the reserve fund an amount equal to the 10% restocking charge which has been or would otherwise be imposed upon a refund to them, and refund the amount paid for any unused perishable product which the distributor has tendered or tenders for refund in an unused condition. Any amounts left in the reserve fund will be refunded to the Company six months after the final approval of the Settlement Agreement. Also under the first Settlement Agreement, the Company has agreed that persons who became "instant executives" between April 1, 1995 and April 15, 1996 will receive product of the Company's choice with a retail value equivalent to the face amount of any expired, unredeemed Order Assurance Program certificates held by those persons. The Company estimates that the cost of the product and shipping will be approximately $800,000.

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

Net loss was $3,769,914 for the six months ended March 31, 1997, a decrease of 160.9% compared to net income of $6,195,132 for the six months ended March 31, 1996. The decrease was principally the result of lower net sales, a lower gross profit margin, increased marketing, distribution and administrative expenses, and accrual for the settlement of the class action lawsuits.

                        CHANGES IN FINANCIAL CONDITION

The Company had cash and cash equivalents of $17,517,032 at March 31, 1997 compared to $15,588,504 at September 30, 1996. The cash provided by operating activities of $3,175,942 for the six months ended March 31, 1997 was significantly reduced from the cash provided by operating activities of $8,254,591 for the six months ended March 31, 1996. This decrease was primarily due to the factors discussed under "Results of Operations". The Company used approximately $1,101,274 and $1,160,090, respectively, to purchase property and equipment during the six month periods ended March 31, 1997 and 1996. In addition, $222,742 was paid in dividends to shareholders during the six months ended March 31, 1997.


The Company had working capital of $9,884,137 at March 31, 1997 compared to $14,555,863 at September 30, 1996. The $4,671,726 decrease in working capital was primarily due to the accrued liabilities for the settlement of the class action lawsuits and the cruise, net of the related deferred tax benefits. While Management is hopeful that the business disruption associated with the regulatory scrutiny and legal issues and the negative media reports will subside, there can be no guarantee that profitable operations will result in the future.

In May 1997, the Company determined to acquire an enterprisewide state-of-the-market computer information system. The total cost, including implementation and training, is expected to be approximately $1,500,000 to $2,100,000. The Company anticipates entering into a lease arrangement for this system. The primary benefits expected to be achieved are improved administrative cost control, enhanced customer service and improved multinational support.

                          PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS

        The Company is a defendant in class action lawsuits commenced in federal court and state court in Texas in 1996. In January 1997, the Company reached two preliminary Settlement Agreements which should resolve these class action lawsuits. The Settlement Agreements were in the Federal Action and are subject to final federal court approval. Under the first Settlement Agreement involving the "distributor class", the Company has agreed to set aside a reserve fund of between $1,200,000 to $1,500,000 to be paid, under certain provisions, to persons who became "instant executives" between April 1, 1995 and January 19, 1996. The Company will pay out of the reserve fund an amount equal to the 10% restocking charge which has been or would otherwise be imposed upon a refund to them, and refund the amount paid for any unused perishable product which the distributor has tendered or tenders for refund in an unused condition. Any amounts left in the reserve fund will be refunded to the Company six months after final approval of the Settlement Agreement. Also under the first Settlement Agreement, the Company has agreed that persons who became "Instant Executives" between April 1, 1995 and April 15, 1996 will receive product of the Company's choice with a retail value equivalent to the face amount of any expired, unredeemed Order Assurance Program certificates held by those persons. The Company estimates that its cost of the product and shipping will be approximately $800,000.

        In the other Settlement Agreement involving the "securities class", the Company has agreed to pay up to $2 million to persons who purchased the Company's Common Stock or Warrants between July 11, 1995 and July 15, 1996 and lost money. On February 5, 1997, a conditional order of the federal court was entered preliminarily approving the settlement of the securities class. The conditional approval was based on the presentation of the plan of allocation for distribution of the settlement fund which was subsequently submitted by the plaintiffs. On April 2, 1997, an order of the federal court was entered preliminarily approving the settlement of the securities class. On April 2, 1997, an order was also entered preliminarily approving settlement of the distributor class.

        On April 11, 1997, an order was entered approving the forms of notice to be sent to the members of the securities class and distributors class. In addition, time and place for the settlement hearing with respect to both the securities class and the distributors class was tentatively set for August 4, 1997 in the U.S. Courthouse in Houston, Texas. The notices to both the securities class and the distributors class were mailed by the claims administrator on May 12, 1997.

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


                                NUTRITION FOR LIFE INTERNATIONAL, INC.
                                            (Registrant)

                                           /s/    JOHN R. BROWN, JR.
            Dated: May 14, 1997      By: _____________________________________
                                                  John R. Brown, Jr.
                                             Vice President - Finance

                                          /s/     RONNIE D. MEAUX
                                     By: _____________________________________
                                                  Ronnie D. Meaux
                                          Vice President, Treasurer and
                                           Principal Accounting Officer