Form 10-Q
period 1997-06-30
NUTRITION FOR LIFE INTERNATIONAL INC
filed 1997-08-14
CIK 913614

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1997

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

                         Yes   [X]             No  [ ]

      As of August 8, 1997 there were 5,787,136 shares of common stock,
                    $0.01 par value per share, outstanding.

NUTRITION FOR LIFE INTERNATIONAL, INC.
Index
                        PART I - FINANCIAL INFORMATION

                                                                      Page

ITEM 1. FINANCIAL STATEMENTS

        Nutrition For Life International, Inc.

        Consolidated Balance Sheets                                     3
           June 30, 1997 and September 30, 1996

        Consolidated Statements of Operations for the
         Three and Nine Months Ended June 30, 1997 and 1996             4

        Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended June 30, 1997 and 1996               5

        Notes to Consolidated Financial Statements                      6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            7


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                              10

Signatures                                                             11

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                          Consolidated Balance Sheets

                                    Assets

                                                        June 30,
                                                          1997     September 30,
                                                      (Unaudited)      1996
                                                      -----------  -------------
Current assets:
  Cash and cash equivalents                            $12,695,010   15,588,504
  Accounts receivable, net                                 996,980      368,062
  Inventories                                            6,800,552    6,365,350
  Deferred tax asset, net                                3,400,000    1,500,000
  Refundable federal income taxes                          340,957      500,000
  Prepaid expenses and other assets                      1,067,897      260,091
                                                       -----------   ----------
    Total current assets                                25,301,396   24,582,007

Property and equipment, net                              3,885,463    2,493,759
Intangible assets, net                                     542,287      340,063
Other assets                                               258,409      212,031
                                                       -----------   ----------
                                                       $29,987,555   27,627,860
                                                       ===========   ==========

                     Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                     $ 5,308,656    2,577,101
  Accrued bonuses and commissions                        1,322,240    2,041,678
  Accrued expenses and other liabilities                   754,004      552,424
  Accrued class action settlement                        5,756,949           --
  Deferred income                                        2,622,809    3,893,570
  Federal and franchise tax payable                             --      850,000
  Dividends payable                                             --      111,371
                                                       -----------   ----------
    Total current liabilities                           15,764,658   10,026,144
                                                       -----------   ----------
Stockholders' equity:
  Preferred stock, $.001 par value; 1,000,000
   authorized; none issued and outstanding                      --           --
  Common stock, $.01 par value; 20,000,000 shares
   authorized; 5,770,085 and 5,568,562 shares
   issued and outstanding, respectively                     57,704       55,686
  Additional paid-in capital                            10,560,853    9,939,059
  Treasury stock, at cost                                  (73,810)          --
  Retained earnings                                      3,682,286    7,611,580
  Cumulative foreign currency translation adjustment        (4,136)      (4,609)
                                                       -----------   ----------
    Total stockholders' equity                          14,222,897   17,601,716
                                                       -----------   ----------
                                                       $29,987,555   27,627,860
                                                       ===========   ==========

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
               Consolidated Statements Of Operations (Unaudited)

                                                           THREE MONTHS                   NINE MONTHS
                                                          ENDED JUNE 30,                 ENDED JUNE 30,
                                                     ------------------------       ------------------------
                                                        1997           1996             1997         1996
                                                     ---------      ---------       ----------    ----------
Net sales                                           $22,600,186    26,280,722       63,069,456    77,858,600
Cost of sales                                        17,209,303    18,040,793       47,082,346    53,171,169
                                                    -----------    ----------       ----------    ----------
Gross profit                                          5,390,883     8,239,929       15,987,110    24,687,431

Marketing, distribution and administrative
 expenses                                             5,172,765     4,956,022       15,187,120    11,973,831
                                                    -----------    ----------       ----------    ----------
Income from operations                                  218,118     3,283,907          799,990    12,713,600

Other income (expense):
  Class action settlement                                    --            --       (6,425,000)           --
  Interest, net                                         195,792       197,209          530,464       534,971
  Other, net                                            (54,242)      (18,318)        (132,834)       57,141
                                                    -----------    ----------       ----------    ----------
                                                        141,550       178,891       (6,027,370)      477,830
                                                    -----------    ----------       ----------    ----------
Income (loss) before income tax expense (benefit)       359,668     3,462,798       (5,227,380)   13,191,430

Income tax expense (benefit)                            179,443     1,586,025       (1,637,687)    5,119,525
                                                    -----------    ----------       ----------    ----------
Net income (loss)                                   $   180,225     1,876,773       (3,589,693)    8,071,905
                                                    ===========    ==========       ==========    ==========
Primary earnings (loss) per common share            $    .03           .30             (.57)         1.25
                                                        =====         =====            =====         ====
Fully diluted earnings (loss) per common share      $    .03           .30             (.57)         1.25
                                                        =====         =====            =====         ====
Weighted average common shares:
  Primary                                             6,270,853     6,342,312        6,286,856     6,450,902
                                                    ===========    ==========       ==========    ==========
  Fully diluted                                       6,270,853     6,342,312        6,286,856     6,450,902
                                                    ===========    ==========       ==========    ==========

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
          Condensed Consolidated Statements Of Cash Flows (Unaudited)


                                                                       Nine Months
                                                                      Ended June 30,
                                                                ------------------------
                                                                   1997           1996
                                                                ---------      ---------
Net cash provided by (used in) operating activities            $(1,289,886)    5,841,987

Net cash used in investing activities                           (1,814,483)   (3,669,517)

Net cash provided by financing activities                          210,402     1,711,275

Cumulative foreign currency translation adjustment                     473            --
                                                               -----------    ----------
  Net increase (decrease) in cash and cash equivalents          (2,893,494)    3,883,745

Cash and cash equivalents at beginning of period                15,588,504     8,960,100
                                                               -----------    ----------
Cash and cash equivalents at end of period                     $12,695,010    12,843,845
                                                               ===========    ==========

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  Notes To Consolidated Financial Statements

INTERIM FINANCIAL STATEMENTS

   The accompanying financial statements of Nutrition For Life
International, Inc. (the Company) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1997, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-KSB. The results of operations for the interim periods ended June 30, 1997 and 1996 are not necessarily indicative of operating results for the full year.

   The Company has adopted SFAS No. 121 for the year ended September 30, 1997 and its implementation has not had a material effect on the financial statements. The Company has not yet adopted Statements of Financial Accounting Standards No. 123 or No. 128. The Company will be required to adopt these Statements during the fiscal year ended September 30, 1997. The Company does not believe either Statement will have a material impact on the financial statements.

NUTRITION FOR LIFE INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

Net sales for the nine months ended June 30, 1997 decreased by $14,789,144 or 19.0% to $63,069,456 as compared to net sales of $77,858,600 for the nine months ended June 30, 1996. At June 30, 1997, the Company had approximately 102,000 distributors compared to approximately 86,000 at June 30, 1996 and
87,400 at September 30, 1996.   The increase in distributors since September
30, 1996, occurred primarily during March and April, 1997. Commencing in the latter part of February 1997 and continuing through April 1997, the Company featured a marketing promotion allowing executive qualification at a reduced price. In addition the Company in June 1997 began the recruitment of distributors in the Republic of Philippines in preparation for the initiation of formal operations in the Philippines during the quarter ending September 30, 1997. Net sales for the three months ended June 30, 1997, were $22,600,186, the second consecutive quarter with an increase in net sales.

The ability of the Company to increase its number of distributors and its sales per average number of distributors is material to the growth of the Company. Management believes that the regulatory scrutiny and legal proceedings initiated in the year ended September 30, 1996, as well as the negative media reports, were significant factors affecting distributor recruitment and retention and sales efforts by distributors during the last two quarters of fiscal 1996 and the first three quarters of fiscal 1997. Although the Company has resolved many of these issues, the ability of the Company to regain its former rate of growth cannot be predicted with certainty.

The decrease in net sales is recapped below:

        New executive initial purchases                  $(20,058,000)

        Increase in sales due to increased number of
         distributors                                      25,258,000

        Decrease in distributor average sales             (19,989,000)
                                                         ------------
                                                         $(14,789,000)
                                                         ============

The decrease in net sales from the nine months ended June 30, 1996 was primarily due to fewer new distributors electing to qualify immediately as executives. The Company's net sales per average number of distributors per month decreased from $121 during the nine months ended June 30, 1996 to $74 for the nine months ended June 30, 1997.

Cost of sales decreased by $6,088,823 or 11.5% to $47,082,346 for the nine months ended June 30, 1997 from $53,171,169 for the nine months ended June 30, 1996. Cost of sales as a percentage of net sales increased from 68.3% in the nine months ended June 30, 1996 to 74.7% in the nine months ended June 30, 1997. Cost of sales, which includes product costs, commissions and bonuses paid to distributors, and shipping costs, is recapped below:

                                                         Nine months ended
                                                              June 30,
                                                         -----------------
                                                            1997   1996
                                                            ----   ----
            Product costs                                   30.7%  25.3%

            Commissions and bonuses paid to distributors    37.1   38.5

            Shipping costs                                   6.9    4.5
                                                            ----   ----
                                                            74.7%  68.3%
                                                            ====   ====

The percentage of product costs increased 5.4% primarily as a result of the reduction in the number of new executive initial purchases, which carried a lower product cost margin than the products sold individually, and the marketing promotion from February 1997 to April 1997 described above whereby the same amount of product costs were incurred for a reduced sales amount. In addition, there has been an increase in the amount of literature sales which carry a higher product cost margin. The percentage of commissions and bonuses paid to distributors decreased 1.4% because the products with higher product cost margins have a reduced base for the calculation of commissions and bonuses. Shipping costs increased 2.4% primarily as a result of the reduction in the dollar amount of new initial purchases and the fulfillment of backorders created by the marketing promotion.

Gross profit decreased 35.2% or $8,700,321 from $24,687,431 for the nine months ended June 30, 1996 to $15,987,110 for the nine months ended June 30, 1997. Gross profit as percentage of net sales decreased from 31.7% for the nine months ended June 30, 1996 to 25.4% for the nine months ended June 30, 1997.

Marketing, distribution and administrative expenses increased $3,213,289 or 26.8% from $11,973,831 for the nine months ended June 30, 1996 to $15,187,120 for the nine months ended June 30, 1997. As a percentage of net sales, marketing, distribution, and administrative expenses increased to 24.1% for the nine months ended June 30, 1997 from 15.4% for the nine months ended June 30, 1996. The dollar increase resulted primarily from greater personnel costs, postage, travel and credit card fees as the Company devoted resources to managing the new distributors and in preparing for future growth.
Particularly in view of the Company's increased level of expenditures, the Company's future operating results will be negatively impacted if the Company is not successful in regaining its growth in sales experienced during the first half of fiscal 1996.

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

Income from operations for the nine months ended June 30, 1997 decreased $11,913,610 or 93.7% to $799,990 from $12,713,600 for the nine months ended
June 30, 1996, principally as a result of lower level of net sales, the decrease in the gross profit as a percentage of sales, and the increase in marketing, distribution and administrative expenses. Income from operations as a percentage of net sales decreased from 16.3% for the nine months ended June 30, 1996 to 1.3% for the nine months ended June 30, 1997. The income from operations for the nine months ended June 30, 1997, includes approximately $360,000 of operating loss from the Company's wholly owned subsidiary located in the United Kingdom which began operations in September 1996.

Other income (expense) decreased to $6,027,370 of net other expense for the nine months ended June 30, 1997 from $477,830 of net other income for the nine months ended June 30, 1996. The decrease was primarily the result of the $6,425,000 incurred in the settlement of the class action lawsuits.

As a result of a loss before income tax expense (benefit) for the nine months ended June 30, 1997, an income tax benefit of $1,637,688 has been accrued.
Of this tax benefit, $2,248,750 relates to the tax effect of the settlement of the class action lawsuits.

In January, 1997, the Company reached two preliminary settlement agreements which should resolve the class action lawsuits that were filed against the Company in 1996. Under the first Settlement Agreement which became final
August 4, 1997, the Company has set aside a reserve fund of $1.2 million to be paid, under certain provisions, to persons who became "instant executives" between April 1, 1995 and January 19, 1996. The Company will pay out of the reserve fund an amount equal to the 10% restocking charge which has been or would otherwise be imposed upon a refund to them, and refund the amount paid for any unused perishable product which the distributor has tendered or tenders for refund in an unused condition. Any amounts left in the reserve fund are to be refunded to the Company six months after the final approval of the Settlement Agreement. Also under the first Settlement Agreement, the Company has agreed that persons who became "instant executives" between April 1, 1995 and April 15, 1996 will receive product of the Company's choice with a retail value equivalent to the face amount of any expired, unredeemed Order Assurance Program certificates held by those persons. The Company estimates that the cost of the product and shipping will be approximately $800,000.

In a separate agreement, the Company has set aside a reserve fund of $2 million for persons who purchased the Company's common stock or warrants between July 11, 1995 and July 15, 1996 and lost money. The fairness hearing for this settlement agreement is scheduled to be held on September 12, 1997.

The Company estimates that its additional attorneys' fees, administrative costs and costs and fees of attorneys for the plaintiffs in the amount of approximately $2,000,000 will be incurred in connection with the resolution of the class action lawsuits.

Net loss was $3,589,693 for the nine months ended June 30, 1997, a decrease of 144.5% compared to net income of $8,071,905 for the nine months ended June 30, 1996. The decrease was principally the result of lower net sales, a lower gross profit margin, increased marketing, distribution and administrative expenses, and accrual for the settlement of the class action lawsuits.


               CHANGES IN FINANCIAL CONDITION

The Company had cash and cash equivalents of $12,695,010 at June 30, 1997 compared to $15,588,504 at September 30, 1996. The cash used in operating activities of $1,289,886 for the nine months ended June 30, 1997 was a significant reduction from the cash provided by operating activities of $5,841,987 for the nine months ended June 30, 1996. This decrease was primarily due to the factors discussed under "Results of Operations". The Company used approximately $1,814,483 and $1,430,454, respectively, to purchase property and equipment during the nine month periods ended June 30, 1997 and 1996. In addition, $339,600 was paid in dividends to shareholders during the nine months ended June 30, 1997.

The Company had working capital of $9,536,738 at June 30, 1997 compared to $14,555,863 at September 30, 1996. The $5,019,125 decrease in working capital was primarily due to the accrued liabilities for the settlement of the class action lawsuits and the cruise, net of the related deferred tax benefits. While Management is hopeful that the business disruption associated with the regulatory scrutiny and legal issues and the negative media reports will subside, there can be no guarantee that profitable operations will result in the future.

In May 1997, the Company determined to acquire a state-of-the-market computer information system. The total cost, including implementation and training, is expected to be approximately $2,100,000. The primary benefits expected to be achieved are improved administrative cost control, enhanced customer service and improved multinational support. The Company is currently exploring opportunities to enter into a lease arrangement for this system, but has no firm agreements or understandings at this time.

                          PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS

   The Company is a defendant in class action lawsuits commenced in federal court and state court in Texas in 1996. In January 1997, the Company reached two preliminary settlement agreements which should resolve these class action lawsuits. The settlement agreements in these class action lawsuits are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations." On August 4, 1997 the federal court approved as fair, reasonable and adequate the settlement agreement involving the Company's distributors, and scheduled a hearing for September 12, 1997 regarding the agreement involving purchasers of the Company's securities.

NUTRITION FOR LIFE INTERNATIONAL, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                                 (Registrant)



Dated: August 14, 1997                   By:  /s/ John R. Brown, Jr.
                                         --------------------------
                                              John R. Brown, Jr.
                                          Vice President - Finance

                                      By:  /s/ Ronnie D. Meaux
                                         --------------------------
                                              Ronnie D. Meaux
                                        Vice President, Treasurer and
                                        Principal Accounting Officer