Form 10-K
period 1997-09-30
NUTRITION FOR LIFE INTERNATIONAL INC
filed 1998-01-13
CIK 913614

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 0-26362
                                               -------

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                    --------------------------------------
            (Exact name of Registrant as specified in its charter)

             TEXAS                                        76-0416176
             -----                                        ----------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

          9101 JAMEEL
        HOUSTON, TEXAS                                       77040
  ---------------------------                                -----
(Address of principal executive office)                    (Zip Code)

      Registrant's telephone number, including area code:  (713) 460-1976

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 31, 1997 was $20,707,300.

The number of shares outstanding of the Registrant's common stock on December 31, 1997 was 5,789,900.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement which is expected to be filed within 120 days of the end of Registrant's fiscal year ended September 30, 1997.

                                    PART I

                               ITEM 1.  BUSINESS


BACKGROUND

The Company is a Texas corporation organized in September 1993 to be the surviving corporation of the merger (the "Merger") of the Company and its predecessors, Nutrition Express Corporation of Colorado, Inc. and Nutrition Express Corporation of Utah, Inc. The Merger was effected in June 1994.

The Company develops products that are designed for health-conscious consumers, and sells those products to consumers through its network of independent distributors. The Company has developed a network of approximately 98,500 distributors. The Company offers a product line of approximately 364 products in nine categories, including nutritional supplements, health foods, weight management items, skin care products, other consumer products, and services.

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

The Company's marketing program is designed to provide incentive for distributors to build an organization of recruited distributors in their downline to maximize their earning potential. The Company has experienced a substantial increase in the number of distributors. The number of distributors increased from approximately 37,800 on September 30, 1994 to approximately 98,500 on September 30, 1997.

In 1996 the Company's marketing program became the subject of regulatory scrutiny and the Company was named as a defendant in class action lawsuits. The Company believes that these matters have had a material effect on the Company's operations and financial condition. See "Risk Factors" below and Items 3, 7 and 8.

The Company purchases most of its products directly from manufacturers and sells them to its independent distributors located in all 50 states, the District of Columbia, Canada, Guam, Korea, the Republic of Philippines, Puerto Rico, the United Kingdom, and the Republic of Ireland. The Company hopes to expand its efforts in these countries and in other parts of the world. The Company has two wholly-owned subsidiaries, Nutrition For Life International (UK) Ltd. and Nutrition For Life Philippines, Inc. Unless the context otherwise requires, the term, the "Company", as used in this report includes the Company's wholly-owned subsidiaries.

The Company intends to pursue its business strategy of increasing sales and profitability by (1) attracting and retaining distributors to its network marketing system; (2) increasing product sales to existing distributors; (3) expanding its marketing activities into new international markets; and (4) adding complimentary services.

The Company's executive offices are located at 9101 Jameel, Houston, TX 77040. Its telephone number is (713) 460-1976.

DISTRIBUTION AND MARKETING

The Company's products are distributed through a network marketing system consisting of a network of approximately 98,500 distributors. Distributors are independent contractors who purchase products directly from the Company for their own use and for resale to retail consumers. Distributors may elect to work on a full-time or part-time basis. Management believes that its network marketing system is well suited to marketing its nutritional supplements and other products because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, many of whom use the Company's products themselves. The Company encourages its distributors to use the Company's products. No one distributor directly accounted for more than 5% of the Company's sales in either of the past three fiscal years.

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

Distributors' revenues are derived from several sources. First, distributors may receive revenues by purchasing the Company's products at wholesale prices and selling the Company's products to customers at retail prices. Second, distributors earn the right to receive commissions upon attaining the level of
"executive."   Executive level distributors may earn commissions on product purchases by other distributors in their downline organization. The first level of each executive may initially have no more than four executives, and, until qualifying as a Platinum executive, commissions may be earned on the sale of product to executives in up to the first seven levels of their downline. The qualification for a distributor to earn commissions is a one time requirement and there are four ways of meeting this requirement which are as follows:

  . Generate cumulative qualifying product volume of $1,500 over any period of time

  . or generate cumulative qualifying product volume of $1,200 over any period of time and enroll in the optional Order Assurance Program

  . or generate cumulative qualifying product volume of $1,000 over any period of time, enroll in the optional Order Assurance Program at the monthly level of $100 and subscribe to the $35 monthly optional Master Developer Series

  . or generate cumulative qualifying product volume of $500, enroll in the optional Order Assurance Program at the monthly level of $100, subscribe to the $35 monthly optional Master Developer Series and the monthly optional Virtual Voice Messaging Service, and purchase selected business building tools for $150

"Qualifying product volume" is product the distributor and his other downline distributors purchase at wholesale directly from the Company either for personal use or for sale to other customers at retail. There is no time limit to meet these qualifications, and distributors may choose to become executives the same day that they enroll as a distributor or over any period of time. An executive level distributor may attain higher levels of commission based on sales generated by distributors within his or her organization. The only qualification to remain an executive is to purchase $40 in product every other month, except that distributors who have become executives by generating cumulative qualifying product value of only $500 must continue their participation in the other programs noted above for one year from enrollment in order to maintain executive status. Management believes that the right of executive level distributors to earn commissions contributes significantly to the Company's ability to retain its productive distributors. Management also believes that the timely introduction of new and topical programs and products has assisted the Company to increase its network of distributors.

The Company previously denominated a program as the "Instant Executive Program". The Instant Executive Program designation merely referred to the option by which distributors could choose to qualify immediately rather than through incremental product purchases over time. The Instant Executive Program, particularly as marketed by Kevin Trudeau, a key distributor of the Company, has been the subject of legal and regulatory scrutiny. The Company has determined to discontinue the use of the terminology, "Instant Executive Program". However, the qualification requirements for distributors to attain the level of "executive distributor" and the commissions and bonuses which may be earned as an executive distributor have not changed.

In April 1996 the Attorney General of the State of Illinois (the "Attorney General") filed suit against the Trudeau Marketing Group, Inc., Kevin Trudeau, and Jules Leib, People v. Trudeau (the "Illinois Suit"). The Company was not
                -----------------
named as a defendant in the Illinois Suit, but the Company's management viewed the Illinois Suit as an opportunity to discuss the Company's marketing program and to resolve confusion surrounding the program. On July 16, 1996, the Company entered into an "Assurance of Voluntary Compliance" (the "AVC") with the Attorney General. The AVC preserves the ability of a new distributor to become an executive distributor the day that he or she enrolls by generating at least $1,000 in qualifying product volume and by joining the Order Assurance Program ("OAP") and Master Developer Series. Under the AVC, the Company may maintain its same executive level qualifications, but to aid clarification, the Company will no longer use the "instant executive" terminology.

Other key features of the AVC focus on the Company's commitment to: (a) create an official explanation of its marketing and compensation plan and to prohibit distributors from creating their own explanations of how the marketing and compensation plan works; (b) make clear that there are no mandatory purchases of product to become a distributor; (c) take further steps to stress distributor compliance with the Company's policies and procedures; and (d) create a World Wide Web site on the Internet to provide more information about the Company's products and programs. The Company also agreed to provide distributor earnings disclosures and to make clear that executive distributors cannot earn commissions unless they are engaged in the sale of the Company's products to consumers at retail, including procedures to verify retail sales. Specifically, an executive distributor will not be entitled to receive bonuses or commissions on downline sales unless within the preceding one month period the executive distributor has made at least five retail sales, or within the preceding two month period has made ten retail sales. The Company also agreed to take additional steps to encourage distributors to redeem OAP certificates for product and to limit the number of OAP certificates (See "Order Assurance Program"), to monitor customer purchases, and to make a contribution to the Illinois Consumer Education Fund.

The Company entered into similar agreements with the states of Florida, Hawaii, Idaho, Kansas, Kentucky, Michigan, Missouri, New Jersey and Pennsylvania. The Company has agreed that in Florida, distributors who want to receive commissions must state, when placing orders, that they have sold to consumers 70% of their prior commissionable product purchase. The Company has agreed to establish procedures to independently verify consumer sales on a random basis and to sanction distributors submitting false information. Implementation of these agreements by the Company could make the program less attractive to distributors and prospective distributors. In particular, the Company believes that the special requirements in the Florida agreement have had a negative impact on the Company's ability to retain and attract distributors in Florida. These factors could negatively impact the Company's future operating results. See Item 7.
The Company maintains an ongoing compliance program which includes periodic reporting to the states.

To become a distributor, a person must be sponsored by an existing distributor, sign the official Distributor Agreement and purchase a "distributor success kit" from the Company. The Company revised its official Distributor Agreement in connection with the AVC. It is emphasized in the Distributor Agreement that in order for a distributor to be successful in the Company's program, the distributor must purchase and sell the Company's products at retail and sponsor other distributors to do the same. It is also emphasized that the distributor must retail or use in business building 70% of the product he or she purchases before more product may be purchased from the Company. A distributor success kit currently costs approximately $49 and provides sales aids, brochures, order forms, audio and video cassette recordings and a subscription to the Company's monthly publication, Lifestyles.

The following table sets forth the number of the Company's distributors on the dates indicated:

                                                       At September 30,
                                                       ---------------

                                             1997      1996      1995      1994
                                             ----      ----      ----      ----
   Approximate number of distributors(1)    98,500    87,400    57,300    37,800

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

The Company participates in rallies in various key cities in North America, Puerto Rico, the United Kingdom and Pacific Rim countries and participates in motivational and training events in key countries, all of which are designed to inform large numbers of prospective and existing distributors about the Company's product line and selling techniques. Distributors give presentations relating to their experiences with the Company's products and the methods by which they develop their distributor organizations. Specific selling techniques are explained, and emphasis is placed on the need for consistency in using such techniques. Participants are encouraged to ask questions regarding selling techniques and product developments and to share information with other distributors attending the rallies. Distributors are also given opportunities to interact with other distributors and to develop confidence in selling and goal-setting techniques. Motivation is offered to participants in the form of recognition, gifts, excursions and tours, which are intended to foster an atmosphere of excitement throughout the distributor organization. Prospective distributors are educated about the structure, dynamics and benefits of the

Company's network marketing system. During the fiscal years ended September 30, 1995, 1996 and 1997, the Company expended approximately $138,000, $348,000, and $590,000, respectively, on promotional activities related to distributors' rallies and the annual convention. Also, during the year ended September 30, 1997, the Company accrued $1,200,000 related to a cruise for certain distributors scheduled for February 1998. See Item 7.

In July 1996 the Company entered into an Administrative and Consulting Services Agreement (the "Agreement") with Distributor Services, L.L.C. ("DS"). DS is an affiliate of Nightingale-Conant, a major supplier of self improvement programs to the Company. It is provided in the Agreement that, except to the extent the Company produces its own material in-house, DS will have the exclusive right to produce and sell all of the Company's recruiting and training material. Such materials will be produced and marketed at the expense of DS and DS will be entitled to all revenues received from the sales of such materials. DS has also been granted the exclusive right to produce, organize and sell, at its own expense, admission to all Company sponsored recruiting or promotional events and to receive all revenues received therefrom. The Company will have the exclusive right of approval over the content of all materials and meetings produced by DS. Without additional compensation, DS will provide consulting services to the Company with respect to the Company's marketing strategy and program, including the Company's weekly teleconference, magazine and other communications with distributors. For a fee, DS will also produce and provide to the Company each month at least four master cassettes for sale by the Company in the Company's Master Developer Series. The term of the Agreement is fifteen years and the parties have agreed to negotiate in good faith successive fifteen year terms. The Agreement may be earlier terminated for breaches of any material obligation. Kevin Trudeau, a key distributor of the Company, is principally responsible for DS's performance in connection with this Agreement. Mr. Trudeau also produces self improvement tapes which are sold by Nightingale-Conant to the Company and others.

In July 1997 DS made a promissory note payable to the Company in the amount of $632,000, which represented the balance due the Company on account. The note bears interest at 8% per annum. DS supplies to the Company certain business building materials which the Company offers for sale. All proceeds from sale of these products will be credited to the amount payable on the note. Any remaining balance on the note after application of the credits from these sales will be due in July 1998. At September 30, 1997, the principal balance was $229,000.

The Company continues to develop marketing strategies and programs to motivate distributors. These programs are designed to increase distributors' monthly product sales and the recruiting of new distributors. Some of the programs that the Company has implemented are as follows:

CAR BONUS PROGRAM. The Company offers a car bonus program, whereby it makes car payments up to $3,500 per month for qualifying distributors. The Company has no liability relating to the financing or purchasing of the automobile. The car bonus program was initiated in fiscal 1990. At September 30, 1997, the Company had 378 distributors in the program. The requirements for a distributor to qualify for the car bonus program are as follows:

  . Generate $100 sales volume for nine consecutive months (or six months if the distributor commits to the optional Order Assurance Program at the $100 per month level and subscribes to the optional Master Developer Series).

  . The distributors' third level executives must generate at least $4,000 in sales volume for two consecutive months (that would be in either the fifth and sixth month, or eighth and ninth month, depending on qualifications).

  . As the distributors' third level generates higher sales volume, the Company will make larger monthly payments up to a maximum of $3,500 per month.

ORDER ASSURANCE PROGRAM. The Company provides a program whereby the distributor may enroll in a minimum ordering program in order to save for big ticket items and enhance their eligibility for commissions. Minimum orders ranging from $41 to $300 per month are automatically placed by credit card or check. Differing amounts for the optional Order Assurance Program exist to allow generation of sales volume at various levels that generally correspond to commission and bonus qualification levels, i.e., $40 is the minimum sales volume to remain an active executive; $80 is the minimum sales volume to qualify as a bronze or silver executive; $100 is the minimum sales volume qualification level for the car bonus program; $160 is the minimum sales volume to be eligible for gold executive; and $300 is the minimum sales volume requirement to be a platinum executive. Therefore, this Program promotes sales for the Company and the distributors participation in bonus programs. The Order Assurance Program was initiated in fiscal 1993. The Order Assurance Program is voluntary and no restrictions are placed upon any participant's ability to exit the Order Assurance Program. The Company agreed in the AVC that, effective January 1997, a distributor would not receive additional product certificates under the Program and would be given 30 days notice that their Program status would be suspended if: (i) four monthly unredeemed certificates were issued consecutively to the distributor for a maximum credit of four times the distributors enrollment level; or (ii) the distributor had accumulated unredeemed certificates with a total face value of six times the distributors then designated Program amount. However, these requirements would not be applicable if the distributor redeems one or more of the issued certificates, or notifies the Company that he is accumulating toward a "big ticket" item. The Company also agreed in the AVC to encourage distributors to redeem their certificates for product. It is the Company's current practice to issue packages of pre-selected products in lieu of issuing additional certificates to distributors who would otherwise be subject to suspension from this Program. As of September 30, 1995, September 30, 1996 and September 30, 1997, respectively, there were approximately 22,800, 41,700 and 34,400 distributors enrolled in the Order Assurance Program.

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

VIRTUAL VOICE. The Company provides a special voice messaging program which gives distributors voice messaging capabilities to communicate more efficiently with their downline. This program also allows the Company to automatically voice message all distributors on the Virtual Voice Program.

MIND AND BODY INSTITUTE. The Company developed a series of one-day product workshops to enhance distributor understanding and appreciation of the Company's product line.

FREEDOM MAGAZINE. The Company publishes Freedom Magazine, a multilingual publication that provides information on the network marketing industry and the Company. The magazine was developed in fiscal 1994 to recruit new distributors by answering the most commonly asked questions by potential new distributors. Management believes it is one of the more effective marketing tools in the industry.

MASTER DEVELOPER SERIES. The Company provides a monthly subscriber service of leading self development books and audio and video programs that serve as a link between the philosophy and ideals of the Company and its distributors.

PRODUCT LITERATURE. The Company produces for its distributors comprehensive and attractive four color catalogues and brochures that display and describe the Company's products.

TOLL FREE ACCESS.   The Company furnishes toll free numbers for: (1) placement of orders, (2) customer service assistance, and (3) faxing of orders.

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

Commencing with the last quarter of the fiscal year ended September 30, 1995, one executive level distributor, Kevin Trudeau, was particularly noteworthy in this regard, and he has made a significant contribution to the growth of the Company. Effective October 24, 1997, Mr. Trudeau entered into an exclusivity agreement with the Company for a period of eight years. Under the agreement, Trudeau will devote substantial effort to his position as a key distributor of the Company, which will include conducting opportunity meetings and training seminars, producing tapes for the Company's Master Developer Series, and consulting with Management of the Company. Trudeau has agreed that he will not engage in any business that markets products through a network or multilevel marketing system other than through the Company or its affiliates. Pursuant to the agreement, Trudeau is expected to continue to engage in other business activities (which include sales of products similar to those offered by the Company so long as they are not offered through a network marketing system) and it is acknowledged that he is not an employee, director or officer of the Company and not involved in management of the Company. Trudeau will be entitled to receive approximately 0.75% of the Company's sales on a monthly basis (commencing October 1997), in addition to his regular distributor earnings.

Mr. Trudeau has sponsored radio and newspaper advertisements and radio and television infomercials to attract new distributors. Mr. Trudeau has substantial prior experience in product sales through the use of infomercials. In addition, he has served as a host of a series of infomercials entitled "A Closer Look" and "Vantage Point". Mr. Trudeau is the producer of the "Mega Memory" home study course and is the author of Kevin Trudeau's Mega Memory book
                                               ----- --------- ---- ------
which was published in 1995 by William Morrow. He founded the American Memory Institute, a memory training school, in 1983. Mr. Trudeau has also been featured as a prominent speaker at motivational seminars and other programs.

During the past five years, Mr. Trudeau has also been engaged in other activities, including KT Corp., which is a distributor of the Company, the Trudeau Marketing Group, and Distributor Services, L.L.C., which markets sales aids, memory tapes and other products to distributors of the Company, and Mega Systems, Inc., which markets memory and other home study courses. Mr. Trudeau is no longer employed by Mega Systems, Inc. In December 1996 Mr. Trudeau informed the Company that he is the subject of a potential complaint by the U.S. Federal Trade Commission ("FTC"), which alleges that a number of infomercials in which Mr. Trudeau participated in marketing products of Mega Systems, Inc., including "Mega Memory" tapes, were false and misleading. Mr. Trudeau has informed the Company that he is engaged in discussions regarding settlement of this matter. The pendancy and/or resolution of this matter may affect Mr.Trudeau's ability to act effectively as a distributor of the Company. It is presently unknown whether this matter will affect the Company's distribution and marketing of "Mega Memory" tapes or other products produced by Mega Systems, Inc. See "Risk Factors".

In 1990 Mr. Trudeau plead guilty in a Massachusetts state court to larceny involving a bank overdraft. He was incarcerated for 21 days and received a suspended sentence of three years. In 1991, Mr. Trudeau plead guilty in federal court in Massachusetts to credit card fraud involving the use of credit cards belonging to others for personal use and was sentenced to 24 months incarceration and 24 months supervised release. Mr. Trudeau has informed the Company that he is no longer under any parole or other type of supervised provisions. In addition, in 1990, Mr. Trudeau filed a Petition under Chapter 13 of the Bankruptcy Code in the United States Bankruptcy Court in Dallas, Texas. Shortly after the filing, Mr. Trudeau withdrew the Petition and no further action was taken. Mr. Trudeau has been the subject of regulatory scrutiny and certain legal proceedings. Mr. Trudeau is a key independent distributor of the Company, but is not an officer or director of the Company, and is not authorized to make statements about Company policy. See "Risk Factors".

MARKETS

The following chart sets forth the countries in which the Company currently operates, the year operations were commenced in each country, and historical sales information by country during the periods indicated.

                                                           Year Ended September 30,
                                                           -----------------------
                                                                 (in Thousands)
                                 Year
          Country               Entered            1997              1996            1995            1994
          -------               -------            ----              ----            ----            ----
          United States            1984         $73,000           $89,400         $25,800         $14,700

          Canada                   1993           6,800             6,400           4,200           2,400

          Puerto Rico              1994             500             1,200           2,200             300

          United Kingdom(1)        1996           2,500               200             ---             ---

          Korea(2)                 1991             ---               100             100             100

          Philippines(2)           1993             200               100             100             100


          _____________________________
          (1) The Company commenced operations in the United Kingdom in September 1996. The Company commenced operations in Ireland in May 1997, which results are included in the United Kingdom.

          (2) The Company has historically sold its products to distributors in Korea and the Philippines which do not use the Company's network marketing system. The Company introduced its network marketing system in the Philippines in July 1997.

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

The Company may also need to undertake the steps necessary to meet the operational requirements of new markets, including plans to satisfy the inventory, distribution, personnel and transportation requirements of the new market. The Company may also need to modify its distributor manuals, cassette recordings, videocassette and other training materials as necessary to be suitable for the new markets. The Company has prepared manuals in English, French and Spanish. Currently, the Company's products are initially distributed to all markets from the Company's Houston, Texas distribution center. The Company has established an office and warehouse center in Warrington, England to provide administrative, shipping and warehouse support for the Company's operations in the United Kingdom and Ireland. The Company has also established an office in Pasig City, Philippines in addition to warehouse centers in Quezon, Davao and Cebu, Philippines.

PRODUCTS

The Company markets and distributes an extensive product line of approximately 364 items in nine different categories: (1) vitamins, minerals and antioxidants; (2) Nutique personal care items; (3) food and weight management items; (4) herbal formulas; (5) homeopathic and special formulas; (6) cleaning concentrates; (7) filtration systems; (8) self-improvement programs; and (9) services. The line consists of primarily consumable products that are designed to target the growing consumer interest in natural health alternatives for nutrition and personal care. In developing its product line, the Company has emphasized quality, purity, potency, and safety.

VITAMINS AND MINERALS AND ANTIOXIDANTS. The Company markets approximately 49 vitamin and mineral products that are offered in a variety of combinations including the Company's proprietary Grand Master(R), Master-Key Plus(R), and OraFlow Plus(R) formulations.

NUTIQUE PERSONAL CARE ITEMS. The Company markets 29 Nutique hair and skin care products including skin care formulas for men and women, shampoo and conditioner, hand and body lotions, sunscreen, an alphahydroxy acid skin rejuvenating complex, and a thigh creme. Each of these products contains ingredients that are formulated to promote healthier looking skin and hair.

FOOD AND WEIGHT MANAGEMENT ITEMS. The Company markets over 70 food and weight management products. These include a whey beverage in five flavors, the Nutri-Mac line of pastas, the Nutri-Blend flour and baking mixes, instant food shakes, fiber products, the Nutri-Cookie(R), Lean Life(R), a herbal weight management formulation, and a new line called Heartful Gourmets, which are soy-based meals and snacks.

HERBAL FORMULAS. The Company's 33 herb and herbal formulation products are produced using only natural ingredients and are precisely measured and carefully processed into a convenient tablet or capsule form. The line consists of many traditionally popular herbs such as alfalfa, ginkgo biloba, garlic, Cat's Claw, and St. John's Wort, as well as special blends developed by the Company.

HOMEOPATHIC AND SPECIAL FORMULAS. Homeopathic remedies, when prepared in minute amounts, mimic disease symptoms and stimulate the body's defense systems. The Company offers 74 homeopathic remedies that have been formulated in accordance with the Homeopathic Pharmacopoeia of the United States. In addition, the Company markets a variety of other special formula products including shark cartilage liquid and capsules, pain relief formulations, cough syrup, digestive aids, sports massaging gel, a special formula dentifrice and special phytochemical products.

CLEANING CONCENTRATES. The Company markets household cleaning products that are non-volatile and biodegradable. There are 21 products, including a liquid hand and body soap, dishwasher concentrate, laundry concentrates, laundry softener, a heavy duty cleaner-degreaser, a pine disinfectant, and a line of anti-microbial and anti-viral disinfectants.

FILTRATION SYSTEMS. The Company markets 31 products designed to test or improve the quality of air and water, including electrostatic air filters and water filtration systems.

SELF IMPROVEMENT PROGRAMS.   The Company markets approximately 55 motivational
and self improvement tapes and other products, including "Mega Memory" tapes. The self improvement tapes are purchased primarily through arrangements with Nightingale-Conant Corporation.

SERVICES. The Company began a ninth marketing category in the fiscal year ended September 30, 1997 called "Services." Two new services are currently being offered to distributors and customers, LIFEdial 1 Plus and Adnetic. LIFEdial 1 Plus is a discounted long distance package. Distributors may sign-up for the service and sell it to customers. Cellular and Internet access may be added to the program in 1998 along with service to Canada. Adnetic is a web-page design and maintenance service. Distributors are able to use the web sites themselves and sell this service to others. A third service, Body Check, is scheduled for introduction in early 1998. Body Check is a hair analysis which tests the level of 21 elements normally found in the body. The resulting report also includes information regarding exposure to toxic substances. The Body Check report can then be used to make recommendations for the individual's specific nutritional supplements.

During the last three fiscal years, no single product has accounted for 10 percent or more of the Company's revenue. The Company continually seeks to identify, develop and introduce innovative, effective and safe products. During the fiscal years ended September 30, 1995, 1996 and 1997, the approximate number of new products and services introduced by the Company was 25, 70 and 44, respectively. Management believes that its ability to introduce new products increases its distributors' visibility and competitiveness in the marketplace.

The Company maintains significant amounts of products in its inventory to meet rapid delivery requirements of customers and to minimize product back orders, which historically have not been significant. However, the Company experienced significant back orders in the fiscal year ended September 30, 1997. See Item 7. Due to the nature of the Company's business, the Company typically does not carry a substantial backlog of orders.

NEW PRODUCT DEVELOPMENT

The Company expands its product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, the Company's management and consultants, and outside parties. Prior to introducing products into the Company's markets, counsel and other representatives retained by the Company investigate product formulation matters as they relate to regulatory compliance and other issues. To the extent possible, the Company's products are formulated to suit both the regulatory and marketing requirements of the particular market.

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

The Company recently installed a White(R) automated inventory storage and retrieval system in its warehouse/shipping facilities in Houston. The system is expected to improve operator productivity, reduce error rates and speed throughput. The Company should be able to handle substantially increased sales volumes without material staffing increases.

The Company is currently installing SAP(R), an enterprise wide state-of-the-market computer information system. The system is expected to provide improved administrative cost control, enhanced customer service and improved multinational support. The total cost, including implementation and training, will be approximately $2,500,000. The Company has entered into a lease arrangement for a portion of this system. See Item 7.

MANUFACTURING AND SUPPLIES

The Company currently purchases all of its vitamins, nutritional supplements and all other products from third parties that manufacture such products to the Company's specifications and standards. The Company purchased products from NION Laboratories ("NION") in the approximate amounts of $2,258,000, $5,234,000 and $4,190,000 for the fiscal years ended September 30, 1995, 1996 and `1997, respectively. Richard S. Kashenberg, a director of the Company, served as the chief executive officer of NION until December 1996, and as a consultant to NION from January to October 1997. Until June, 1995 NION was owned by Shermfin Corp., the Company's largest shareholder, and Mr. Kashenberg. Since June 1995 NION has continued to be a principal supplier of product to the Company. There can be no assurance that NION will continue to be a significant and reliable supplier to the Company.

The Company does not have long term supply agreements with NION or any other vendor. Although the Company believes that it could establish alternate sources for most of its products, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the
products, with a resulting loss of revenues to the Company.   In addition, such
delays could interrupt momentum in growth of product sales and distributor recruitment.

The Company places significant emphasis on quality control. All nutritional supplements, raw materials and finished products are subject to sample testing, weight testing and purity testing by independent laboratories.

TRADEMARKS AND SERVICE MARKS

Most products are packaged under the Company's "private label". The Company has registered trademarks with the United States Patent and Trademark Office for its Master Key Plus(R), Oraflow Plus(R), LeanLife(R), Nutri-Cookie(R), Requin 3(R) Grand Master(R), Phytonol(R), BioWater(R), E-Lemonator(R), Phytogreen(R) and Nutrition For Life(R). It has applied for trademark registration for its BioGlow, BioRub, MasterPiece and PowerPlay.

COMPETITION

The Company competes with many companies marketing products similar to those
sold and marketed by the Company.   It also competes intensely with other
network marketing companies in the recruitment of distributors.

There are many network marketing companies with which the Company competes for distributors. Some of the largest of these are Amway, Nature's Sunshine Products, Inc., Herbalife International, Inc., and Rexall Sundown, Inc. Each of these companies is substantially larger than the Company and has significantly greater resources. The Company competes for distributors by means of its marketing program that includes its commission structure, training and support services, and other benefits. The Company's ability to remain competitive depends, in significant part, on the Company's success in recruiting and retaining distributors. Since the last quarter of the fiscal year ended September 30, 1995, one executive level distributor, Kevin Trudeau and his marketing organization, made a significant contribution to the growth of the Company. See "Distribution and Marketing" above. There can be no assurance that the Company's programs for recruitment and retention of distributors will be successful.

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

GOVERNMENT REGULATIONS

Although the Company confines its activities to marketing and distribution, the manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by federal agencies, including the United States Food and Drug Administration (the "FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service and the United States Environmental Protection Agency. These activities are also subject to regulation by various agencies of the states, localities and other countries in which the Company's products are sold.

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

The Dietary Supplement Law broadly regulates nutritional labeling requirements for dietary supplements. The final regulations were published September 23, 1997. Provisions relating to notification to FDA of product label claims considered "Statements of Nutritional Support" and provisions relating to new dietary ingredients became effective October 23, 1997. Regulations specifying product label content will become effective March 23, 1999.

The Dietary Supplement Law provides for regulation of Statements of Nutritional Support. These Statements may be made if they are truthful and not misleading and if `adequate" substantiation for the claims is available. Statements can describe claims of enhanced well-being from use of the dietary supplement or product statements that relate to affecting a structure or function of the body. However, Statements of Nutritional Support cannot claim to diagnose, treat, cure, or prevent any disease, regardless of the possible existence of scientific reports substantiating such claims.

Statements of Nutritional Support appearing in dietary supplement labeling must be accompanied by a disclaimer stating that the FDA has not evaluated the Statements. Notification to the FDA of these Statements is not considered approval of the Statements or products. If the FDA determines in possible future proceedings that dietary supplement Statements of Nutritional Support fail to meet the requirements of the Dietary Supplement Law, a product may be subject to regulation as a drug. The FDA retains all enforcement means available to it (i.e., seizure, civil or criminal penalties, etc.), when investigating or enforcing labeling claims.

The Dietary Supplement Law also provided for the formation of a Presidential Commission on Dietary Supplement Labels, requiring it to consider and comment upon informational dietary supplement issues. The Commission issued its non-binding final report on November 24, 1997. The report's findings are similar, yet distinct from, the regulations enacted by the Dietary Supplement Law. The report addressed a broad range of issues, including the need for increased consumer education of dietary supplement products and increased responsibility on the part of manufacturers and distributors regarding the safety of dietary supplement products. The Company cannot determine what effect the report will have on its business in the future, or whether the report will lead to any additional legislative or regulatory intervention.

The FDA also regulates the formulation and manufacture of dietary supplements, cosmetics and over-the-counter drugs distributed by the Company. The FDA has published proposed regulations for the manufacture of dietary supplements called cGMP's. Final cGMP regulations are not expected any earlier than the fourth quarter of 1998. The Company complies with good manufacturing practices for foods, as currently required by the FDA. The Company cannot predict whether this new legislation regulating manufacturing activities could have a material adverse effect on the Company.

The Federal Trade Commission ("FTC") regulates advertising of the Company's nutritional and dietary supplement products, cosmetics and over-the-counter drugs. The Federal Trade Commission Act prohibits unfair or deceptive trade practices and false or misleading advertising. The FTC has recently been very active in its enforcement of advertising against manufacturers and distributors of nutritional dietary supplements, having instituted several enforcement actions resulting in signed agreements and payments of large fines. Although the Company has not been the target of a FTC investigation, there can be no assurance that the FTC will not investigate the Company's advertising in the future.

The Company is unable to predict the nature of any future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products not possible to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation regarding product ingredients, safety or usefulness. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial condition.

The Company's network marketing system is subject to governmental laws and regulations generally directed at ensuring that product sales are made to consumers of the products and that compensation and advancement within the marketing organization is based on sales of products rather than investment in the organization. These laws and FTC regulations include the federal securities laws, matters administered by the FTC and various state anti-pyramid and business opportunity laws. Although the Company believes that it is in compliance with all such laws and regulations, the Company remains subject to the risk that, in one or more of its present or future markets, its marketing system or the conduct of certain distributors could be found not to be in compliance with applicable laws or regulations. Failure by the Company or significant distributors to comply with these laws and regulations could have an adverse material effect on the Company in a particular market or in general.
See "Risk Factors" and "Distribution and Marketing" for further discussion regarding the AVC with the Illinois Attorney General and other states, and Item 3 regarding the class action litigation against the Company which was recently resolved.

EMPLOYEES

At September 30, 1997, the Company employed approximately 210 persons. The majority of the Company's employees are office, clerical and warehouse employees. The Company believes that its relationship with its employees is good.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").
All statements other than statements of historical fact included in this Report, including without limitation, the statements in Items 1 and 7 regarding the Company's financial position and liquidity, the Company's operations and proposed operations, and other matters, may be deemed forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct.

RISK FACTORS

Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Report, including without limitation in conjunction with the forward-looking statements included in this Report, and the following risk factors:

RECENT LOSSES. Although the Company experienced rapid growth in sales and income during its fiscal years ended September 30, 1995 and 1996, it incurred a substantial loss in the fiscal year ended September 30, 1997. This loss was attributable primarily to accrual of expenses related to the settlement of class action lawsuits against the Company. However, the Company also experienced a decline in net sales as compared to the year ended September 30, 1996. In addition, the Company experienced significant increases in both cost of sales and marketing, distribution and administrative expenses as a percentage of net sales. See Item 7. The Company has increased its infrastructure during its growth phase. Particularly in view of the Company's increased level of expenditures, the Company's future operating results will be negatively impacted if the Company is not successful in regaining its growth in sales.

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

To become a distributor of the Company, a person must be sponsored by an existing distributor, sign the official Distributor Agreement, and purchase a "distributor success kit" from the Company, which is currently priced at $49. The Company's distributors earn the right to receive commissions upon obtaining the level of "executive." Executive level distributors may earn commissions on sales generated by other distributors in their downline organization. There are three ways for a distributor to meet the requirement to become an executive, which can be met the same day he or she enrolls as a distributor or over an extended period of time at the election of the distributor. The Company previously used the terminology of "Instant Executive Program" to reference the qualifications for becoming an executive distributor on an accelerated basis. The Instant Executive Program, particularly as marketed by Kevin Trudeau, a key independent distributor, and his marketing organization, was the subject of legal and regulatory scrutiny.

In April 1996 the Attorney General of the State of Illinois (the "Attorney General") filed suit against the Trudeau Marketing Group, Inc., Kevin Trudeau and Jules Leib, People v. Trudeau (the "Illinois Suit") alleging violations of
                -----------------
the Illinois Consumer Fraud and Deceptive Practices Act and the Illinois Business Opportunities Sales Law of 1995 by, among other things, operating a "pyramid sales scheme." Mr. Leib works with Mr. Trudeau. In addition, the Secretary of State of the State of Illinois issued to Mr. Trudeau and the Trudeau Marketing Group a Summary Order to Cease and Desist prohibiting them from offering or selling "business opportunities" in the State of Illinois. Generally, a "business opportunity" is an agreement involving sales of products or services enabling the purchaser to start a business when the purchaser is required to pay more than $500. Many other states have "business opportunity" statutes. See "Distribution and Marketing" above for further information regarding Mr. Trudeau.

The Company was not named as a defendant in the Illinois Suit, but the Company's management viewed the Illinois Suit as an opportunity to discuss the Company's marketing program and to resolve confusion surrounding the program. On July 16, 1996, the Company entered into an "Assurance of Voluntary Compliance" (the "AVC") with the Illinois Attorney General. The AVC preserves the ability of a new distributor to become an executive distributor the day that he or she enrolls by purchasing at least $1,000 in qualifying products and by joining the Order Assurance Program and Master Developer Series. Under the AVC, the Company may maintain its same executive level qualifications, but to aid clarification, it will no longer use the "Instant Executive" designation. The Company entered into similar agreements with the States of Florida, Hawaii, Idaho, Kansas, Kentucky, Michigan, Missouri, New Jersey and Pennsylvania. The effect of the implementation of the measures in the AVC, including the requirement that executive distributors must make at least five retail sales in a month, and of any agreements the Company may make with other states, is uncertain. Implementation of these agreements may be expensive and could make the program less attractive to distributors. These factors could impact the Company's future operating results. Moreover, because the Company does not have substantial experience operating under these agreements, there may be other consequences which are not presently ascertainable and which could adversely affect the Company.

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

In 1996 class action lawsuits were commenced against the Company alleging, among other things, that the Company's distributor compensation program constituted an illegal "pyramid scheme." In 1997, the Company entered into settlement agreements. The pendancy and settlement of these actions had a material adverse effect upon the Company's operations and financial condition. See Items 3, 7 and 8.

The Company does not believe that the manner in which it markets its products constitutes a "pyramid scheme" or a "security." The only financial requirement to become a distributor is to purchase a "distributor success kit" which is currently priced at a nominal charge of $49. The Company does not pay a fee or other compensation to distributors as direct remuneration for enrolling distributors in their "downline" and the Company encourages all distributors to retail their products to consumers who are not Company executives. In addition, the Company does not pay a fee or other compensation to distributors for sales of product to their downline, thus, all product purchases are to be consumed by the distributor or sold to the ultimate consumer. The Company believes that the efforts it has undertaken with the Illinois Attorney General and regulatory authorities in other states, which culminated in the AVC in Illinois and elsewhere, will assist the Company in complying with government laws and regulations in the future. Nonetheless, there can be no assurance that the appropriate authorities in any states will not initiate court proceedings against the Company for violation of applicable laws. Furthermore, there can be no assurances that the Company will not be subject to other lawsuits from other governmental authorities or private parties in state or federal court. Any such actions could have a material adverse effect upon the Company.

NEGATIVE MEDIA AND OTHER REPORTS. The Company's ability to continue its growth is dependent upon the Company's success in retaining and motivating its existing distributors and in attracting new distributors. A significant part of the Company's recent growth is attributable to the efforts of Kevin Trudeau and his marketing organization (collectively referred to as "Trudeau"). Effective October 24, 1997, the Company entered into an agreement with Mr. Trudeau providing for the exclusive use of Mr. Trudeau's service in the network marketing industry.

Mr. Trudeau has twice been convicted of criminal charges during the past 10 years. See "Distribution and Marketing" above for biographical information concerning Mr. Trudeau and the exclusive services agreement with Mr. Trudeau. Mr. Trudeau's criminal past was highlighted in an article which appeared in The
                                                                            ---
Wall Street Journal on January 19, 1996.  The author of the article also
---- ------ -------
questioned the legality of Trudeau's marketing practices and, in particular, the recruitment of executive level distributors. Similar negative reports were published on the same day by Bloomberg, a news wire service, and by cable television station CNBC. Other negative media reports occurred subsequently.

The Company believes that the negative reports in the financial media had a negative impact on its retention and recruitment of distributors. It is presently unknown whether there will be negative reports or adverse legal developments in the future, but if that occurred, distributor recruitment and/or retention could suffer and there could be an adverse effect on the Company's future sales. Moreover, even if the Company's operating results were unaffected, the negative media coverage could adversely impact the price of the Common Stock.

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

STATEMENTS AND OTHER ACTIONS BY DISTRIBUTORS. The Company's distributors are required to sign the Company's official Distributor Agreement which requires them to abide by the Company's policies. Nonetheless, in certain instances distributors have created promotional material which does not accurately describe the Company's marketing program or may have made statements regarding potential earnings or other matters not in accordance with the Company's policies. Although the Company was not sued by regulatory authorities, such actions lead to increased regulatory scrutiny as described above. In order to assure itself that its policies and practices and those of its independent distributors conform to law and fairly protect the interests of consumers, the Company entered into an AVC with the State of Illinois and similar agreements with several other states. Among other things, the Company agreed in the AVC to more carefully monitor against misdescriptions by distributors of the Company's executive compensation plan. The Company has approximately 98,500 distributors. Although the Company has increased its efforts to monitor its distributors' statements and activities, there can be no assurance that the Company will not be subject to additional regulatory scrutiny and potential claims. In addition, distributors, including key distributors such as Kevin Trudeau, could make predictive statements about the Company's operations or other unauthorized remarks regarding the Company which the Company may be unable to control. Mr. Trudeau and other distributors are not authorized to make such statements on behalf of the Company. Nonetheless, statements or actions by Mr. Trudeau or other distributors could also adversely affect the Company.

PRODUCT COMPETITION; COMPETITION FOR DISTRIBUTORS. The business of distributing and marketing vitamins and minerals, personal care items, weight management items, and other products offered by the Company is highly competitive. Numerous manufacturers, distributors and retailers compete actively for consumers. Many of the Company's competitors are substantially larger than the Company and have greater financial resources. The market is highly sensitive to the introduction of new products or weight management plans that may rapidly capture a significant share of the market. As a result, the Company's ability to remain competitive depends in part upon the successful introduction of new products.

The Company is subject to significant competition from other marketing organizations for the recruitment of distributors. The Company's ability to remain competitive depends, in significant part, on the Company's success in recruiting and retaining distributors. Since the last quarter of the fiscal year ended September 30, 1995, one executive level distributor, Kevin Trudeau and his marketing organization, made a significant contribution to the growth of the Company. See "Distribution and Marketing" above. There can be no assurance that the Company's programs for recruitment and retention of distributors will be successful.

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

FAMILY RELATIONSHIPS. At September 30, 1997, the Company employed approximately 210 persons. Of these 210 persons, 12 persons have a family relationship, through birth or marriage, with either David P. Bertrand or Jana Mitcham, executive officers of the Company. The Company's management believes that all of the Company's employees have been employed by the Company on the basis of their qualifications, and that their retention by, and advancement within, the Company has been, and will continue to be, determined by their individual performances as an employee of the Company, and not due to any family relationship.

Nonetheless, due to the large number of family relationships, the potential for conflicts of interest could be significant.

GOVERNMENT REGULATIONS. Although the Company confines its activities to marketing and distribution, the manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by federal agencies, including the United States Food and Drug Administration (the "FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service and the United States Environmental Protection Agency. These activities are also subject to regulation by various agencies of the states, localities and other countries in which the Company's products are sold.

In November 1991, the FDA issued proposed regulations designed to, among other things, amend its food labeling regulations. The proposed regulations met with substantial opposition. In October 1994 the "Dietary Supplement Health and Education Act of 1994" (the "Dietary Supplement Law') was enacted. The Dietary Supplement Law broadly regulates nutritional labeling requirements for dietary supplements. Final regulations were published September 23, 1997. Provisions relating to FDA notification of product label claims considered "Statements of Nutritional Support" and provisions relating to new dietary ingredients became effective October 23, 1997. Regulations specifying product label content will become effective March 23, 1999. The Company cannot determine what effect FDA regulations will have on its business in the future. Such regulations may, among other things, require expanded or different labeling, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. In addition, negative publicity associated with a regulatory inquiry regarding products sold by the Company may adversely affect the Company. The Company cannot predict whether new legislation regulating its activities will be enacted, which new legislation could have a material adverse effect on the Company. See "Government Regulations" above.

EXPANSION INTO FOREIGN MARKETS. Although the Company intends to continue to expand into foreign markets, there can be no assurance that the Company can open markets on a timely basis or that such new markets will prove to be profitable. See Item 7 for a discussion of recent start-up expenditures and increased operating costs associated with expansion into the United Kingdom and the Republic of Philippines. Significant regulation and legal barriers must be overcome before marketing can begin in any foreign market. Also, before marketing has commenced, it is difficult to assess the extent to which the Company's products and sales techniques will be successful in any given country. In addition to significant regulatory barriers, the Company may also expect problems related to entering new markets with different cultural bases and legal systems from those encountered in the past. See "Markets" above. Moreover, expansion of the Company's operations into new markets entails substantial working capital and capital requirements associated with regulatory compliance.

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

NO FIRM CONTRACTS WITH SUPPLIERS OR MANUFACTURERS. The Company does not have any written contracts with any of its suppliers or manufacturers or commitments from any of its suppliers or manufacturers to continue to sell products to the Company. A substantial portion of the products purchased by the Company have been supplied by NION Laboratories ("NION"). Richard S. Kashenberg, a director of the Company, served as the chief executive officer of NION until December 1996, and as a consultant to NION from January to October 1997. Until June 1995

NION was owned by Shermfin Corp., the Company's largest shareholder, and Mr. Kashenberg. Since June 1995, NION has been owned by a corporation with no affiliation with the Company other than Mr. Kashenberg's continuation as the chief executive officer of, and then as a consultant to, NION. Since June 1995 NION has continued to be a principal supplier of product to the Company. There can be no assurance that NION will continue to be a significant and reliable supplier to the Company. The Company does not have long term supply agreements with NION or any other vendor. Accordingly, there is a risk that any of the Company's suppliers or manufacturers could discontinue selling their products to the Company for any reason. Although the Company believes that it could establish alternate sources for most of its products, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of revenues to the Company.

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

DIVIDENDS. The Company declared an initial cash dividend of $.02 per share of Common Stock in September 1996, and has since paid dividends quarterly. Although it is the Company's present intent to declare dividends on a quarterly basis, the determination of whether to pay dividends will be made by the Board of Directors and will depend on many factors. See Item 5.


                              ITEM 2.  PROPERTIES


PROPERTIES

The Company owns no real property. The Company's offices and warehouse facilities in Houston, Texas are leased from non-affiliates. The Company's office building consists of approximately 37,184 square feet and the current monthly rental is $18,700 which escalates over the 3 year term remaining on the lease. Additionally, the Company's warehouse consists of approximately 52,047 square feet and the current monthly rental is $16,500 which escalates over the 4 year term remaining on the lease. See Item 8. The Company also leases an office and warehouse center in Warrington, England from a non-affiliate consisting of approximately 16,000 square feet. The current monthly rental is $10,500 which escalates over the nine year term remaining on the lease. The Company also leases warehouse facilities in the Philippines aggregating 3,900 square feet for an aggregate monthly rental of $6,200.



                          ITEM 3.  LEGAL PROCEEDINGS


As more fully discussed in Items 1, 7 and 8, the Company entered into an "Assurance of Voluntary Compliance" with the Illinois Attorney General and similar agreements with other states. In the future, inquiries may continue from various state agencies concerning the marketing of the Company's programs.

A formal investigation was commenced during the fiscal year ended September 30, 1996 by the Securities and Exchange Commission regarding possible violations by the Company of the federal securities laws. In December 1996 the Company received a letter from the Securities and Exchange Commission notifying the Company that the staff inquiry had been terminated and that no enforcement action had been recommended at that time to the Commission.

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

The principal allegations of the complaint in the Federal Action were that certain aspects of the executive distributor compensation program constituted an illegal pyramid scheme and the sale of an unregistered security and that the Company failed to disclose the alleged illegality of the program and Mr. Trudeau's past.

In August 1996, a suit was also filed against the Company and the same defendants in the Federal Action in the District Court of Harris County, Texas (the "State Action"). The State Action was brought as a class action on behalf of persons who purchased Common Stock and Warrants of the Company during the period from July 11, 1995 through July 16, 1996.

The principal allegations of the complaint in the State Action were substantially similar to the Federal Action, i.e., that certain aspects of the executive distributor compensation program constituted an illegal pyramid scheme and that the Company failed to disclose that its outstanding financial results were directly attributable to the questioned aspects of its marketing practices and failed to adequately disclose Mr. Trudeau's past.

In January 1997, the Company reached two preliminary settlement agreements which resolved the class actions lawsuits in the Federal Action. The settlement agreements in these class actions lawsuits are discussed in Item 8. In August, 1997, the federal court approved as fair, reasonable and adequate the settlement agreement involving the Company's distributors, and in September, 1997, the settlement agreement involving purchasers of the Company's securities was approved by the federal court as fair, reasonable and adequate. The State Action was dismissed in November 1997.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders.

                                  PART II


                ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                          AND RELATED STOCKHOLDER MATTERS


The Company's Common Stock is traded on the National Market System of The Nasdaq Stock Market under the symbol "NFLI". The quotations have been adjusted to give effect to a two-for-one split of the Common Stock effected on December 8, 1995.

In connection with a public offering in July 1995 the Company issued warrants to purchase Common Stock (the "Warrants"). The holder of one Warrant is entitled to purchase one share of Common Stock at $3.75 per share until July 10, 1998, unless earlier redeemed by the Company.


                                              Common Stock                   Warrants
                                          -------------------         ------------------
Quarter Ended                             High            Low         High           Low
-------------                             ----            ---         ----           ---
Fiscal 1996
-----------
December 31, 1995..................       $24.00          $8.63       $20.13         $5.00
March 31, 1996.....................        35.00          16.75        31.50         13.00
June 30, 1996......................        23.00           8.50        19.25          5.00
September 30, 1996.................        17.75           9.50        14.25          6.50
Fiscal 1997
-----------
December 31, 1996..................        17.50          11.00        14.00          8.25
March 31, 1997.....................        13.25           7.00         9.38          4.00
June 30, 1997......................        10.50           7.50         6.63          3.75
September 30, 1997.................        10.75           6.00         6.88          2.00


As of December 31, 1997, there were 1,433 record holders of Common Stock.

The Company declared its first cash dividend on its Common Stock in September 1996, which dividend of $.02 per share was paid in October 1996. The Company has since continued to pay quarterly dividends of $.02 per share of Common Stock. The Company currently intends to continue to declare dividends in this amount on a quarterly basis. However, the determination of the payment of dividends in the future will be within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors. See Items 1 and 7.


                       ITEM 6.  SELECTED FINANCIAL DATA


The selected financial data presented below for each year in the five-year period ended September 30, 1997 have been derived from the audited financial statements of the Company. The data presented below should be read in conjunction with the Company's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.


                                                      YEARS ENDED SEPTEMBER 30,
                                         (In thousands, except Per Share and Operating Data)
                                         ---------------------------------------------------

                                          1997        1996       1995        1994         1993
                                          ----        ----       ----        ----         ----
Statements of operations:
  Net sales.........................   $83,045     $97,404    $32,290     $17,583      $13,838
  Gross profit......................    22,767      29,577      8,774       4,801        3,686
  Operating income (loss)...........    (3,276)     13,347      2,921         442          136
  Net income (loss).................    (1,981)      8,705      2,244         250(4)        85
Earnings (loss) per share:
  Primary...........................      (.32)       1.36        .65        0.09         0.03
  Fully diluted.....................      (.32)       1.36        .51        0.08         0.03
Weighted average number of shares
 outstanding(1):
  Primary...........................     6,278       6,405      3,437       2,824        2,824
  Fully diluted.....................     6,278       6,405      4,444       3,792        3,792
Operating data:
  Number of Distributors(2).........    98,500      87,400     57,300      37,800       29,500
  Average monthly
  sales per Distributor(3)..........        74         112         58          44           38
  Total products offered............       364         320        270         258          236
Balance Sheet Data:
  Working capital...................     9,570      14,617      6,082         546          181
  Total assets......................    29,347      27,689     12,566       2,633        1,986
  Total liabilities.................    13,489      10,087      5,407       1,985        1,769
  Stockholders' equity..............    15,858      17,602      7,159         648          216

__________________


(1) The weighted average number of shares of Common Stock outstanding for each period presented has been calculated giving effect to a three-for-five stock split on July 10, 1995 and a two-for-one stock split on December 8, 1995, and after giving effect to dilutive stock options and warrants.

(2) Includes "active" distributors only at the end of the period indicated. See Item 1.

(3)  Computed using a simple average for the periods indicated.

(4)  Net income is net of a $181,243 preferred stock conversion expense.

                   SELECTED QUARTERLY FINANCIAL INFORMATION

                                                      QUARTER ENDED
                                                      -------------
                                            (In Thousands, except Per Share)
                                            --------------------------------
                        December 31      March 31     June 30     September 30     Fiscal Year
                        -----------      --------     -------     ------------     -----------
Fiscal 1997
Net sales.............    $19,269         $21,200     $22,600          $19,976         $83,045
Gross profit..........      5,085           5,511       5,391            6,780          22,767
Operating income
  (loss)..............     (6,921)(1)       1,078         218            2,349(2)       (3,276)
Net income (loss).....     (4,496)            726         180            1,609          (1,981)
Earnings (loss) per
  share:
  Primary.............      (0.71)           0.12        0.03              .26           (0.32)
  Fully diluted.......      (0.71)           0.12        0.03              .26           (0.32)
Dividends per share...        .02             .02         .02              .02             .08

Fiscal 1996
Net sales.............     21,263          30,315      26,281           19,545          97,404
Gross profit..........      6,770           9,677       8,240            4,890          29,577
Operating income......      3,869           5,561       3,284              633(3)       13,347
Net income............      2,553           3,642       1,877              633           8,705
Earnings per share:
  Primary.............       0.40            0.55        0.30              .09            1.36
  Fully diluted.......       0.39            0.55        0.30              .09            1.36
Dividends per share...        ---             ---         ---              .02             .02

Fiscal 1995
Net sales.............      5,235           6,012       7,943           13,100          32,290
Gross profit..........      1,470           1,546       1,941            3,817           8,774
Operating income......        267             308         576            1,770           2,921
Earnings per share:
  Primary.............        .08             .10         .19              .22             .65
  Fully diluted.......        .06             .08         .15              .20             .51
Net income............        238             283         551            1,172           2,244

________________


(1) Includes a $6,425,000 charge incurred and accrued for the settlement of class action lawsuits.
(2) Includes an $890,000 credit to recognize a reduction in the remaining estimated liability for the class action lawsuits.
(3)  Includes a $782,000 charge for resolution of the state regulatory issues.

                 FINANCIAL INFORMATION RELATING TO FOREIGN AND
                      DOMESTIC OPERATIONS AND EXPORT SALES

                                                                 YEARS ENDED SEPTEMBER 30,
                                                                 -------------------------
                                                                       (In thousands)
                                                                       --------------
                                                          1997             1996            1995(4)
                                                          ----             ----            -------
Sales to unaffiliated customers:
     North America(1)...........................        $80,325          $97,248           $32,290
     United Kingdom(2)..........................          2,549              156               ---
     Philippines(3).............................            171              ---               ---
Sales or transfers between geographic areas:
     North America..............................            ---              ---               ---
     United Kingdom.............................            682               82               ---
     Philippines................................            269              ---               ---
Operating profit (loss):
     North America..............................         (2,342)          13,382             2,921
     United Kingdom.............................           (906)             (35)              ---
     Philippines................................            (28)             ---               ---
Identifiable assets:
     North America..............................         29,827           27,524            12,566
     United Kingdom.............................          1,355              871               ---
     Philippines................................            708              ---               ---

________________________

(1)  Includes the United States, Canada and Puerto Rico
(2)  First began operations in fiscal 1996
(3)  First began operations in fiscal 1997
(4)  No operations outside of North America conducted in fiscal 1995

                 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company develops products that are designed for health conscious consumers, and sells those products through its network of approximately 98,500 independent distributors. The Company offers a line of approximately 364 products in nine categories, including nutritional supplements, health foods, weight management items, skin care products, other consumer products and services.

After two fiscal years of rapid growth in both net sales and income, the Company experienced a decline in net sales and incurred a net loss in fiscal 1997. The primary reason for the net loss was expenses incurred in the settlement of class action lawsuits filed against the Company in 1996. Management believes that the regulatory scrutiny and legal proceedings filed against the Company in fiscal 1996 and concluded during fiscal 1997 as well as negative media reports were significant factors affecting distributor recruitment and retention and sales efforts by distributors during fiscal 1997.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentages which selected items in the Consolidated Statement of Operations bear to net sales:


                                                            Year Ended September 30,
                                                            -----------------------
                                                           1997      1996      1995
                                                           ----      ----      ----
     Net sales                                             100.0%    100.0%    100.0%
     Cost of sales                                          72.6      69.6      72.8
                                                            ----      ----      ----
     Gross profit                                           27.4      30.4      27.2
     Operating expenses                                     31.3      16.7      18.1
                                                            ----      ----      ----
     Income (loss) from operations                          (3.9)     13.7       9.1
     Other income (expense), net                             1.0       0.6       0.3
                                                            ----       ---       ---
     Income (loss) before income tax expense (benefit)      (2.9)     14.3       9.4
     Income tax expense (benefit)                           (0.5)      5.4       2.4
                                                            ----       ---       ---
     Net income (loss)                                      (2.4)      8.9       7.0
                                                            ====       ===       ===

YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO YEAR ENDED SEPTEMBER 30, 1996

Net sales for the year ended September 30, 1997 decreased by $14,359,000 or 14.7% to $83,045,000 from $97,404,000 for the year ended September 30, 1996. At
September 30, 1997, the Company had approximately 98,500 distributors compared to approximately 87,400 at September 30, 1996. Although there was a net addition of approximately 11,100 distributors during fiscal 1997, two additional factors contributed to the decline in net sales (1) fewer new distributors elected to qualify promptly as executive distributors and (2) beginning in March 1997 new distributors could qualify right away as executive distributors for $500 rather than $1,000. The ability of the Company to increase its number of distributors and its sales per average number of distributors is material to the growth of the Company. Although the Company has resolved the regulatory scrutiny and legal proceedings and the negative media reports have diminished, the ability of the Company to regain the rate of growth realized during fiscal 1996 cannot be predicted with certainty. The decrease in net sales is recapped below:

   Decrease in new executive initial purchases                     $(21,500,000)

   Growth in sales due to increased number of distributors           27,752,000

   Decrease in distributor average sales                            (20,611,000)
                                                                    -----------
                                                                   $(14,359,000)
                                                                    ===========

The Company's net sales per average number of distributors per month decreased from $112 during the year ended September 30, 1996 to $74 for the year ended September 30, 1997. No one distributor has directly accounted for more than 5% of the Company's net sales in any of the past three fiscal years.

Cost of sales decreased by $7,549,000 or 11.1% to $60,278,000 for the year ended September 30, 1997 from $67,827,000 for the year ended September 30, 1996. Cost of sales as a percentage of net sales increased from 69.6% in the year ended September 30, 1996 to 72.6% in the year ended September 30, 1997. Cost of sales, which includes product costs, commissions and bonuses paid to distributors, and shipping costs, is recapped below:


                                            Year Ended
                                           September 30,
                                 -------------------------------
                                      1997            1996
                                 --------------  ---------------
       Product costs                  27.1%           23.6%
       Commissions and bonuses        36.2            39.2
        paid to distributors
       Shipping costs                  9.3             6.8
                                      ----            ----
                                      72.6%           69.6%
                                      ====            ====


The percentage of product costs increased 3.5% primarily as a result of vendor price increases and the purchase by distributors of products and sales aids with a higher cost to the Company. The decrease in the percentage of commissions and bonuses paid of 3.0% was the result of a slower growing distributor organization and the purchase by distributors of products with a lower rate of commission and bonus payout. The increase of 2.5% in the percentage of shipping costs resulted from increased shipping costs associated with the shipping of back orders (without any associated revenues) caused initially by the success of a promotional campaign and subsequently by production delays by a major supplier.

Gross profit decreased 23.0% or $6,810,000 from $29,577,000 for the year ended September 30, 1996 to $22,767,000 for the year ended September 30, 1997. Gross profit as a percentage of sales decreased from 30.4% for the year ended September 30, 1996 to 27.4% for the year ended September 30, 1997.

Operating expenses increased $9,813,000 or 60.5% from $16,230,000 for the year ended September 30, 1996 to $26,043,000 for the year ended September 30, 1997. As a percentage of net sales, marketing distribution and administrative expenses increased to 31.3% for the year ended September 30, 1997 from 16.7% for the year ended September 30, 1996.

Four factors contributed to the increase in operating expenses. First, $5,535,000 was recorded to account for the setttlement of class action lawsuits filed against the Company in 1996. The settlements are more fully discussed in Items 3 and 8. Second, foreign operating costs increased approximately $1,500,000 primarily as a result of a full twelve months of operation in the United Kingdom. Third, the Company determined that, in connection with the recruitment of certain distributors by Kevin Trudeau, a key distributor of the Company, certain representations may have been made regarding entitlement to benefits or prizes, principally cruises, as performance incentives to these distributors. Although the Company does not believe that it is legally responsible for any such representations, in the interest of promoting good distributor relations, the Company offered certain distributors the right to participate in cruises at the Company's expense. The Company estimates that its cost will be approximately $1,200,000 for this program, which has been accrued in the year ended September 30, 1997. Fourth, in connection with the Company's expansion the Company experienced increases in personnel costs, postage, and property taxes. As a result of the increase in marketing, distribution and administrative costs incurred in connection with the Company's operations, the Company's future operating results will be negatively impacted if the Company is not successful in regaining its growth in sales experienced during the first two quarters of the year ended September 30, 1996.

Income (loss) from operations for the year ended September 30, 1997 decreased $16,623,000 or 124.5% to a loss of $3,276,000 from income of $13,347,000 for the year ended September 30, 1996, principally as a result of the lower level of sales, the decrease in the gross profit as a percentage of sales, and the increase in marketing, distribution and administrative expenses. Income (loss) from operations as a percentage of sales decreased from 13.7% for the year ended September 30, 1996 to a negative 3.9% for the year ended September 30, 1997.

Other income increased 31.2% to $850,000 for the year ended September 30, 1997 from $648,000 for the year ended September 30, 1996. The increase in other income resulted primarily from $183,000 of net other income items.

An income tax benefit of $445,000 was accrued for the year ended September 30, 1997. Of this amount, $370,000 is to recognize the benefit of the carryback of the operating loss for the year ended September 30, 1997 and $119,000 is to recognize a net deferred tax benefit.

Net loss was $1,981,000 for the year ended September 30, 1997, a decrease of 122.8% compared to net income of $8,705,00 for the year ended September 30, 1996, principally as a result of the lower level of net sales, the decrease in gross profit as a percentage of sales, and the settlement of the class action lawsuits.

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

   Increase in new executive initial purchases    $30,163,000

   Growth in sales due to increased number
    of distributors                                16,818,000

   Increase in distributor average sales           18,133,000
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

The Company recognizes revenues on the OAP certificates when they are redeemed for product or when they expire. The Company recognized revenues from the redemption of certificates of $7,647,000 and $1,090,000 for the years ended September 30, 1996 and 1995. The Company recognized revenues from expired certificates of $3,025,000 and $876,000 during the years ended September 30, 1996 and 1995. At September 30, 1996 and 1995, the Company had a liability for unredeemed certificates of $3,893,600 and $347,800 which is included in deferred income in the Financial Statements in Item 8. The effect of the AVC on future revenues from OAP certificates is uncertain, but could have a negative impact on the Company's future operating results.

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

                                       Year Ended
                                      September 30,
                                      -------------

                                    1996         1995
                                    ----         ----
     Product costs                  23.6%        24.3%
     Commissions and bonuses        39.2         40.5
       paid to distributors
     Shipping costs                  6.8          8.0
                                    ----         ----
                                    69.6%        72.8%
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



LIQUIDITY AND CAPITAL RESOURCES


The Company has financed its recent growth primarily from funds obtained from operations. The Company had cash and cash equivalents of $8,904,000 at September 30, 1997 compared to $15,589,000 at September 30, 1996. For the year ended September 30, 1997, the net cash used in operations was $2,693,000, $4,076,000 was used for acquisition of property and equipment and $52,000 for start-up expenditures in the Republic of Philippines. Of the property and equipment additions approximately $2,200,000 was for the cost of a SAP(R) enterprisewide computer information system and approximately $1,050,000 was for the cost of a White(R) automated inventory storage and retrieval system. The Company also received $690,000 from exercise of Warrants issued in the public offering completed in July, 1995 and the exercise of stock options. In addition, the Company used $450,000 and $74,000 respectively, for the payment of dividends and the purchase of treasury stock. The Company had cash and cash equivalents of $15,589,000 at September 30, 1996 compared to $8,960,000 at September 30, 1995.
For the year ended September 30, 1996, the net cash provided by operations was $7,165,000 and $2,174,000 was used for the acquisition of property and equipment and $211,660 for start-up expenditures in the United Kingdom. The Company also received $1,854,000 from the exercise of Warrants issued in the public offering completed in July, 1995 and the exercise of stock options.

The Company had working capital of $9,570,000 at September 30, 1997 compared to $14,617,000 at September 30, 1996. Approximately 95% of all sales are paid in advance before shipment; therefore, accounts receivable as a percentage of sales averages less than 5% of monthly sales. Included in receivables at September 30, 1997, is a Canadian tax refund claim of $968,000 and advances to a supplier of $229,000.

The Company does not expect any material price increases by its suppliers and inflation is not expected to have a material impact on the Company's business during the next twelve months.

The Company has approximately $130,000 of net operating loss available to carry forward subject to limitations imposed by Section 382 of the Internal Revenue Code expiring through 2008. It is management's opinion, based on prior operating results and expected future operating results, that it will be more likely than not that the Company will utilize its entire net operating loss carryforward before expiration. See Item 8.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than is currently used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings.

The Company is required to adopt this standard in the quarter ending December 31, 1997. Using the principles set forth in SFAS 128, basic and diluted earnings per share would not be materially different from that presented.

Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129") effective for periods ending after December 15, 1997, establishes standards for disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participating rights) including dividend and liquidations preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 will have no effect on the Company as it currently discloses the information specified.

In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

SFAS 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS 131, "Disclosure about Segments of a Business Enterprise" establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments to interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the other operating decision maker in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for period beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.


     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's market capitalization on January 28, 1997 was less than $2.5 billion, and therefore, information responsive to this Item should be included in the Report on Form 10-K for the fiscal year ending September 30, 1998.

             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                          ----
NUTRITION FOR LIFE INTERNATIONAL, INC. FINANCIAL STATEMENTS:

          Independent Certified Public Accountants' Reports                               F - 2 to F - 3
          Consolidated Balance Sheets as of September 30, 1997 and 1996                   F - 4

          Consolidated Statements of Operations for the Years Ended
             September 30, 1997, 1996 and 1995                                            F - 5
          Consolidated Statements of Stockholders' Equity for the
             Years Ended September 30, 1997, 1996 and 1995                                F - 6
          Consolidated Statements of Cash Flows for the Years Ended
             September 30, 1997, 1996 and 1995                                            F - 7
          Notes to Consolidated Financial Statements                                      F - 8 to F - 21

               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT
               ------------------------------------------------


To the Board of Directors
  and Shareholders of
  Nutrition for Life International, Inc.



We have audited the consolidated balance sheets of Nutrition for Life International, Inc. as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition for Life International, Inc. at September 30, 1997 and 1996 and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.



                                                 BDO Seidman, LLP


Houston, Texas
December 16, 1997

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors
Nutrition For Life International, Inc.:


We have audited the accompanying statements of operations, stockholders' equity and cash flows of Nutrition For Life International, Inc. for the year ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Nutrition For Life International, Inc. for the year ended September 30, 1995, in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK LLP

Houston, Texas
November 2, 1995, except as to note 2,
which is as of December 8, 1995

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1997 AND 1996

                                                                                                  1997         1996
                                                                                               ----------   -----------
                                                              ASSETS
                                                              ------
Current Assets:
 Cash and cash equivalents..................................................................   $ 8,903,957  $15,588,504
 Cash-restricted............................................................................       513,195            -
 Receivables................................................................................     1,547,479      368,062
 Inventories................................................................................     7,920,454    6,365,350
 Deferred tax asset, net (Note 5)...........................................................     1,888,442    1,561,000
 Refundable federal income taxes (Note 5)...................................................     1,029,277      500,000
 Prepaid expenses and other assets..........................................................       496,517      260,091
                                                                                               -----------  -----------

  Total Current Assets......................................................................    22,299,321   24,643,007

Property and equipment, net (Note 3)........................................................     6,534,042    2,493,759
Intangible assets, net......................................................................       199,047      340,063
Other assets................................................................................       315,026      212,031
                                                                                               -----------  -----------
                                                                                               $29,347,436  $27,688,860
                                                                                               ===========  ===========


                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------
Current Liabilities:
 Accounts payable...........................................................................   $ 3,707,930  $ 2,577,101
 Accrued bonuses and commissions............................................................     1,973,646    2,041,678
 Current portion of capital lease obligation (Note 4).......................................       157,739            -
 Deferred income (Note 7)...................................................................     3,130,524    3,893,570
 Accrued cruise (note 8)....................................................................     1,195,150            -
 Lawsuit settlement accrual (note 8)........................................................     1,332,314            -
 Accrued expenses and other liabilities.....................................................     1,072,883      552,424
 Federal and franchise tax payable (Note 5).................................................        43,216      850,000
 Dividends payable (Note 2).................................................................       115,798      111,371
                                                                                               -----------  -----------

   Total Current Liabilities................................................................    12,729,200   10,026,144

Deferred tax liability (Note 5).............................................................       282,000       61,000
Long-term portion of capital lease obligation (Note 4)......................................       478,220            -

Commitments and contingencies (Note 8)

Stockholders' Equity (Note 2):
 Preferred stock, $.001 par value; 1,000,000
   authorized; none issued and outstanding..................................................             -            -
 Common stock; $.01 par value; 20,000,000
   shares authorized........................................................................        57,758       55,686
 Additional paid-in capital.................................................................    10,688,951    9,939,059
 Retained earnings..........................................................................     5,176,539    7,611,580
 Cumulative foreign currency translation adjustment.........................................         8,578       (4,609)
                                                                                               -----------  -----------
                                                                                                15,931,826   17,601,716
                                                                                               -----------  -----------

 Less:  Treasury stock-9,000 shares at cost.................................................       (73,810)           -
                                                                                               -----------  -----------
   Total Stockholders' Equity...............................................................    15,858,016   17,601,716
                                                                                               -----------  -----------
                                                                                               $29,347,436  $27,688,860
                                                                                               ===========  ===========

         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                                               1997         1996          1995
                                                                           -----------   -----------   -----------
Net sales (Notes 7 and 10)...............................................  $83,044,577   $97,403,757   $32,289,752
Cost of sales (Note 9)...................................................   60,277,742    67,826,803    23,515,259
                                                                           -----------   -----------   -----------
Gross profit.............................................................   22,766,835    29,576,954     8,774,493

Operating expenses:
 Marketing, distribution and administrative expenses.....................   20,508,294    16,230,023     5,853,330
 Lawsuit settlement (Note 8).............................................    5,535,000             -             -
                                                                           -----------   -----------   -----------
                                                                            26,043,294    16,230,023     5,953,330
                                                                           -----------   -----------   -----------
Income (loss) from operations............................................   (3,276,459)   13,346,931     2,921,163
                                                                           -----------   -----------   -----------
Other income (expense)
 Interest, net...........................................................      667,338       711,563       (51,499)
 Other, net..............................................................      182,600       (63,533)      139,189
                                                                           -----------   -----------   -----------
                                                                               849,938       648,030        87,690
                                                                           -----------   -----------   -----------
Income (loss) before income tax expense (benefit)........................   (2,426,521)   13,994,961     3,008,853
Income tax expense (benefit) (Note 5)....................................     (445,420)    5,289,797       764,595
                                                                           -----------   -----------   -----------

Net income (loss)........................................................  $(1,981,101)  $ 8,705,164   $ 2,244,258
                                                                           ===========   ===========   ===========
Primary earnings (loss) per common share.................................        $(.32)        $1.36          $.65
                                                                           ===========   ===========   ===========
Fully-diluted earnings (loss) per common share...........................        $(.32)        $1.36          $.51
                                                                           ===========   ===========   ===========

Weighted average common shares outstanding:
 Primary.................................................................    6,277,736     6,405,152     3,437,258
                                                                           ===========   ===========   ===========
 Fully-diluted...........................................................    6,277,736     6,405,152     4,443,532
                                                                           ===========   ===========   ===========


         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                                                                    CUMULATIVE
                                                                                      FOREIGN
                                 COMMON STOCK       ADDITIONAL     RETAINED          CURRENCY     TREASURY STOCK      TOTAL
                                 ------------        PAID-IN       EARNINGS         TRANSLATION   --------------      STOCKHOLDERS
                               SHARES    AMOUNT      CAPITAL       (DEFICIT)        ADJUSTMENT    SHARES  AMOUNT      EQUITY
                               ------    ------     ----------     ---------        -----------   ------  ------      -------------
Balance, at
October 1, 1994              2,824,734    $28,247    $ 3,845,954    $(3,226,471)     $   --          --  $   --         $   647,730
Net income                                                            2,244,258                                           2,244,258
Conversion of debt             360,000      3,600        126,900            --           --          --      --             130,500
Public offering              1,840,000     18,400      4,089,331            --           --          --      --           4,107,731
Exercise of
stock options                   30,790        308         24,067            --           --          --      --              24,375
Exercise of
stock warrants                   1,000         10          3,740            --           --          --      --               3,750
                             ---------    -------    -----------   ------------     --------     ------  -------      -------------
Balance, at
September 30, 1995           5,056,524     50,565      8,089,992       (982,213)         --          --       --          7,158,344
Net income                         --         --             --       8,705,164          --          --       --          8,705,164
Cash dividends
(Note 2)                           --         --             --        (111,371)         --          --       --           (111,371)

Foreign currency
translation adjustment             --         --             --             --        (4,609)        --       --             (4,609)


Exercise of stock options
                                27,454        275         36,723            --           --          --       --             36,998
Exercise of stock
warrants                       484,584      4,846      1,812,344            --           --          --       --           1,817,19

                             ---------    -------    -----------   ------------  -----------     ------   --------      -----------
Balance, at
September 30, 1996           5,568,562     55,686      9,939,059      7,611,580      (4,609)         --       --         17,601,716
Net loss                           --         --             --      (1,981,101)        --           --       --         (1,981,101)

Cash dividends
(Note 2)                           --         --             --        (453,940)        --           --       --          (453,940)

Issuance of common stock
options for services
(Note 6)                           --         --         105,362            --          --           --       --            105,362

Registration expenses              --         --         (43,872)           --          --           --       --            (43,872)

Foreign currency
translation adjustment             --         --             --             --       13,187          --       --             13,187

Purchase of
treasury stock (Note 2)            --         --             --             --          --       (9,000) (73,810)           (73,810)

Exercise of
stock options                  157,220      1,571        522,084            --          --           --      --             523,655
Exercise of stock
warrants                        50,053        501        166,318            --          --           --      --             166,819
                             ---------    -------    -----------    -----------    --------   ----------   --------    ------------

Balance, at
September 30, 1997           5,775,835    $57,758    $10,688,951    $ 5,176,539     $ 8,578       (9,000)  $(73,810)   $ 15,858,016
                             =========    =======    ===========    ===========    ========   ===========  ========    ============

          See accompanying notes to consolidated financial statements

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                        1997          1996          1995
                                                                    ------------  ------------  ------------
Cash flows from operating activities:
     Net income (loss)...........................................   $(1,981,101)  $ 8,705,164   $ 2,244,258
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
          Depreciation and amortization..........................       801,039       400,368       211,469
          Bad debt expense.......................................       653,458       671,198        93,744
          Deferred tax benefit...................................      (118,636)   (1,420,858)      (79,142)
          Stock options issued for services......................       105,362             -             -
          Changes in assets and liabilities:
               Cash-restricted...................................      (513,195)            -             -
               Receivables.......................................    (1,756,875)     (866,498)     (171,025)
               Inventories.......................................    (1,555,104)   (4,097,733)   (1,241,050)
               Refundable federal income taxes...................      (529,277)     (500,000)            -
               Prepaids and other assets.........................      (236,426)     (170,840)       30,795
               Other assets......................................      (102,995)      (63,606)      (48,976)
               Accounts payable..................................     1,130,829       187,395     1,847,497
               Consigned inventory deposits......................             -             -       (48,881)
               Deferred income...................................      (763,046)    3,545,776       245,023
               Accrued expenses and other liabilities............     2,979,891       768,070     1,205,013
               Federal and franchise tax payable.................      (806,784)        6,263       843,737
                                                                    -----------   -----------   -----------
Net cash provided by (used in) operating activities..............    (2,692,860)    7,164,699     5,132,462
                                                                    -----------   -----------   -----------
Cash flows from investing activities:
     Acquisition of property and equipment.......................    (4,076,384)   (2,174,214)     (407,882)
     Purchase of intangible assets...............................       (51,769)     (211,660)            -
                                                                    -----------   -----------   -----------
Net cash used in investing activities............................    (4,128,153)   (2,385,874)     (407,882)
                                                                    -----------   -----------   -----------
Cash flows from financing activities:
     Exercise of stock options...................................       523,655        36,998        24,375
     Exercise of warrants........................................       166,819     1,817,190         3,750
     Principal repayments on long-term debt......................             -             -      (519,500)
     Principal repayments on notes payable - bank................             -             -       (20,000)
     Dividends paid..............................................      (449,513)            -             -
     Net proceeds from public offering...........................             -             -     4,107,731
     Registration fees...........................................       (43,872)            -             -
     Purchase of treasury stock..................................       (73,810)            -             -
                                                                    -----------   -----------   -----------
Net cash provided by financing activities........................       123,279     1,854,188     3,596,356
                                                                    -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents.............    (6,697,734)    6,633,013     8,320,936
Cash and cash equivalents, beginning of year.....................    15,588,504     8,960,100       639,164
Cumulative foreign currency translation adjustment...............        13,187        (4,609)            -
                                                                    -----------   -----------   -----------
Cash and cash equivalents, end of year...........................   $ 8,903,957   $15,588,504   $ 8,960,100
                                                                    ===========   ===========   ===========
Supplemental disclosure of noncash financing activities:
     Conversion of convertible long-term debt to
      common stock...............................................   $-            $         -   $   130,500
                                                                    ===========   ===========   ===========
     Purchase of property and equipment under capital lease......   $   635,959   $         -   $         -
                                                                    ===========   ===========   ===========

     Declaration of dividends....................................   $   115,798   $   111,371   $         -
                                                                    ===========   ===========   ===========
Supplemental disclosure of cash flow information:
     Federal and state income taxes paid.........................   $   140,000   $ 7,210,000   $         -
                                                                    ===========   ===========   ===========

          See accompanying notes to consolidated financial statements

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

     Nutrition for Life International, Inc., ("NFLI" or the "Company"), a Texas corporation, was formed on September 15, 1993 for the purpose of being the sole survivor of a merger between Nutrition Express Corporation of Colorado, Inc. (NEC-Colorado) and Nutrition Express Corporation of Utah, Inc. (NEC-Utah) and the Company. The effect of the merger was that, instead of NEC-Colorado and NEC-Utah conducting operations through their ownership of a general partnership, Nutrition for Life International (the Partnership), these corporations were merged and the business operations have been conducted through one corporation, NFLI. The assets and liabilities of the Partnership became the assets and liabilities of the Company, and the business operations have continued as they were conducted previously.

     The Company operates as a wholesale distributor through its network marketing organization, by selling a variety of consumer products and services through independent distributors in the United States and abroad. The Company develops products that are designed for health-conscious consumers, and sells those products to consumers through its network of independent distributors. The Company offers a product line of approximately 360 products in nine categories, including nutritional supplements, health foods, weight management items, skin care products, other consumer products, and services.

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

     The Company has two wholly-owned subsidiaries, Nutrition For Life International (UK) Ltd. ("UK"), and Nutrition for Life International Philippines, Inc. ("Philippines") that were formed primarily to operate as wholesale distributors of the Company's products throughout the United Kingdom and the Philippines.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

RESTRICTED CASH

     In accordance with the settlement of the Federal Class Action Lawsuit (See
Note 8), the Company was required to set up a reserve fund of $1,500,000 for reimbursements to certain distributors. As of September 30, 1997, the Company made reimbursements totaling $986,805.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECEIVABLES

     Receivables at September 30, 1997, consists primarily of amounts due from the Canadian government from overpayment of goods and services taxes and to a company that supplies promotional goods and services to NFLI. All amounts are considered collectible.

INVENTORIES

     Inventories consist mainly of health and skin care products, dietary supplements, food products and household cleaning products. Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation on property and equipment are provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the respective leases, not in excess of their estimated useful lives. For income tax purposes, depreciation on fixed assets are calculated using accelerated methods.

     The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or change in circumstance indicate that the carrying amount of the assets may not be recoverable.

CAPITAL LEASE

     The Company is the lessee of computer equipment under a capital lease expiring August 2001. The asset and liability under this capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset will be amortized beginning in fiscal 1998 over the lesser of the related lease term or its estimated useful life.

INTANGIBLE ASSETS

     Intangible assets represent organizational costs and the value assigned to nutrition and homeopathic product formulations. These assets are being amortized over 2-10 years.

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

     NFLI sells product redemption certificates to distributors who are enrolled in the Company's order assurance program. Revenues are recorded when these certificates are redeemed for product. However, if the certificates are not redeemed for product, the Company records revenues ratably over a 150 day period commencing with the ending of the expiration period of 120 days (see Note 7). Such revenues are recorded as part of the Company's net sales.

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

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTIONS AND WARRANTS

     The Company has elected to continue to account for stock options issued to employees in accordance with APB No. 25. During the year ended September 30, 1997, all options issued to officers and employees were granted at an exercise price, which equaled or exceeded the market price per share at the date of grant and accordingly, no compensation was recorded.

     Effective for the year ended September 30, 1997, the Company was required to adopt the disclosure requirements of SFAS No. 123 "Accounting for Stock-based Compensation". This statement requires the Company to provide proforma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. SFAS No. 123 requires that the Company record options issued to directors of the Company as directors fees in accordance with the fair value based method. Directors fees charged to operations for the year ended September 30, 1997 were $105,362.

EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common share are computed by dividing net income (loss) applicable to common shares by the weighted average number of shares of common stock outstanding after giving effect to dilutive stock options and warrants. The stock options and warrants are included as share equivalents using the treasury stock method, based on the average market price of the common shares during the respective fiscal years.

     Fully-diluted earnings per common share for the year ended September 30, 1995 was determined on the assumption that the convertible long-term debt outstanding as of those dates was converted as of the beginning of the year. Net income applicable to common shares was adjusted for the interest on the convertible long-term debt, net of its tax effect. In addition, stock options and warrants are included as share equivalents using the treasury stock method, based on the market price of the common shares during the respective fiscal years.

     As certain debt was retired with the proceeds of the Company's public offering (see Note 2) and certain debt was converted in connection with the offering, supplementary earnings per share information is presented herein. Supplementary earnings per share for 1995 is $0.59. Such amount is calculated by increasing net income by the amount of interest expense related to the debt, net of tax, and increasing the weighted average shares outstanding by the number of shares issued on the conversion (278,137 weighted average shares) and the number of shares whose proceeds from the offering would be required to retire the debt (149,346 weighted average shares).

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in short-term, interest bearing deposits with original maturities of three months or less.

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include accounts receivable, accounts payable and capital lease obligations. The fair market value of accounts receivable and accounts payable approximates their carrying values because their maturities are generally less than one year. The carrying value of the capital lease obligation approximates market value because the Company's incremental borrowing rate at the inception of the lease was used.

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

CONCENTRATION OF CREDIT RISK

     At September 30, 1997, the Company's cash in financial institutions exceeded the federally insured deposit limit by approximately $4,675,000.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than is currently used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of an entity,

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

similar to existing fully diluted earnings per share.

     The Company is required to adopt this standard in its first quarter ending December 31, 1997. Using the principles set forth in SFAS 128, basic and diluted earnings per share would not be materially different from that presented.

     Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129") effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participating rights) including dividend and liquidations preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 will have no effect on the Company as it currently discloses the information specified.

     In June 1997, the Financial Accounting Standards Board issued two new reporting and disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

     SFAS 130, "Reporting Comprehensive Income" , established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management is unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

RECLASSIFICATIONS

     Certain reclassifications were made to the 1996 accounts to conform to the 1997 financial statement presentation. These reclassifications had no impact on net income as previously recorded.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     On July 10, 1995, the Company completed the issuance of an additional 1,840,000 shares of common stock, after giving effect to the stock splits noted above, and 920,000 warrants (Note 6) through a public offering at prices of $2.6875 and $0.125, respectively, resulting in net proceeds (after deducting issuance costs) of $4,107,731. In connection with the offering, the holder of the convertible long-term debt converted $130,500 of debt from one of the convertible notes into 360,000 shares of the Company's common stock. The remaining principal balance of the notes were repaid from the proceeds of the offering.

     On September 16, 1996 the Company's Board of Directors authorized a stock repurchase program, whereby the Company had the discretion to purchase up to 200,000 shares of its common stock. During the year ended September 30, 1997, the Company purchased 9,000 shares of common stock for $73,810. The repurchase program terminated on June 30, 1997.

     On September 30, 1996 the Board of Directors of NFLI declared a cash dividend of $.02 per share of common stock outstanding. The cash dividends of $111,371 were paid on October 15, 1996.

     On December 31, 1996, March 3, 1997, June 13, 1997 and September 30, 1997, the board of directors of NFLI declared cash dividends, totaling $453,940, or $.02 per share of common stock outstanding. Of such dividends, $338,142 was paid during the year ended September 30, 1997 and $115,798 was paid during October 1997.

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment and their estimated useful lives are summarized as follows:

                                                                 SEPTEMBER 30,
                                                           -------------------------
                                                    LIVES     1997         1996
                                                    -----  ----------  -------------
     Equipment....................................      7  $4,364,327     $2,398,666
     Computer software............................     10   1,577,004              -
     Leasehold improvements.......................      5   1,045,058        700,417
     Furniture and fixtures.......................   5-10     612,498        585,056
     Automobiles..................................      5      93,905              -
     Equipment held under capital lease (Note 4)..      4     635,959              -
                                                           ----------     ----------
                                                            8,328,751      3,684,139
     Less:  Accumulated depreciation
          and amortization........................          1,794,709      1,190,380
                                                           ----------     ----------
                                                           $6,534,042     $2,493,759
                                                           ==========     ==========

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL LEASE OBLIGATION

     Minimum future lease payments under capital leases as of September 30, 1997 for each of the next four years and in the aggregate are:

     Year ended September 30:                           Amount
     -----------------------                          --------
     1998                                             $181,704
     1999                                              181,704
     2000                                              181,704
     2001                                              181,704
                                                      --------
     Total minimum lease payments                      726,816

     Less:  Amount representing interest                90,857
                                                      --------
     Present value of net minimum lease payments      $635,959
                                                      ========
     Current portion of capital lease obligation      $157,739
     Long-term portion of capital lease obligation     478,220
                                                      --------
                                                      $635,959
                                                      ========

An interest rate of 7.21% on the capital lease was imputed based on the Company's incremental borrowing rate at the inception of the lease.

NOTE 5 - INCOME TAXES

     Deferred income taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

     The (benefit) provision for income taxes (benefit) for the years ended September 30, 1997, 1996 and 1995 consisted of the following:

                                                  1997         1996       1995
                                             ---------   ----------   --------
     Federal tax (benefit) - current         $(370,000)  $ 5,860,655  $659,015
                                             ----------  -----------  --------
     Federal tax - deferred benefit, net..    (118,636)   (1,420,858)  (79,142)
     State tax............................      43,216       850,000   184,722
                                             ---------   -----------  --------
                                             $(445,420)  $ 5,289,797  $764,595
                                             =========   ===========  ========

     The following reconciles federal income taxes (benefit) computed at the statutory rate with income taxes as reported for the years ended September 30:

                                                           1997        1996         1995
                                                        ----------  -----------  -----------
     Expected income tax benefit expense at 34%.......  $(825,017)  $4,758,287   $1,023,010
     Graduated tax rate effect........................          -      140,000            -
     State taxes, net of federal benefit..............     28,523      560,155      121,916
     Loss from foreign subsidiaries...................    380,000            -            -
     Nondeductible amortization of intangible assets..          -       30,694       30,694
     Utilization of loss carryforwards................          -     (150,335)    (422,701)
     Other items, net.................................    (28,926)     (49,004)      11,676
                                                        ---------   ----------   ----------
        Income tax expense (benefit)..................  $(445,420)  $5,289,797   $  764,595
                                                        =========   ==========   ==========

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Current deferred tax assets at September 30, 1997 and 1996 were as follows:

                                                                                              1997         1996
                                                                                           ----------   ----------
     Deferred income recognized for tax purposes.........................................  $1,023,325   $1,341,000
     Class action lawsuit accrual........................................................     463,512            -
     Additional capitalized inventory costs..............................................     348,332      162,000
     Loss carryforwards..................................................................      45,000       45,000
     Allowance for doubtful accounts.....................................................           -       13,000
     Other...............................................................................       8,273            -
                                                                                           ----------   ----------
                                                                                            1,888,442    1,561,000
     Less valuation allowance............................................................           -            -
                                                                                           ----------   ----------
        Current deferred tax assets......................................................  $1,888,442   $1,561,000
                                                                                           ==========   ==========

     Non-current deferred tax liability at September 30, 1997 and 1996 were as follows:
                                                                                                 1997         1996
                                                                                           ----------   ----------
        Differences between financial reporting and tax depreciation                       $ (282,000)  $  (61,000)
                                                                                           ==========   ==========

     For the year ended September 30, 1997, the Company had a taxable net operating loss of approximately $1,100,000. This net operating loss will be carried back to offset taxable income generated during the year ended September 30, 1996. The Company estimates that it will receive a $370,000 income tax refund. In addition, the Company has recorded a federal income tax receivable of $659,277 from an overpayment of 1996 taxes and estimated tax payments made during 1997.

     The Company has approximately $130,000 of net operating loss available to carryforward subject to limitations imposed by Section 382 of the Internal Revenue Code expiring through 2008.

     It is management's opinion, based on past operating results and expected future operating results, that it will be more likely than not that the Company will utilize its entire net operating loss carryforward before expiration.

NOTE 6 - STOCK OPTIONS AND WARRANTS

1993 Plan

     In planning the Merger, NEC-Utah and NEC-Colorado determined that a stock option plan to provide incentives for employees and consultants of NFLI would provide incentives for employees and consultants of NFLI who promote the interests of NFLI and its stockholders. The Board of Directors of NFLI approved the 1993 Stock Option Plan (the 1993 Plan) in connection with the approval of the Merger. Pursuant to the 1993 Plan, the Board of Directors of NFLI reserved a total of 282,000 shares of its common stock for the grant of options to purchase the Company's common stock. Generally, one-third of the shares underlying the options become exercisable in cumulative installments of 12 months, 24 months and 36 months after the date of grant. Options terminate 5 years after the date of grant, except that if an employee leaves the Company, the options will terminate 30 days thereafter. The issuance of options is at the discretion of the Company's Board of Directors.

1995 Discretionary

     The Board of Directors of NFLI approved the 1995 Stock Option Plan (the 1995 Plan) in March 1995. Pursuant to the 1995 Plan, as amended in June 1996, the Board of Directors of NFLI reserved a total of 640,000 shares of common stock for the grant of options to purchase the Company's stock. The terms of the options are similar to those of the 1993 Plan. As of September 30, 1997, no options have been exercised.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1995 - Non-discretionary

     In November 1995, the Board of Directors of NFLI adopted the 1995 Non-Discretionary Stock Option Plan for directors of the Company who are not eligible to participate in the other Plans (the "Non-Discretionary Plan"). The Non-Discretionary Plan provides that the Company grant options to purchase 5,000 shares of the Company's common stock to each eligible director on the date of adoption of the Non Discretionary Plan (November 28, 1995), to each person who thereafter becomes a director of the Company and, as of December 1, of each year (commencing in 1996), options to purchase an additional 5,000 shares of common stock will be granted to each eligible director. The exercise price of the options is the fair value of the common stock at the date the options are granted. The options expire in five years and are exercisable in full at the date of grant.

Options and warrants issued in public offering

     In connection with the Public offering (see Note 2), the Company issued 920,000 stock warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $3.75 during a three year period ending on July 10, 1998. The Company has the right to call all of the warrants for redemption on 30 day written notice at a redemption price of $.05 per warrant, subject to certain defined criteria. In addition, the Company issued warrants to underwriters to purchase 80,000 shares of the Company's common stock at $3.75 and options to purchase 160,000 of the Company's common stock at $3.23.

     The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1997, as follows:

   Assumption
   ----------

   Dividend Yield             1%
   Risk Free Interest Rate    5.7%
   Expected Life              5-10 years
   Expected Volatility        67%

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123 for stock options issued to employees, net income (loss) and earnings (loss) per share for years ended September 30, 1997 and 1996 would have been reduced as follows:

                                                                       1997            1996
                                                                   ------------    -----------
          Net Income (Loss):
          ----------------
             As reported                                           $ (1,981,101)   $ 8,705,164
                                                                   ============    ===========
             Pro Forma                                             $ (2,457,533)   $ 8,657,534
                                                                   ============    ===========

          Primary and fully diluted earnings (loss) per share:
          ---------------------------------------------------
             As reported                                           $       (.32)   $      1.36
                                                                   ============    ===========
             Pro forma                                             $       (.39)   $      1.35
                                                                   ============    ===========

The following is a summary of the status of option plans during the years ended September 30:

Year ended September 30, 1997
-----------------------------

                                                        1995                    1995                 Public Offering
                                1993 Plan           Discretionary          Non-discretionary             Options
                          -------------------     ------------------     --------------------      --------------------
                                    Weighted               Weighted                Weighted                   Weighted
                           Number   Average       Number   Average       Number    Average         Number     Average
                             of     Exercise        of     Exercise        of      Exercise          of       Exercise
                           Shares    Price        Shares    Price        Shares     Price          Shares      Price
                          -------   ---------     -------  --------      ------    ----------      ---------  ---------
Outstanding at
   September 30, 1996     148,800   $   1.67      177,000  $   3.96      15,000    $    19.75        160,000  $    3.23
Granted                     5,000      10.38      246,850     12.36      15,000         12.38              -          -
Exercised                  (7,200)      1.67            -         -           -             -       (150,020)      3.23
                          -------   --------      -------  --------      ------    ----------      ---------  ---------
Outstanding at
   September 30, 1997     146,600   $   1.96      423,850  $   8.85      30,000    $    16.07          9,980  $    3.23
                          =======   ========      =======  ========      ======    ==========      =========  =========
Options exercisable at
   September 30, 1997     141,600   $   1.67      109,666  $   3.18      30,000    $    16.07          9,980  $    3.23
                          =======   ========      =======  ========      ======    ==========      =========  =========

Weighted average fair
   value of options
   granted during 1997              $   7.25                 $ 9.03                $     7.02                 $       -
                                    ========                 ======                ==========                 =========

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Year ended September 30, 1996
-----------------------------

                                                                                  1995               Public Offering
                                 1993 Plan          1995 Discretionary      Non-discretionary           Options
                             -----------------      ------------------      ------------------      -----------------
                                      Weighted                Weighted                Weighted               Weighted
                             Number   Average       Number    Average       Number    Average       Number   Average
                               of     Exercise       of       Exercise        of      Exercise        of     Exercise
                             Shares    Price       Shares      Price        Shares     Price        Shares    Price
                             -------  --------     -------    --------      ------    --------      -------  --------
Outstanding at
   October 1, 1995           179,854  $   1.63     152,000    $   2.27           -     $     -     160,000   $   3.23
Granted                            -         -      25,000       14.25      15,000       19.75           -          -
Exercised                    (27,454)     1.42           -           -           -           -           -          -
Forfeited                     (3,600)     1.67           -           -           -           -           -          -
                             -------  --------     -------    --------      ------     -------     -------   --------
Outstanding at
   September 30, 1996        148,800  $   1.67     177,000    $   3.96      15,000     $ 19.75     160,000   $   3.23
                             =======  ========     =======    ========      ======     =======     =======   ========
Options and warrants
   exercisable at
   September 30, 1996        102,533  $   1.67      59,000    $   3.96      15,000     $ 19.75     160,000   $   3.23
                             =======  ========     =======    ========      ======     =======     =======   ========
Weighted average fair
   value of options
   granted during 1996                $      -                $   8.66                 $ 11.21               $      -
                                      ========                ========                 =======               ========

The following is a summary of the status of stock warrants issued in connection with the public offering for the years ended September 30, 1997 and 1996:

                               1997                    1996
                        ------------------     -------------------
                                  Weighted                Weighted
                         Number   Average       Number    Average
                           of     Exercise        of      Exercise
                         Shares    Price        Shares     Price
                        --------  --------     ---------  --------
Outstanding at
   beginning of year    514,416      $3.75      999,000     $ 3.75
Exercised               (50,053)      3.75     (484,584)      3.75
                        -------      -----     --------     ------
Outstanding at the
   end of year          464,363      $3.75      514,416     $ 3.75
                        =======      =====     ========     ======
Warrants exercisable
   at end of year       464,363      $3.75            -     $    -
                        =======      =====     ========     ======

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Following is a summary of the status of the option and warrants outstanding at September 30, 1997:

                                                           Exercisable
                             Outstanding Options             Options
                       --------------------------------  -----------------
                                   Weighted
                                    Average    Weighted           Weighted
                                   Remaining   Average            Average
      Exercise                    Contractual  Exercise           Exercise
     Price  Range       Number       Life       Price    Number    Price
   --------------      ---------  -----------  --------  -------  --------
   $ 1.40 - $1.88        192,600      2 years    $ 1.72  175,600    $ 1.71
   $ 2.25 - $2.69        101,000      2 years    $ 2.47   67,333    $ 2.47
   $ 3.23 - $3.75        474,343       1 year    $ 3.74  474,343    $ 3.74
   $        10.38         60,000     10 years    $10.38        -         -
   $11.50 - 12.38         40,000     10 years    $12.16   30,000    $12.38
   $        13.00        181,850     10 years    $13.00        -         -
   $        14.25         25,000      9 years    $14.25    8,333    $14.25
                       ---------                         -------
                       1,074,793                         755,609
                       =========                         =======

NOTE 7 - DEFERRED INCOME

     NFLI distributors earn monthly commissions based on their achieving a pre-determined monthly minimum sales volume. To assist distributors in meeting their monthly minimum sales volume, the Company has developed an Order Assurance Program (OAP), which allows a distributor to purchase a product redemption certificate, subject to certain restrictions, for the difference between the distributor's actual monthly order and the predetermined monthly minimum sales goal. The purchase of such a certificate by a distributor qualifies the distributor to receive a commission in a given month even though actual product purchases were below the required level. The Company recognizes revenues on these certificates when they are redeemed for product or on a ratable basis over a 150 day period after the expiration of the certificate. The Company recognized revenues from the redemption of certificates of $14,400,000, $7,647,000 and $1,090,000 for the years ended September 30, 1997, 1996 and 1995.
The Company recognized revenue from unredeemed expired certificates of $7,028,000, $3,025,000 and $876,000 for the years ended September 30, 1997, 1996 and 1995. At September 30, 1997 and 1996 the Company had a liability for unredeemed certificates, net of applicable commissions, of $3,130,524 and $3,893,570 which is included as deferred income in the accompanying consolidated balance sheets.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company has noncancelable operating leases, primarily for office, warehouse space and equipment. Rental expense under operating leases for the years ended September 30, 1997, 1996 and 1995 amounted to approximately $670,000, $365,000 and $161,000, respectively.

     Future minimum rental payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year are as follows:

         YEAR ENDED SEPTEMBER 30,     AMOUNT
         1998......................   $   781,845
         1999......................       737,809
         2000......................       709,163
         2001......................       517,461
         2002......................       144,299

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         2003 and thereafter.......     1,101,510
                                      -----------
                                      $ 3,992,087
                                      ===========

Government Regulations

      The Company's activities are subject to regulations by various federal and state agencies, including the Food and Drug Administration (the "FDA"). The Company believes that they are in compliance with all federal and state regulations. However, the Company cannot predict whether new legislation regulating its activities will be enacted, which could have a material adverse effect on the Company.

Employment Agreements

      During 1995, the Company entered into employment agreements with the chief executive officer and executive vice president of the Company which expired September 30, 1996. In addition to their annual salary during the year ended September 31, 1996, both individuals were entitled to 5% of the first $2,000,000 of pre-tax income, 4% of the next $500,000 of pre-tax income and 3% of pre-tax income over $2,500,000. In addition, certain key individuals are to receive bonuses in total ranging between 2% and 4% of pre-tax income over $2,000,000. Effective October 1, 1996, the Company entered into new employment agreements with the chief executive officer and the executive vice-president through September 30, 1999. Under the new agreements, both individuals will receive their annual salary, plus 5% of pre-tax income from $3,000,000 to $5,000,000, 4% of the next $5,000,000 of pretax income, and 3% of the next $10,000,000 of pretax income. The Company incurred expenses of $1,554,996 and $334,317 relating to these employment agreements for the years ended September 31, 1996 and 1995. No bonuses were paid to these individuals for the year ended September 31, 1997, as the Company did not achieve pretax income.

Distributor Agreement

      Effective October 24, 1997, the Company entered into an eight year agreement with a significant distributor. The distributor is required to exclusively market the Company's products in exchange for a percentage, as defined in the agreement of gross revenues.

Legal Proceedings

      During April 1996, the Attorney General of the State of Illinois filed suit against a significant distributor of NFLI concerning the distributors' practices in the sale of products and in the recruiting of other distributors. On July 16, 1996, NFLI entered into an "Assurance of Voluntary Compliance" (AVC) with the state of Illinois in order to assure that NFLI and its distributors' policies and practices conform to Illinois law and fairly protect the interests of consumers. In accordance with the agreement as it relates to the OAP program, among other things, NFLI has agreed to enforce the following policies and practices; (1) distributors may not make purchases or receive certificates merely to earn bonuses; (2) NFLI will continue to encourage distributors to redeem their certificates for products; (3) the Company's OAP shall remain a wholly optional program; (4) a distributor shall not receive additional certificates if the distributor has four unredeemed certificates or the distributor has unredeemed certificates totalling six times the distributor's designated OAP amount, unless the distributor is accumulating certificates for a big ticket item; and (5) upon cancellation of a distributorship, unexpired certificates and products purchased with certificates will be treated as any other product for refund purposes. The Company has implemented procedures to ensure compliance with the policies and practices described above. The Company has entered into similar agreements with several other states.

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

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


as a class action on behalf of persons who purchased Common Stock and Warrants of the Company during the period from July 11, 1995 through July 16, 1996.

          The principal allegations of the complaint in the State Action are that certain aspects of the executive distributor compensation program constituted an illegal pyramid scheme and that the Company failed to disclose that its outstanding financial results were directly attributable to the questioned aspects of its marketing practices and failed to adequately disclose a certain distributor's past. The state action was dismissed in November 1997.

          During August 1997 and September 1997, the Federal Action was settled out of court in two separate settlement agreements for (1) the "distributor" class for all distributors who claimed economic loss, and (2) the "stockholder" class for all individuals who purchased common stock and warrants of the Company from July 11, 1995 through July 16, 1996. The settlements provided the following terms and conditions:

     (A) As part of the distributor settlement, the Company was required to set aside $1,500,000 in a reserve fund to pay any individuals who became instant executives from April 1995 to January 1996. The Company would reimburse these individuals for any unused perishable product which the distributor returns prior to January 2, 1998 in unused condition.

     (B) In addition, as part of the distributor settlement, the Company was required to ship product, with a retail value of $3,900,000 of the Company's choice to distributors who became instant executives during the period from April 1995 through April 1996 and had expired, unredeemed order assurance certificates. The Company estimates that the Company's cost associated with these products to be approximately $534,000.

     (C) As part of the stockholders agreement, the Company agreed to pay $2,000,000 in cash to individuals who purchased common stock and warrants from July 11, 1995 through July 16, 1996.

     (D) In addition, the Company agreed to pay the plaintiffs attorney fees up to $600,000 and $300,000 of the stockholder class and distributor class, respectively.

          The total estimated settlement, including Company legal and administrative fees for the Federal Lawsuit was $5,535,000 which is reflected in operating expenses in the accompanying statement of operations for the year ended September 30, 1997. Of such amount, $1,332,314 remained unpaid as of September 30, 1997.

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

          In 1993, the Partnership collected NEC-Utah common stock valued at $114,458 ($.03 per share) from Mr. Jordan. Upon combination of the entities in the Merger, this stock was retired and the recognition of the $114,458 was reversed as these shares were effectively treasury shares of NFLI. In September 1995, the Company collected $160,680 from the sale of Mr. Jordan's house which is recorded as other income in the accompanying financial

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


statements. On October 4, 1995, the Bankruptcy Court for the Central District of California declared Mr. Jordan's debt to the Company non-dischargeable. Mr. Jordan did not file a notice of appeal. The Company has only received partial collection on the Judgment and due to Mr. Jordan's financial circumstances, it is presently unknown whether additional amounts will be collected and, therefore, no additional amounts have been recorded in the accompanying financial statements.

Cruise

      On February 11, 1997, the Board of Directors approved the rights of certain distributors to participate in a cruise during February 1998. In connection with this cruise, the Company will be conducting seminars for the education and development of its distributors. The $1.2 million estimated and accrued cost of the cruise is included in operating expenses. Of such amount, $1,195,150 remained unpaid as of September 30, 1997.

      In connection with the cruise, the Company obtained letters of credit from a financial institution to cover the cost of the cruise, expiring February 20, 1998. At September 30, 1997, the Company had $737,830 in letters of credit outstanding.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

      The Company purchases a significant portion of their inventory from one vendor. Until October 1997, a director of the Company was the president or consultant of the vendor, and until June 1995, the vendor was owned by a major stockholder of the Company. The items purchased are readily available from other vendors. During the years ended September 30, 1997, 1996 and 1995, the Company purchased $4,190,000, $5,234,000 and $2,258,000 of goods, respectively, from this vendor.

NOTE 10 - FOREIGN SALES

      For the years ended September 30, 1997, 1996, and 1995 the Company's net sales from foreign operations were $10,060,000, $7,982,000 and 6,482,000, respectively, including sales to customers in Canada totaling $6,795,000, $6,422,000 and $4,157,000, respectively. The gross profit percentages on all foreign sales are consistent with the overall gross profit percentages, however exchange rate fluctuations could have a future impact on the Company's gross profit margins.

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE


On April 9, 1996 the Company received a letter from KPMG Peat Marwick LLP informing the Company of KPMG Peat Marwick LLP's resignation as the Company's auditors, effective that date. KPMG Peat Marwick LLP was previously engaged as the principal accountant to audit the Company's financial statements for the Company's fiscal year ended September 30, 1995.

The Report of KPMG Peat Marwick LLP on the financial statements of the Company for fiscal year ended September 30, 1995 did not contain an adverse opinion or disclaimer of opinion nor was it modified as to uncertainty, audit scope or accounting principles. The Company does not believe that there were any disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the fiscal year ended September 30, 1995 and the subsequent interim period through April 9, 1996 which, if not resolved to KPMG Peat Marwick LLP's satisfaction, would have caused KPMG Peat Marwick LLP to make reference to the subject matter of the disagreement(s) in connection with its Reports.

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

                                    PART III


ITEMS 10, 11, 12 and 13 constituting Part III of this Form 10-K have been omitted from this Annual Report pursuant to the provisions of Instruction G(3) to Form 10-K as the Company intends to file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of its last fiscal year.


   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



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

   Exhibit 10.20 Employment Agreement, effective October 1, 1996, between Nutrition For Life International, Inc. and David P. Bertrand, filed as an Exhibit to the Report on Form 10-KSB for the fiscal year ended September 30, 1996 of the Registrant which
                   Exhibit is incorporated herein by this reference.

   Exhibit 10.21 Employment Agreement, effective October 1, 1996, between Nutrition For Life International, Inc. and Jana Mitcham, filed as an Exhibit to the Report on Form 10-KSB for the fiscal year ended September 30, 1996 of the Registrant which
                   Exhibit is incorporated herein by this reference.

   Exhibit 10.22 Agreement, effective October 24, 1997, among K.T. Corp., Kevin Trudeau and Nutrition For Life International, Inc.

   Exhibit 21      Subsidiaries of the Company.

   Exhibit 23.1    Consent of KPMG Peat Marwick LLP.

   Exhibit 23.2    Consent of BDO Seidman, LLP.

___________________________________________________


   * These exhibits were previously filed as exhibits to the Company's Registration Statement (File No. 33-92274), and are incorporated herein by reference.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NUTRITION FOR LIFE INTERNATIONAL, INC.
                             (Registrant)


Date:  January 7, 1998     By: /s/ David P. Bertrand
                               --------------------------------
                               David P. Bertrand, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  January 7, 1998      /s/ David P. Bertrand
                            -------------------------------------------------
                            David P. Bertrand, President, Principal Executive
                            Officer, Director and Chairman of the Board of
                            Directors


Date:  January 7, 1998      /s/ Jana Mitcham
                            -------------------------------------------------
                            Jana Mitcham, Executive Vice President, Secretary,
                            and Director


Date:  January 7, 1998      /s/ Barry C. Loder
                            -------------------------------------------------
                            Barry C. Loder, Vice President and Chief Financial
                            Officer


Date:  January 7, 1998      /s/ Ronnie D. Meaux
                            -------------------------------------------------
                            Ronnie D. Meaux, Vice President, Treasurer,
                            Assistant Secretary and Principal Accounting Officer


Date:  January 12, 1998     /s/ John R. Brown, Jr.
                            -------------------------------------------------
                            John R. Brown, Jr., Vice President


Date:  January 12, 1998     /s/ F. Wayne Ballenger
                            -------------------------------------------------
                            F. Wayne Ballenger, Director


Date:  January 12, 1998     /s/ M. F. Florence
                            -------------------------------------------------
                            M. F. Florence, Director


Date:  January 12, 1998     /s/ Richard S. Kashenberg
                            -------------------------------------------------
                            Richard S. Kashenberg, Director


Date:  January 12, 1998     /s/ Gregory Pusey
                            -------------------------------------------------
                            Gregory Pusey, Director