Form 10-Q
period 1997-12-31
NUTRITION FOR LIFE INTERNATIONAL INC
filed 1998-02-23
CIK 913614

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                        Commission File Number 0-26362



                    NUTRITION FOR LIFE INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


             Texas                                       76-0416176
 -----------------------------------               -------------------------
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

                                Yes    X       No
                                      ----        ----

     As of February 13, 1998 there were 5,845,486 shares of common stock,
                    $0.01 par value per share, outstanding.

NUTRITION FOR LIFE INTERNATIONAL, INC.
INDEX

                        PART I - FINANCIAL INFORMATION


                                                                        Page

ITEM 1.        FINANCIAL STATEMENTS

        Nutrition For Life International, Inc.

        Consolidated Balance Sheets                                      3
              December 31, 1997 and September 30, 1997

        Consolidated Statements of Operations                            4
              for the Three Months Ended December 31, 1997 and 1996

        Condensed Consolidated Statements of Cash Flows                  5
              for the Three Months Ended December 31, 1997 and 1996

        Notes to Financial Statements                                    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               7
         CONDITION AND RESULTS OF OPERATIONS


                          PART II - OTHER INFORMATION                   10




Signatures                                                              11

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                December 31,
                                                                    1997               September 30,
                                                                (Unaudited)                 1997
                                                               -------------           -------------
                                    Assets
Current assets:
        Cash and cash equivalents                             $    6,317,509               8,903,957
        Cash-restricted                                                    -                 513,195
        Receivables                                                1,228,395               1,547,479
        Inventories                                                7,946,054               7,920,454
        Deferred tax asset, net                                    1,443,000               1,888,442
        Refundable federal income taxes                            1,352,903               1,029,277
        Prepaid expenses and other assets                            727,703                 496,517
                                                               -------------           -------------
           Total current assets                                   19,015,564              22,299,321

Property and equipment, net                                        7,373,793               6,534,042
Intangible assets, net                                               137,116                 199,047
Other assets                                                         323,162                 315,026
                                                               -------------           -------------
                                                              $   26,849,635              29,347,436
                                                               =============           =============

                        Liabilities and Stockholders' Equity

Current liabilities:
        Accounts payable                                      $    4,565,030               3,707,930
        Accrued bonuses and commissions                            1,596,571               1,973,646
        Current portion of capital lease obligation                  157,739                 157,739
        Accrued expenses and other liabilities                       380,232               1,072,883
        Accrued cruise                                               700,074               1,195,150
        Lawsuit settlement accrual                                    25,175               1,332,314
        Deferred income                                            3,063,986               3,130,524
        Federal and franchise tax payable                             63,816                  43,216
        Dividends payable                                            115,798                 115,798
                                                               -------------           -------------
           Total current liabilities                              10,668,421              12,729,200

Deferred tax liability                                               300,000                 282,000
Long-term portion of capital lease obligation                        418,968                 478,220

Stockholders' equity:
        Preferred stock, $.001 par value; 1,000,000 shares
         authorized; none issued and outstanding                           -                       -
        Common stock, $.01 par value; 20,000,000 shares
         authorized; 5,775,835 and 5,775,835 shares, respectively     57,758                  57,758
        Additional paid-in capital                                10,688,951              10,688,951
        Retained earnings                                          4,812,257               5,176,539
        Cumulative foreign currency translation adjustment           (22,910)                  8,578
                                                               -------------           -------------
                                                                  15,536,056              15,931,826
        Less: Treasury stock - 9,000 shares at cost                  (73,810)                (73,810)
                                                               -------------           -------------
           Total stockholders' equity                             15,462,246              15,858,016
                                                               -------------           -------------
                                                               $  26,849,635              29,347,436
                                                               =============           =============


         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            THREE MONTHS
                                                         ENDED DECEMBER 31,
                                                     -------------------------
                                                         1997          1996
                                                     -----------  ------------
Net sales                                          $  18,383,502   19,269,268

Cost of sales                                         13,355,355   14,184,630
                                                     -----------   ----------
Gross profit                                           5,028,147    5,084,638
                                                     -----------   ----------
Operating expenses:
    Marketing, distribution and administrative
     expenses                                          5,209,637    5,580,599
    Lawsuit settlement                                         -    6,425,000
                                                     -----------   ----------
                                                       5,209,637   12,005,599
                                                     -----------   ----------
Loss from operations                                    (181,490)  (6,920,961)
                                                     -----------   ----------
Other income (expense):
    Interest, net                                         79,152      175,156
    Other, net                                            14,454      (31,714)
                                                     -----------   ----------
                                                          93,606      143,442
                                                     -----------   ----------

Loss before income tax expense (benefit)                 (87,884)  (6,777,519)

Income tax expense (benefit)                             160,600   (2,281,191)
                                                     -----------   ----------
Net loss                                           $    (248,484)  (4,496,328)
                                                     ===========   ==========

Basic loss per common share                        $       (0.04)       (0.81)
                                                     ===========   ==========
Diluted loss per common share                      $       (0.04)       (0.71)
                                                     ===========   ==========
Weighted average common shares:

    Basic                                              5,775,835    5,570,962
                                                     ===========   ==========
    Diluted                                            6,195,326    6,319,813
                                                     ===========   ==========

         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                           THREE MONTHS
                                                         ENDED DECEMBER 31,
                                                    ---------------------------
                                                        1997             1996
                                                    -----------      ----------

Net cash used in operating activities              $ (1,236,509         (88,253)

Net cash used in investing activities                (1,143,401)       (934,328)

Net cash used in financing activities                  (175,050)       (107,363)
                                                    -----------      ----------

   Net decrease in cash and cash equivalents         (2,554,960)     (1,129,944)

Cash and cash equivalents at beginning of period      8,903,957      15,589,032

Cumulative foreign currency translation adjustment      (31,488)         82,224
                                                    -----------      ----------
Cash and cash equivalents at end of period         $  6,317,509      14,541,312
                                                    ===========      ==========



         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



INTERIM FINANCIAL STATEMENTS

    The accompanying financial statements of Nutrition For Life International, Inc. (the Company) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 1997, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K. The results of operations for the period ended December 31, 1997 are not necessarily an indication of operating results for the full year.

    During the three months ended December 31, 1997 the Company adopted Statements of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to stockholders by the weighted number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

    Earnings per share amounts as required by Statements of Financial Accounting Standards No. 128 are calculated as follows:

                                   For the Three Months Ended December 31, 1997
                                   --------------------------------------------
                                          Loss         Shares      Per-Share
                                       (Numerator)  (Denominator)    Amount
                                       -----------  -------------  ---------
Net loss                               $ (248,484)

BASIC EPS
Net loss available
  to common stockholders                 (248,484)  5,775,835     $(.04)
                                                                    ===
EFFECT OF DILUTIVE SECURITIES
Warrants and options                                  419,491

Diluted EPS
Net loss available to common
  Stockholders + assumed
  conversions                         $  (248,484)  6,195,326     $(.04)
                                      ===========   =========     =====

                                   For the Three Months Ended December 31, 1996
                                   --------------------------------------------
                                          Loss         Shares      Per-Share
                                       <Numerator>  <Denominator>    Amount
                                       -----------  -------------  ---------


Net loss                              ($4,476,328)

BASIC EPS
Net loss available
  to common stockholders               (4,496,328)  5,770,962     $(.81)
                                                                  =====
EFFECT OF DILUTIVE SECURITIES
Warrants and options                                  748,851
                                                    ---------
Diluted EPS
Net loss available to common
  Stockholders + assumed
  conversions                         $(4,496,328)  6,319,813     $(.71)
                                      ===========   =========     =====

    The Company has not yet adopted Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", nor No. 131, "Disclosures about Segments of a Business Enterprise". The Company will be required to adopt these Statements during the fiscal year ended September 30, 1998. The Company does not believe either Statement will have a material impact on the financial statements.

NUTRITION FOR LIFE INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

Net sales for the three months ended December 31, 1997 decreased by $885,766 or 4.6% to $18,383,502 as compared to net sales of $19,269,268 for the three months ended December 31, 1996. At December 31, 1997, the Company had approximately 97,400 distributors compared to approximately 87,200 at December 31, 1996 and 98,500 at September 30, 1997. During the three months ended December 31, 1997 the number of active international distributors increased by approximately 1,400, while active distributors in North America decreased by approximately 2,500. Management believes that the regulatory scrutiny and legal proceedings filed against the Company in fiscal 1996 and concluded during fiscal 1997 as well as negative media reports continued to have a negative impact on distrbutor recruitment and retention and sales efforts by distributors during the first quarter of fiscal 1998. The ability of the Company to increase its number of active distributors and its sales per average number of distributors is material to the future operations and financial condition of the Company. The decrease in net sales is recapped below:


    Increase in sales due to increased number of distributors   $ 2,362,000

    Decrease in distributor average sales                        (3,248,000)
                                                                 ----------
                                                                $  (886,000)
                                                                 ==========

The Company's net sales per average number of distributors per month decreased from $74 during the three months ended December 31, 1996 to $63 for the three months ended December 31, 1997. No one distributor has directly accounted for more than 5% of the Company's net sales during either of the three month periods ended December 31, 1997 and 1996.

Cost of sales decreased by $829,275 or 5.9% to $13,355,355 for the three months ended December 31, 1997 from $14,184,630 for the three months ended December 31, 1996. Cost of sales as a percentage of net sales decreased from 73.6% in the three months ended December 31, 1996 to 72.7% in the three months ended December 31, 1997. Cost of sales, which includes product costs, commissions and bonuses paid to distributors, and shipping costs, is recapped below:

                                                          Three months ended
                                                            December 31,
                                                          ------------------
                                                          1997          1996
                                                          ----          ----
 Product costs                                            30.6%         29.5%

 Commissions and bonuses paid to distributors             35.2          38.2

 Shipping costs                                            6.9           5.9
                                                          ----          ----
                                                          72.7%         73.6%
                                                          ====          ====

Product costs as a percentage of cost of sales increased 1.1% primarily as a result of the reduction in the number of new executive initial purchases, which carried a lower product cost margin than products sold individually. In addition, there has been an increase in the amount of literature sales which carry a higher product cost margin. Commissions and bonuses paid to distributors decreased 3.0% as a result of the increased sales of products with higher cost margins. The products with higher product cost margins have a reduced base for the calculation of commissions and bonuses. During the three months ended December 31, 1997 the Company shipped an increased number of smaller orders which generally have higher associated shipping costs resulting in a 1.0% increase in shipping costs as compared to the similar period of 1996. Many of these smaller shipments were related to back ordered products as of September 30, 1997.

Gross profit as percentage of net sales increased from 26.4% for the three months ended December 31, 1996 to 27.4% for the three months ended December 31, 1997. Gross profit decreased 1.1% or $56,491 from $5,084,638 for the three months ended December 31, 1996 to $5,028,147 for the three months ended December 31, 1997.

Operating expenses decreased $6,795,962 or 56.6% from $12,005,599 for the three months ended December 31, 1996 to $5,209,637 for the three months ended December 31, 1997. The primary reason for the decrease was that no class action lawsuit costs were incurred during the three months ended December 31, 1997. The $6,425,000 lawsuit settlement charge in the three months ended December 31,1996 represented the Company's estimate of all costs of the lawsuit. Based upon subsequent experience, the Company revised the estimate to $5,535,000 during the three months ended September 30, 1997. As a percentage of net sales, marketing, distribution, and administrative expenses declined slightly to 28.3% for the three months ended December 31, 1997 from 29.0% for the three months ended December 31, 1996. The Company's future operating results will be negatively impacted if the Company is not successful in regaining its growth in sales experienced during the first half of fiscal 1996 or decrease its expenditures below current level.

Loss from operations for the three months ended December 31, 1997 decreased $6,739,471 or 97.4% to $181,490 from $6,920,961 for the three months ended
December 31, 1996, principally as a result of the decrease in operating expenses as explained above. The loss from operations for the three months ended December 31, 1997 and 1996 includes approximately $349,000 and $237,000, respectively, of operating loss from the Company's wholly-owned, consolidated subsidiaries which operate in foreign countries.

Other income decreased to $93,606 for the three months ended December 31, 1997 from $143,442 for the three months ended December 31, 1996. The decrease was primarily the result of a decline in net interest income due to a decrease in interest bearing deposits.

Although there was a loss before income tax expense (benefit) for the three months ended December 31, 1997, income tax expense of $160,000 was accrued based on the taxable income from domestic operations as the Company is not currently able to recognize any tax benefits from foreign operating losses.

Net loss was $248,484 for the three months ended December 31, 1997, a decrease of 94.5% compared to a net loss of $4,496,328 for the three months ended December 31, 1996. The decrease was principally the result of having no accrual for the settlement of the class action lawsuits in the three months ended December 31, 1997.

                        CHANGES IN FINANCIAL CONDITION

The Company had cash and cash equivalents of $6,317,509 at December 31, 1997 compared to $8,903,957 at September 30, 1997. The cash used in operating activities of $1,236,509 for the three months ended December 31, 1997 was significantly greater than the cash used in operating activities of $88,253 for the three months ended December 31, 1996. This increase was primarily due to the payments of lawsuit settlement accrual, accrued cruise, and accrued expenses and other liabilities. The Company used approximately $1,125,041 and $934,000, respectively, to purchase property and equipment during the three month periods ended December 31, 1997 and 1996. In addition, $115,798 was paid in dividends to shareholders during the three months ended December 31, 1997. The Company had working capital of $8,347,143 at December 31, 1997 compared to $9,570,121 at September 30, 1997.

NUTRITION FOR LIFE INTERNATIONAL, INC.

PART II OTHER INFORMATION

        Not applicable.

NUTRITION FOR LIFE INTERNATIONAL, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                                 (Registrant)



        Dated: February 23, 1998              By: /s/ John R. Brown, Jr.
                                                 ---------------------------
                                                 John R. Brown, Jr.
                                                 Vice President - Finance


                                              By: /s/ Ronnie D. Meaux
                                                 ---------------------------
                                                 Ronnie D. Meaux
                                                 Principal Accounting Officer