Form 10-Q
period 1998-03-31
NUTRITION FOR LIFE INTERNATIONAL INC
filed 1998-05-15
CIK 913614

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                         Commission File Number 0-26362



                     NUTRITION FOR LIFE INTERNATIONAL, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


               Texas                                    76-0416176
   ---------------------------------                -------------------
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

         As of May 12, 1998 there were 5,882,306 shares of common stock,
                    $0.01 par value per share, outstanding.

NUTRITION FOR LIFE INTERNATIONAL, INC.
INDEX
                         PART I - Financial Information

                                                                           Page

Item 1. Financial Statements

        Nutrition For Life International, Inc.

        Consolidated Balance Sheets                                          3
              March 31, 1998 and September 30, 1997

        Consolidated Statements of Operations                                4
              for the Three and Six Months Ended March 31, 1998 and 1997

        Condensed Consolidated Statements of Cash Flows                      5
              for the Six Months Ended March 31, 1998 and 1997

        Notes to Financial Statements                                      6, 7

Item 2. Management's Discussion and Analysis of Financial                    8
        Condition and Results of Operations


                          PART II - Other Information

Item 1.    Legal Proceedings                                                11

Signatures                                                                  12

                     NUTRITION FOR LIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                             March 31,
                                                                                               1998               September 30,
                                                                                            (Unaudited)                1997
                                                                                           -------------          -------------

                                                        ASSETS
Current assets:
     Cash and cash equivalents                                                             $   6,049,280             8,903,957
     Cash-restricted                                                                                                   513,195
     Receivables                                                                               1,103,619             1,547,479
     Inventories                                                                               8,099,475             7,920,454
     Deferred tax asset, net                                                                   1,543,000             1,888,442
     Refundable federal income taxes                                                           1,048,008             1,029,277
     Prepaid expenses and other assets                                                           818,462               496,517
                                                                                           -------------         -------------
         Total current assets                                                                 18,661,844            22,299,321

Property and equipment, net                                                                    7,592,843             6,534,042
Intangible assets, net                                                                            88,999               199,047
Other assets                                                                                     346,532               315,026
                                                                                           -------------         -------------
                                                                                           $  26,690,218            29,347,436
                                                                                           =============         =============


                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                      $   3,301,955             3,707,930
     Accrued bonuses and commissions                                                           1,669,706             1,973,646
     Current portion of capital lease obligation                                                 192,477               157,739
     Accrued expenses and other liabilities                                                      601,336             1,072,883
     Accrued cruise                                                                                --                1,195,150
     Lawsuit settlement accrual                                                                   93,070             1,332,314
     Deferred income                                                                           3,531,438             3,130,524
     Federal and franchise tax payable                                                           290,216                43,216
     Dividends payable                                                                           117,150               115,798
                                                                                           -------------         -------------
         Total current liabilities                                                             9,797,348            12,729,200

Deferred tax liability                                                                           300,000               282,000
Long-term portion of capital lease obligation                                                    501,521               478,220

Stockholders' equity:
     Preferred stock, $.001 par value; 1,000,000 shares
       authorized; none issued and outstanding                                                     --                    --
     Common stock, $.01 par value; 20,000,000 shares
       authorized; 5,829,435 and 5,775,835 shares, respectively                                   58,294                57,758
     Additional paid-in capital                                                               10,864,409            10,688,951
     Retained earnings                                                                         5,300,527             5,176,539
     Cumulative foreign currency translation adjustment                                          (58,071)                8,578
                                                                                           -------------         -------------
                                                                                              16,165,159            15,931,826
     Less: Treasury stock - 9,000 shares at cost                                                 (73,810)              (73,810)
                                                                                           -------------         -------------
         Total stockholders' equity                                                           16,091,349            15,858,016
                                                                                           -------------         -------------
                                                                                           $  26,690,218            29,347,436
                                                                                           =============         =============

          See accompanying notes to consolidated financial statements.

                     NUTRITION FOR LIFE INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                      THREE MONTHS                          SIX MONTHS
                                                                     ENDED MARCH 31,                      ENDED MARCH 31,
                                                               ----------------------------         ---------------------------
                                                                   1998             1997               1998             1997
                                                                   ----             ----               ----             ----
Net sales                                                     $ 17,579,203       21,200,000         35,962,705       40,469,268

Cost of sales                                                   11,843,911       15,688,411         25,199,265       29,873,040
                                                                ----------       ----------         ----------       ----------

Gross profit                                                     5,735,292        5,511,589         10,763,440       10,596,228

Operating expenses:
     Marketing, distribution and
          administrative expenses                                4,810,066        4,433,753         10,019,704       10,014,352
     Lawsuit settlement                                             --               --                 --            6,425,000
                                                                ----------       ----------         ----------       ----------
                                                                 4,810,066        4,433,753         10,019,704       16,439,352
                                                                ----------       ----------         ----------       ----------

Income (loss) from operations                                      925,226        1,077,836            743,736       (5,843,124)
Other income (expense):
     Interest, net                                                  13,561          159,516            92,713           334,672
     Other, net                                                     98,032          (46,878)           112,486          (78,592)
                                                                ----------       ----------         ----------       ----------
                                                                   111,593          112,638            205,199          256,080
                                                                ----------       ----------         ----------       ----------

Income (loss) before income tax expense (benefit)                1,036,819        1,190,474            948,935       (5,587,044)

Income tax expense (benefit)                                       431,400          464,060            592,000       (1,817,130)
                                                                ----------       ----------         ----------       ----------

Net income (loss)                                             $    605,419          726,414            356,935       (3,769,914)
                                                                ==========       ==========         ==========       ==========

Basic income (loss) per common share                          $     .10              .12                .06             (.60)
                                                                    ===              ===                ===              ===
Diluted income (loss) per common share                        $     .10              .12                .06             (.60)
                                                                    ===              ===                ===              ===
Weighted average common shares:
     Basic                                                       5,804,528        5,570,785          5,797,120        5,569,661
                                                                ==========       ==========         ==========       ==========
     Diluted                                                     6,161,530        6,260,427          6,193,810        6,291,553
                                                                ==========       ==========         ==========       ==========

          See accompanying notes to consolidated financial statements.

                     NUTRITION FOR LIFE INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                           SIX MONTHS
                                                                                                          ENDED MARCH 31,
                                                                                                  -----------------------------
                                                                                                       1998             1997
                                                                                                  -------------     -----------
Net cash provided by (used in) operating activities                                               $ (1,097,010)       3,175,942

Net cash used in investing activities                                                               (1,693,456)      (1,101,274)

Net cash provided by (used in) financing activities                                                      2,438         (210,716)

Cumulative foreign currency translation adjustment                                                     (66,649)          64,576
                                                                                                     ---------       ----------
     Net increase (decrease) in cash and cash equivalents                                           (2,854,677)       1,928,528

Cash and cash equivalents at beginning of period                                                     8,903,957       15,588,504
                                                                                                     ---------       ----------

Cash and cash equivalents at end of period                                                        $  6,049,280       17,517,032
                                                                                                     =========       ==========


          See accompanying notes to consolidated financial statements.

                     NUTRITION FOR LIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements of Nutrition For Life International, Inc. (the Company) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1998, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K. The results of operations for the period ended March 31, 1998 are not necessarily an indication of operating results for the full year.

     Subsequent to September 30, 1997 the Company adopted Statements of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to stockholders by the weighted number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

     Earnings per share amounts as required by Statements of Financial Accounting Standards No. 128 are calculated as follows:


                                                                     For the Six Months Ended March 31, 1998
                                                           ------------------------------------------------------------
                                                             Income                   Shares                  Per Share
                                                           (Numerator)             (Denominator)                Amount
                                                            ---------               -----------                 ------
     Net income                                            $ 356,935
                                                             =======
     Basic EPS:
     Net income available
       to common stockholders                              $ 356,935                  5,797,120               $  0.06

     Effect of dilutive warrants
       and options                                              --                      396,690                  --
                                                             -------                  ---------                ------
     Diluted EPS:
     Net income available to common
       stockholders + assumed
       conversions                                         $ 356,935                  6,193,810               $  0.06
                                                             =======                  =========                ======


                                                                      For the Six Months Ended March 31, 1997
                                                          -------------------------------------------------------------
                                                          Income (loss)               Shares                  Per Share
                                                           (Numerator)             (Denominator)               Amount
                                                            ---------               -----------                ------
     Net income (loss)                                    $(3,769,914)
                                                            =========
     Basic EPS:
     Net income (loss) available
       to common stockholders                             $(3,769,914)               5,569,661                $ (0.60)

     Effect of dilutive warrants
       and options                                              --                     721,892                    --
                                                           ----------                ---------                  ------
     Diluted EPS:
     Net income (loss) available to common
       stockholders + assumed
       conversions                                        $(3,769,914)               6,291,553                $ (0.60)
                                                            =========                =========                   ====

                                                                      For the Three Months Ended March 31, 1998
                                                          -------------------------------------------------------------
                                                              Income                   Shares                 Per Share
                                                            (Numerator)             (Denominator)              Amount
                                                             ---------               -----------               ------
     Net income                                             $ 605,419
                                                              =======
     Basic EPS:
     Net income available
       to common stockholders                               $ 605,419                5,804,528                $  0.10

     Effect of dilutive warrants
       and options                                                --                   357,002                    --
                                                              -------                ---------                  -----
     Diluted EPS:
     Net income available to common
       stockholders + assumed
       conversions                                          $ 605,419                6,161,530                $  0.10
                                                              =======                =========                  =====


                                                                      For the Three Months Ended March 31, 1997
                                                          -------------------------------------------------------------
                                                              Income                  Shares                   Per Share
                                                            (Numerator)            (Denominator)                Amount
                                                             ---------              -----------                 ------
     Net income                                             $ 726,414
                                                             ========
     Basic EPS:
     Net income available
       to common stockholders                               $ 726,414                5,570,785                $  0.12

     Effect of dilutive warrants
       and options                                              --                     689,642                    --
                                                             --------                ---------                 ------
     Diluted EPS:
     Net income available to common
       stockholders + assumed
       conversions                                          $ 726,414                6,260,427                $  0.12
                                                             ========                =========                   ====

The Company has not yet adopted Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", nor No. 131, "Disclosure about Segments of a Business Enterprise". The Company will be required to adopt these Statements during the fiscal year ended September 30, 1998. The Company does not believe either Statement will have a material impact on the financial statements.

NUTRITION FOR LIFE INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

                              Results of Operations

Net sales for the six months ended March 31, 1998 decreased by $4,506,563 or 11.4% to $35,962,705 as compared to net sales of $40,469,268 for the six months ended March 31, 1997. At March 31, 1998, the Company had approximately 88,000 distributors as compared to approximately 87,400 at December 31, 1997 and approximately 88,500 at September 30, 1997. The approximate number of distributors in 1997 have been revised based on discovery of a computer error. During the six months ended March 31, 1998 the number of active international distributors increased by approximately 3,000, while active distributors in North America decreased by approximately 3,500. Management believes that the regulatory scrutiny and legal proceedings filed against the Company in fiscal 1996 and concluded during fiscal 1997 as well as negative media reports continued to have a negative impact on distributor recruitment and retention and sales efforts by distributors during the first six months of fiscal 1998. The ability of the Company to increase its number of active distributors and its sales per average number of distributors is material to the future operations and financial condition of the Company. The decrease in net sales is recapped below:


  Decrease in sales due to decreased average number of distributors $(1,077,000)

  Decrease in distributor average sales                              (3,429,000)
                                                                      ---------

                                                                    $(4,506,000)
                                                                      =========

The Company's net sales per average number of distributors per month decreased from $74 during the six months ended March 31, 1997 to $68 for the six months ended March 31, 1998.

Cost of sales decreased by $4,673,775 or 15.7% to $25,199,265 for the six months ended March 31, 1998 from $29,873,040 for the six months ended March 31, 1997. Cost of sales as a percentage of net sales decreased from 73.8% in the six months ended March 31, 1997 to 70.1% in the six months ended March 31, 1998. Cost of sales, which includes product costs, commissions and bonuses paid to distributors, and shipping costs, is recapped below:


                                                                           Six months ended
                                                                               March 31,
                                                                       ------------------------
                                                                        1998              1997
                                                                        ----              ----
             Product costs                                              28.2%             29.9%

             Commissions and bonuses paid to distributors               35.5              37.6

             Shipping costs                                              6.4               6.3
                                                                         ---               ---
                                                                        70.1%             73.8%
                                                                        ====              ====

The percentage of product costs decreased 1.7% primarily as a result of selling price adjustments initiated during December 1997. The percentage of commissions and bonuses paid to distributors decreased 2.1% primarily because the basis for commissions was adjusted less than the selling prices. The 0.1% increase in shipping costs is not significant.

Gross profit increased 1.6% or $167,212 from $10,596,228 for the six months ended March 31, 1997 to $10,763,440 for the six months ended March 31, 1998. Gross profit as percentage of net sales increased from 26.2% for the six months ended March 31, 1997 to 29.9% for the six months ended March 31, 1998.

Operating expenses decreased $6,419,648 or 39.1% from $16,439,352 for the six months ended March 31, 1997 to $10,019,704 for the six months ended March 31, 1998. The primary reason for the decrease was that no class action lawsuit costs were incurred during the six months ended March 31, 1998. The $6,425,000 lawsuit settlement charge in the three months ended December 31, 1996 represented the Company's estimate of all costs of the lawsuit. Based upon subsequent experience, the Company revised the estimate to $5,535,000 during the three months ended September 30, 1997. As a percentage of net sales, marketing, distribution, and administrative expenses increased to 27.9% for the six months ended March 31, 1998 from 24.8% for the six months ended March 31, 1997 because of the decline in net sales. The Company's future operating results may be negatively impacted if the Company is not successful in regaining its growth in sales or decreasing its expenditures below current levels.

Income (loss) from operations for the six months ended March 31, 1998 increased $6,586,860 or 112.7% to $743,736 of income from operations from $5,843,124 of loss from operations for the six months ended March 31, 1997 principally as a result of the decrease in operating expenses as explained above. The income
(loss) from operations for the six months ended March 31, 1998 and 1997 includes approximately $524,000 and $210,000, respectively, of operating loss from the Company's wholly-owned, consolidated subsidiaries which operate in foreign countries.

Other income decreased to $205,199 for the six months ended March 31, 1998 from $256,080 for the six months ended March 31, 1997. The decrease was the result of a decline in net interest income due to a decrease in interest bearing deposits and to the recognition of interest expenses on capital lease obligations and non-recurring credits.

Income tax expense for the six months ended March 31, 1998 is higher than the amount computed at the statutory rate. As the Company is not currently able to recognize any tax benefits from foreign operating losses, tax expense is accrued on the taxable income of domestic operations.

Net income was $356,935 for the six months ended March 31, 1998, compared to a net loss of $3,769,914 for the six months ended March 31, 1997. The increase was principally the result of having no accrual for the settlement of the class action lawsuits in the six months ended March 31, 1998.

                         Changes in Financial Condition

The Company had cash and cash equivalents of $6,049,280 at March 31, 1998 compared to $8,903,957 at September 30, 1997. During the six months ended March 31, 1998, $1,097,100 of cash was used in operating activities as compared to the six months ended March 31, 1997 when $3,175, 942 of cash was provided by operating activities. This swing was primarily due to the payments of lawsuit settlement accrual, accrued cruise, and accrued expenses and other liabilities. The Company used approximately $1,661,000 and $1,101,000 respectively, to purchase property and equipment during the six month periods ended March 31, 1998 and 1997. In addition, $232,947 was paid in dividends to shareholders during the six months ended March 31, 1998. The Company had working capital of $8,864,496 at March 31, 1998 compared to $9,570,121 at September 30, 1997.

NUTRITION FOR LIFE INTERNATIONAL, INC.

Part II Other Information

       Item 1.    Legal Proceedings

                  In February 1998, the Company was named as a defendant in an action commenced in the United States District Court for the District of Wyoming by a distributor of the Company. Also named as defendants are Kevin Trudeau, the Trudeau Marketing Group and Veridien Corp. Veridien Corp. is a manufacturer of Virahol, a disinfectant which is distributed by the Company. Kevin Trudeau is a key distributor of, and consultant to, the Company. The plaintiff claims that the defendants misrepresented facts pertaining to Virahol in an attempt to entice her and others like her to join an illegal pyramid scheme. The plaintiff's claim is for out of pocket expenses of $1,913, the "benefit of the bargain" she made with defendants in an amount ranging from $240,000 to $4 million, medical expenses of $161 and damages to be determined for embarrassment, humiliation and emotional distress. The Company denies the allegations of the plaintiff and intends to vigorously defend this action.

NUTRITION FOR LIFE INTERNATIONAL, INC.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     NUTRITION FOR LIFE INTERNATIONAL, INC.
                                  (Registrant)



          Dated: May 15, 1998      By: /s/ John R. Brown, Jr.
                                      --------------------------------------
                                           John R. Brown, Jr.
                                         Vice President - Finance


                                   By: /s/ Julia J. Schreiber
                                      --------------------------------------
                                           Julia J. Schreiber
                                      Controller and Chief Accounting Officer