Form 10-Q
period 1998-06-30
NUTRITION FOR LIFE INTERNATIONAL INC
filed 1998-08-19
CIK 913614

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                        Commission File Number 0-26362



                    NUTRITION FOR LIFE INTERNATIONAL, INC.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Texas                                     76-0416176
 ------------------------------------            ------------------------
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

      As of August 13, 1998 there were 5,883,446 shares of common stock,
                    $0.01 par value per share, outstanding.

NUTRITION FOR LIFE INTERNATIONAL, INC.
Index

                        PART I - FINANCIAL INFORMATION


                                                                          Page

ITEM 1.  FINANCIAL STATEMENTS

         Nutrition For Life International, Inc.

         Consolidated Balance Sheets
              June 30, 1998 and September 30, 1997                          3

         Consolidated Statements of Operation
              for the Three and Nine Months Ended June 30, 1998 and 1997    4

         Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended June 30, 1998 and 1997              5

         Notes to Consolidated Financial Statements                         6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                9


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 12

Signatures                                                                 13

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                          Consolidated Balance Sheets

                                                                                    June 30,
                                                                                      1998            September 30,
                                                                                    (Unaudited)            1997
                                                                                   -----------        -----------
                                           ASSETS
Current assets:
        Cash and cash equivalents                                                 $  4,253,074       $  8,903,957
        Cash-restricted                                                                     --            513,195
        Marketable securities - available for sale                                   1,000,000                 --
        Receivables                                                                  1,175,085          1,547,479
        Inventories                                                                  8,752,025          7,920,454
        Deferred tax asset, net                                                      1,780,000          1,888,442
        Refundable federal income taxes                                              1,047,719          1,029,277
        Prepaid expenses and other assets                                              758,397            496,517
                                                                                   -----------        -----------
                Total current assets                                                18,766,300         22,299,321

Property and equipment, net                                                          7,378,587          6,534,042
Intangible assets, net                                                                  57,892            199,047
Other assets                                                                           311,661            315,026
                                                                                   -----------        -----------
                                                                                  $ 26,514,440       $ 29,347,436
                                                                                   ===========        ===========
                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                             3,436,761          3,707,930
        Accrued bonuses and commissions                                              1,015,251          1,973,646
        Current portion of capital lease obligation                                    192,477            157,739
        Accrued expenses and other liabilities                                         488,072          1,072,883
        Accrued cruise                                                                      --          1,195,150
        Lawsuit settlement accrual                                                       6,370          1,332,314
        Deferred income                                                              4,256,063          3,130,524
        Federal and franchise tax payable                                              527,216             43,216
        Dividends payable                                                              117,669            115,798
                                                                                   -----------        -----------
                Total current liabilities                                           10,039,879         12,729,200

Deferred tax liability                                                                 300,000            282,000
Long-term portion of capital lease obligation                                          462,378            478,220

Stockholders' equity:
        Preferred stock, $.001 par value; 1,000,000 shares
          authorized; none issued and outstanding                                           --                 --
        Common stock, $.01 par value; 20,000,000 shares
          authorized; 5,869,395 and 5,775,835 shares, respectively                      58,693             57,758
        Additional paid-in capital                                                  10,920,124         10,688,951
        Retained earnings                                                            4,861,543          5,176,539
        Cumulative foreign currency translation adjustment                             (54,367)             8,578
                                                                                   -----------        -----------
                                                                                    15,785,993         15,931,826
        Less: Treasury stock - 9,000 shares at cost                                    (73,810)           (73,810)
                                                                                   -----------        -----------
                Total stockholders' equity                                        $ 15,712,183       $ 15,858,016
                                                                                   -----------        -----------
                                                                                  $ 26,514,440       $ 29,347,436
                                                                                   ===========        ===========

         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                          THREE MONTHS                   NINE MONTHS
                                                                         ENDED JUNE 30,                 ENDED JUNE 30,
                                                                  ---------------------------     -------------------------
                                                                      1998           1997           1998            1997
                                                                      ----           ----           ----            ----
Net sales                                                        $ 15,414,795      22,600,186     51,377,500     63,069,456
Cost of sales                                                      10,656,483      17,209,303     35,855,748     47,082,346
                                                                  -----------     -----------    -----------    -----------
Gross profit                                                        4,758,312       5,390,883     15,521,752     15,987,110

Operating expenses:
        Marketing, distribution and
           administrative expenses                                  5,143,762       5,172,765     15,163,466     15,187,120
        Lawsuit settlement                                                 --              --             --      6,425,000
                                                                  -----------     -----------    -----------    -----------
                                                                    5,143,762       5,172,765     15,163,466     21,612,120
                                                                  -----------     -----------    -----------    -----------

Income (loss) from operations                                        (385,450)        218,118        358,286     (5,625,010)
Other income (expense):
        Interest, net                                                  19,467         195,792        112,180        530,464
        Other, net                                                     44,667         (54,242)       157,153       (132,834)
                                                                  -----------     -----------    -----------    -----------
                                                                       64,134         141,550        269,333        397,630
                                                                  -----------     -----------    -----------    -----------
Income (loss) before income tax expense (benefit)                    (321,316)        359,668        627,619     (5,227,380)

Income tax expense (benefit)                                               --         179,443        592,000     (1,637,687)
                                                                  -----------     -----------    -----------    -----------
Net income (loss)                                                $   (321,316)        180,225         35,619     (3,589,693)
                                                                  ===========     ===========    ===========    ===========
Basic income (loss) per common share                             $      (0.05)           0.03           0.01          (0.64)
                                                                  ===========     ===========    ===========    ===========
Diluted income (loss) per common share                           $      (0.05)           0.03           0.01          (0.64)
                                                                  ===========     ===========    ===========    ===========
Weighted average common shares:
        Basic                                                       5,888,525       5,584,613      5,819,922      5,575,952
                                                                  ===========     ===========    ===========    ===========
        Diluted                                                     5,888,525       6,214,668      6,210,712      5,575,952
                                                                  ===========     ===========    ===========    ===========

         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                 Nine Months
                                                                                                 Ended June 30,
                                                                                      ----------------------------------
                                                                                          1998                 1997
                                                                                          ----                 ----
Net cash provided by (used in) operating activities                                   $(2,677,908)            (1,289,886)

Net cash used in investing activities                                                  (1,791,523)            (1,814,483)

Net cash provided by financing activities                                                (118,507)               210,402

Cumulative foreign currency translation adjustment                                        (62,945)                   473
                                                                                      -----------           -----------
        Net increase (decrease) in cash and cash equivalents                           (4,650,883)           (2,893,494)

Cash and cash equivalents at beginning of period                                        8,903,957            15,588,504
                                                                                      ------------          -----------
Cash and cash equivalents at end of period                                            $ 4,253,074            12,695,010
                                                                                      ============          ===========

         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  INTERIM FINANCIAL STATEMENTS

        The accompanying financial statements of Nutrition For Life International, Inc. (the Company) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1998, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K. The results of operations for the period ended June 30, 1998 are not necessarily an indication of operating results for the full year.

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

        Earnings per share amounts as required by Statements of Financial Accounting Standards No. 128 are calculated as follows:

                                                                              For the Nine Months  Ended June 30, 1998
                                                                    ------------------------------------------------------------
                                                                      Income                     Shares                Per Share
                                                                    (Numerator)               (Denominator)             Amount
        Net income                                                  $   35,619
                                                                      ========
        Basic EPS:
        Net income available
          to common stockholders                                    $   35,619                  5,819,922              $   0.01
                                                                                                                        =======

        Effect of dilutive warrants
          and options                                                       --                    390,790
                                                                      --------                  ---------
        Diluted EPS:
        Net income available to common
          stockholders + assumed
          conversions                                               $   35,619                  6,210,712              $   0.01
                                                                      ========                  =========               =======



                                                                                For the Nine Months Ended June 30, 1997
                                                                      ----------------------------------------------------------
                                                                       Income (loss)               Shares             Per Share
                                                                       (Numerator)              (Denominator)           Amount
                                                                      --------------            -------------        ------------

       Net income (loss)                                               $  (3,589,693)
                                                                        ============
        Basic EPS:
        Net income (loss) available
          to common stockholders                                          (3,589,693)               5,575,952          $    (0.64)
                                                                                                                          =======
        Effect of dilutive warrants
          and options                                                             --                      --*
                                                                        ------------              -----------
        Diluted EPS:
        Net income (loss) available to common
          stockholders + assumed
          conversions                                                  $  (3,589,693)               5,575,952          $    (0.64)
                                                                        ============              ===========             =======


* Warrants and options totalling 697,522 are not incorporated in calculating Diluted EPS as the effect is anti-dilutive.


                                                                                For the Three Months Ended June 30, 1998
                                                                      ----------------------------------------------------------
                                                                       Income (loss)               Shares             Per Share
                                                                       (Numerator)              (Denominator)           Amount
                                                                      --------------            -------------        ------------

        Net income (loss)                                              $    (321,316)
                                                                        ============
        Basic EPS:
        Net income available
          to common stockholders                                       $    (321,316)               5,888,525           $   (0.05)
                                                                                                                          =======

        Effect of dilutive warrants
          and options                                                             --                      --*
                                                                        ------------              -----------
        Diluted EPS:
        Net income available to common
          stockholders + assumed
          conversions                                                  $    (321,316)               5,888,525          $    (0.05)
                                                                        ============              ===========             =======


* Warrants and options totalling 411,518 are not incorporated in calculating Diluted EPS as the effect is anti-dilutive.


                                                                                For the Three Months Ended June 30, 1997
                                                                      ----------------------------------------------------------
                                                                       Income (loss)               Shares             Per Share
                                                                       (Numerator)              (Denominator)           Amount
                                                                      --------------            -------------        ------------

        Net income                                                     $     180,225
                                                                        ============
        Basic EPS:
        Net income available
          to common stockholders                                       $     180,225                5,584,613          $     0.03
                                                                                                                         ========

        Effect of dilutive warrants
          and options                                                             --                  630,055
                                                                        ------------              -----------
        Diluted EPS:
        Net income available to common
          stockholders + assumed
          conversions                                                  $     180,225                6,214,668          $     0.03
                                                                         ===========              ===========            ========



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

NUTRITION FOR LIFE INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

Net sales for the nine months ended June 30, 1998 decreased by $11,691,956 or 18.5% to $51,377,500 as compared to net sales of $63,069,456 for the nine months ended June 30, 1997. At June 30, 1998, the Company had approximately 81,200 distributors as compared to approximately 88,000 at March 31, 1998, approximately 87,400 at December 31, 1997 and approximately 88,500 at September 30, 1997. During the nine months ended June 30, 1998 the number of active international distributors increased by approximately 500, while active distributors in North America decreased by approximately 7,800. The Company's results of operations depend to a significant degree on the motivation of its existing distributors and the attraction of new distributors to the Company. Management believes significant efforts will need to be undertaken to stimulate distributors' interest and to increase distributor recruitment and product sales.

  Decrease in sales due to decreased average number of distributors     $ (6,645,000)
  Decrease in distributor average sales                                   (5,047,000)
                                                                         -----------
                                                                        $(11,692,000)
                                                                         ===========

The Company's net sales per average number of distributors per month decreased from $74 during the nine months ended June 30, 1997 to $67 for the nine months ended June 30, 1998.

Net sales for three months ended June 30, 1998 decreased by 7,185,391 or 31.8% to $15,414,795 as compared to net sales of $22,600,186 for the three months ended June 30, 1997. In addition to the overall decline in net sales explained above, the Company encountered computer hardware problems during the three months ended June 30, 1998. Because of these problems the Company's ability to receive, process, and ship domestic orders was significantly reduced during the last two weeks of the period. Management estimates that net sales for the three months ended June 30, 1998 were reduced approximately $1,400,000 as a result of the computer hardware problems.

Cost of sales decreased by $11,226,598 or 23.8% to $35,855,748 for the nine months ended June 30, 1998 from $47,082,346 for the nine months ended June 30, 1997. Cost of sales as a percentage of net sales decreased from 74.7% in the nine months ended June 30, 1997 to 69.8% in the nine months ended June 30, 1998. Cost of sales, which includes product costs, commissions and bonuses paid to distributors, and shipping costs, is recapped below:


                                                                  Nine months ended
                                                                       June 30,
                                                                ----------------------
                                                                   1998         1997
                                                                ----------    --------
       Product costs                                               27.8%        30.7%
       Commissions and bonuses paid to distributors                35.6         37.1
       costs                                                        6.4          6.9
                                                                 ------        -----
                                                                   69.8%        74.7%
                                                                 ======        =====

The percentage of product costs decreased 2.9% and the percentage of commissions and bonuses paid to distributors decreased 1.5% primarily as a result of price adjustments initiated during December 1997. The 0.5% decrease in shipping costs resulted from negotiated carrier rate reductions.

Gross profit decreased 2.9% or $465,358 from $15,987,110 for the nine months ended June 30, 1997 to $15,521,752 for the nine months ended June 30, 1998. Gross profit as percentage of net sales increased from 25.3% for the nine months ended June 30, 1997 to 30.2% for the nine months ended June 30, 1998.

Operating expenses decreased $6,448,654 or 29.8% from $21,612,120 for the nine months ended June 30, 1997 to $15,163,466 for the nine months ended June 30, 1998. The primary reason for the decrease was that no class action lawsuit costs were incurred during the nine months ended June 30, 1998. The $6,425,000 lawsuit settlement charge in the three months ended December 31, 1996 represented the Company's estimate of all costs of the lawsuit. Based upon subsequent experience, the Company revised the estimate to $5,535,000 during the three months ended September 30, 1997. As a percentage of net sales, marketing, distribution, and administrative expenses increased to 29.5% for the nine months ended June 30, 1998 from 24.1% for the nine months ended June 30, 1997 because of the decline in net sales. The Company's future operating results may be negatively impacted if the Company is not successful in regaining its growth in sales or decreasing its expenditures below current levels.

Income (loss) from operations for the nine months ended June 30, 1998 increased $5,983,296 or 106.4% to $358,286 of income from operations from $5,625,010 of loss from operations for the nine months ended June 30, 1997 principally as a result of the decrease in operating expenses as explained above. The income (loss) from operations for the nine months ended June 30, 1998 and 1997 includes approximately $720,000 and $360,000, respectively, of operating loss from the Company's wholly-owned, consolidated subsidiaries which operate in foreign countries.

Other income decreased to $269,333 for the nine months ended June 30,1998 from $397,630 for the nine months ended June 30, 1997. The decrease was the result of a decline in net interest income due to a decrease in interest bearing deposits and to the recognition of interest expenses on capital lease obligations and non-recurring credits.

Income tax expense for the nine months ended June 30, 1998 is higher than the amount computed at the statutory rate. As the Company is not currently able to recognize any tax benefits from foreign operating losses, tax expense is accrued on the taxable income of domestic operations.

Net income was $35,619 for the nine months ended June 30, 1998, compared to a net loss of $3,589,693 for the nine months ended June 30, 1997. The increase was principally the result of having no accrual for the settlement of the class action lawsuits in the nine months ended June 30, 1998.

                        CHANGES IN FINANCIAL CONDITION

The Company had cash and cash equivalents of $4,253,074 at June 30, 1998 compared to $8,903,957 at September 30, 1997. During the nine months ended June 30, 1998, $2,677,908 of cash was used in operating activities as compared to the nine months ended June 30, 1997 when $1,289,886 of cash was used in operating activities. This swing was primarily due to the purchase of marketable securities - available for sale and the payments of lawsuit settlement accrual, accrued cruise, and accrued expenses and other liabilities. The Company used approximately $1,775,000 and $1,814,000, respectively, to purchase property and equipment during the nine month periods ended June 30, 1998 and 1997. In addition, $352,616 was paid in dividends to shareholders during the nine months ended June 30, 1998. The Company had working capital of $8,594,421 at June 30, 1998 compared to $9,570,121 at September 30, 1997.

NUTRITION FOR LIFE INTERNATIONAL, INC.

PART II OTHER INFORMATION

       Item 1.  Legal Proceedings

                In February 1998, the Company was named as a defendant in an action commenced in the United States District Court for the District of Wyoming by a distributor of the Company. Also named as defendants are Kevin Trudeau, the Trudeau Marketing Group and Veridien Corp. Veridien Corp. is a manufacturer of Virahol, a disinfectant which is distributed by the Company. Kevin Trudeau has been a key distributor of, and consultant to, the Company. The plaintiff claimed that the defendants misrepresented facts pertaining to Virahol. The action has been dismissed pursuant to a settlement arrangement among the parties. The outcome of this action is not material to the Company's operations.

NUTRITION FOR LIFE INTERNATIONAL, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                                 (Registrant)



Dated: August 19, 1998                By: /s/ John R. Brown, Jr.
                                         ---------------------------------
                                              John R. Brown, Jr.
                                           Vice President - Finance



                                      By: /s/ Julia J. Schreiber
                                         ---------------------------------
                                              Julia J. Schreiber
                                        Controller and Chief Accounting Officer