Form 10-K405
period 1998-09-30
NUTRITION FOR LIFE INTERNATIONAL INC
filed 1999-01-13
CIK 913614

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K

 X Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 (Fee Required) for the Fiscal Year Ended September 30, 1998

    Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required) for the Transition Period from ________ to
    ________

                        Commission file number 0-26362

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
            (Exact name of Registrant as specified in its charter)

            Texas                                       76-0416176
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         9101 Jameel
        HOUSTON, TEXAS                                    77040
(Address of principal executive office)                 (Zip Code)

        Issuer's telephone number, including area code:  (713) 460-1976

         Securities Registered Pursuant to Section 12(b) of the Act:



                                                  Name of each Exchange
    Title of each Class                            on Which Registered
          None                                             None

          Securities Registered Pursuant to Section 12(g) of the Act:

                          $.01 PAR VALUE COMMON STOCK
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 21, 1998 was $8,336,301.

The number of shares outstanding of the Registrant's common stock on December 21, 1998 was 5,808,595.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement which is expected to be filed within 120 days of the end of the Registrant's fiscal year ended September 30, 1998.

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

          The Company is including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. Actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, changes in business conditions, changes in distributor composition and the network marketing industry, the general economy, competition, changes in product offerings, international operations, as well as regulatory developments that could cause actual results to vary materially from the future anticipated results indicated, expressed or implied, in such forward-looking statements. The Company disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date hereof.

                                    PART I

                               ITEM 1. BUSINESS

Background

          The Company develops products that are designed for health-conscious consumers, and sells those products to consumers through its network of independent distributors. The Company has developed a network of approximately 80,000 distributors. The Company offers a product line of approximately 380 products in nine categories, including nutritional supplements, health foods, weight management items, skin care products, and other consumer products and services.

          The Company develops products that it believes will have market appeal to its distributors and their customers, and assists its distributors in building their own businesses. The advantage the Company offers to distributors is that they can start a business without normal start-up costs and other difficulties usually associated with new ventures. The Company provides product development, marketing aids, customer service, and essential record-keeping functions for its distributors. The Company also provides other support programs to the distributors including teleconferencing calls, international and regional seminars, a proprietary "monthly" magazine, business training systems and a site on the World Wide Web of the Internet (www.nutritionforlife.com).

          Distributors actively recruit interested people to become new distributors for the Company. These recruits are placed beneath the recruiting distributor in the "network" and are referred to by the Company as that distributor's "downline". Distributors earn commissions on sales generated by the distributors in their downline as well as on the sales they directly generate.

          The Company's marketing program is designed to provide incentive for distributors to build an organization of recruited distributors in their downline to maximize their earning potential. From September 30, 1997 to September 30, 1998, the number of distributors decreased approximately 8,500 from 88,500 to 80,000. See Item 1. "Business - Distribution and Marketing".

          In 1996 the Company's marketing program became the subject of regulatory scrutiny and the Company was named as a defendant in class action lawsuits. The Company believes that these matters have had a material effect on the Company's operations and financial condition. See Item 1. "Business - Risk Factors", Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

          The Company purchases most of its products directly from manufacturers and sells them to its independent distributors located in all 50 states, the District of Columbia, Canada, the United Kingdom, the Republic of Ireland, the Republic of Philippines, Guam and Puerto Rico. The Company has two wholly-owned subsidiaries, Nutrition For Life International (UK) Ltd. and Nutrition For Life International Philippines, Inc. Unless the context otherwise requires, the term the "Company" as used in this Annual Report on Form 10-K includes the Company's two wholly-owned subsidiaries.

          The Company intends to pursue its long-term business strategy of increasing sales and profitability by (1) attracting and retaining distributors to its network marketing system; (2) increasing product sales to existing distributors; (3) expanding its marketing activi-ties into new international markets; and (4) adding complimentary goods and services through new product offerings and strategic acquisitions.

          The Company's executive offices are located at 9101 Jameel, Houston, TX 77040. Its telephone number is (713) 460-1976.


Distribution and Marketing

          The Company's products are distributed through a network marketing system consisting of approximately 80,000 distributors. Distributors are independent contractors who purchase products directly from the Company for their own use and for resale to retail consumers. Distributors may elect to work on a full-time or part-time basis. Management believes that its network marketing system is well suited to marketing its nutritional supplements and other products because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, many of whom use the Company's products themselves. The Company encourages its distributors to use the Company's products. No one distributor directly accounted for more than 5% of the Company's sales in any of the past three fiscal years.


          The Company's ability to increase sales is significantly dependent on its ability to attract, motivate and retain distributors. The Company utilizes an innovative marketing program which it believes is superior to programs offered by other network marketing companies. The program provides financial incentives, distributor training and support, low priced starter kits, no inventory requirements, and low monthly purchase requirements. Management intends to reach potential new distributors through the Company's site on the World Wide Web, teleconferencing and regional sales meetings.

          Distributors' revenues are derived from several sources. First, distributors may receive revenues by purchasing the Company's products at wholesale prices and selling those products to customers at retail prices. Second, distributors earn the right to receive commissions upon attaining the level of "executive." Executive level distributors may earn commissions on product purchases by other distributors in their downline organization. The first level of each executive may have no more than four executives, and, until qualifying as a Platinum executive, commissions may be earned on the sale of product to executives in up to the first seven levels of their downline. The qualification for a distributor to earn commissions is a one time requirement and there are two ways of meeting this requirement which are as follows:

          . Generate cumulative qualifying product volume of $1,000 over any period of time.

          . Qualify to be an Executive right away by purchasing the $199
            Executive Business Pack, enroll in the Order Assurance Program (the "OAP") at the monthly level of $100 or the $100 AutoShip Program and subscribe to the $25 monthly Business Training System.

          "Qualifying product volume" is product the distributor and his downline distributors purchase at wholesale directly from the Company either for personal use or for sale to other customers at retail prices. There is no time limit to meet these qualifications, and distributors may choose to become executives the same day that they enroll as a distributor or over any period of time. An executive level distributor may attain higher levels of commission based on sales generated by distributors within his or her organization. For distributors who became executives prior to March 1, 1998, the only qualification to remain an executive is to purchase $100 in product every month, except that distributors who have become executives by generating cumulative qualifying product value of only $500 must continue their participation in the other programs noted above for one year from enrollment in order to maintain executive status. For distributors becoming executives subsequent to March 1, 1998, the qualifications to remain an executive are to purchase $100 in product every month and to be enrolled in the Business Training System. Management believes that the right of executive level distributors to earn commissions contributes significantly to the Company's ability to retain its productive distributors. Management also believes that the timely introduction of new and topical programs and products will assist in increasing its network of distributors.

          The Company previously designated a program as the "Instant Executive Program". The Instant Executive Program designation merely referred to the option by which distributors could choose to qualify immediately rather than through incremental product purchases over time. The Instant Executive Program, particularly as marketed by Mr. Kevin Trudeau, formerly a key distributor of the Company, was the subject of legal and regulatory scrutiny. The Company has discontinued the use of the terminology, "Instant Executive Program".

          In April 1996 the Attorney General of the State of Illinois (the "Attorney General") filed suit against the Trudeau Marketing Group, Inc.,
Kevin Trudeau, and Jules Leib, People v. Trudeau (the "Illinois Suit"). The Company was not named as a defendant in the Illinois Suit, but the Company's management viewed the Illinois Suit as an opportunity to discuss the Company's marketing program and to resolve confusion surrounding the program. On July 16, 1996, the Company entered into an "Assurance of Voluntary Compliance" (the "AVC") with the Attorney General. The AVC preserves the ability of a new distributor to become an executive distributor the day that he or she enrolls by generating at least $1,000 in qualifying product volume and by joining the OAP and the Company's business training program. Under the AVC, the Company was permitted to maintain its same executive level qualifications, but to aid clarification, it no longer uses the "instant executive" terminology.

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


          The Company entered into similar agreements with the states of Florida, Hawaii, Idaho, Kansas, Kentucky, Michigan, Missouri, New Jersey and Pennsylvania. The Company has agreed that in Florida, distributors who want to receive commissions must state, when placing orders, that they have sold to consumers 70% of their prior commissionable product purchase. The Company has agreed to establish procedures to independently verify consumer sales on a random basis and to sanction distributors submitting false information. Compliance by the Company with these agreements may make the program less attractive to distributors and prospective distributors. In particular, the Company believes that the special requirements in the Florida agreement have had a negative impact on the Company's ability to retain and attract distributors in Florida. These factors could negatively impact the Company's future operating results. The Company maintains an ongoing compliance program which includes periodic reporting to the states.

          To become a distributor, a person must be sponsored by an existing distributor, sign the official Distributor Agreement and purchase a "distributor success kit" from the Company. The Company revised its official Distributor Agreement in connection with the AVC. It is emphasized in the Distributor Agreement that in order for a distributor to be successful in the Company's program, the distributor must purchase and sell the Company's products at retail and sponsor other distributors to do the same. It is also noted that the distributor must retail or use in business building 70% of the product he or she purchases before more product may be purchased from the Company. A distributor success kit currently costs approximately $49 and provides sales aids, brochures, order forms, audio and video cassette recordings and a subscription to the Company's monthly publication, LIFESTYLES.

          The following table sets forth the number of the Company's distributors on the dates indicated:

                                                   AT SEPTEMBER 30,
                                          1998    1997(2) 1996    1995    1994
                                          ----    ----    ----    ----    ----
  Approximate number of distributors(1)  80,000  88,500  87,400  57,300  37,800


  (1) Includes "active" distributors only. A distributor remains active by generating a minimum of $40 in sales volume at least once every 12 months. In order to maintain executive status and to be eligible for commissions and bonuses, an executive distributor must generate a minimum of $100 in sales volume every month and be enrolled in the Company's Business Training System.

  (2) The approximate number of 1997 active distributors was revised downward in March 1998 from 98,500 as previously reported, upon the discovery of a computer error.

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

        The Company participates in rallies in various key cities in North America, Puerto Rico, the United Kingdom and Pacific Rim countries and participates in motivational and training events in key countries, all of which are designed to inform large numbers of prospective and existing distributors about the Company's product line and selling techniques. Distributors give presentations relating to their experiences with the Company's products and the methods by which they develop their distributor organizations. Specific selling techniques are explained, and emphasis is placed on the need for consistency in using such techniques. Participants are encouraged to ask questions regarding selling techniques and product developments and to share information with other distributors attending the rallies. Distributors are also given opportunities to interact with other distributors and to develop confidence in selling and goal-setting techniques. Motivation is offered to participants in the form of recognition, gifts, excursions and tours, which are intended to foster an atmosphere of excitement throughout the distributor organization. Prospective distributors are educated about the structure, dynamics and benefits of the Company's network marketing system. During the fiscal years ended September 30, 1998, 1997 and 1996, the Company expended approximately $679,000, $590,000, and $348,000, respectively, on promotional activities related to distributors' rallies and the annual convention. In February 1998 the Company sponsored a cruise for certain distributors at an additional cost of approximately $900,000. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        In July 1996 the Company entered into an Administrative and Consulting Services Agreement (the "1996 Agreement") with Distributor Services, L.L.C. ("DS"). DS is an affiliate of Nightingale-Conant ("NC"), at the time a major supplier of self improvement materials to the Company. The 1996 Agreement provided that, except to the extent the Company produced its own material in-house, DS had the exclusive right to produce and sell all of the Company's recruiting and training material. Such materials were to be produced and marketed at the expense of DS and DS was entitled to all revenues received from the sales of such materials. DS was also granted the exclusive right to produce, organize and sell, at its own expense, admission to all Company sponsored recruiting or promotional events and to receive all revenues therefrom. The Company had the exclusive right of approval over the content of all materials and meetings produced by DS. Without additional compensation, DS was to provide consulting services to the Company with respect to the Company's marketing strategy and program, including the Company's weekly teleconference, magazine and other communications with distributors. For a fee, DS also produced and provided for the Company each month at least four master cassettes for sale by the Company in the Company's Master Developer Series. The term of the 1996 Agreement was fifteen years and the parties agreed to negotiate in good faith successive fifteen year terms. The 1996 Agreement could be earlier terminated for breaches of any material obligation. Kevin Trudeau, formerly a key distributor of the Company, was principally responsible for DS's performance in connection with this 1996 Agreement. Mr. Trudeau produces certain self improvement tapes which are sold by NC to the Company and others. The Company purchased product and services in the aggregate of approximately $4,387,000, $6,494,000 and $2,273,000 from DS and NC in the years ended September 30, 1998, 1997 and 1996, respectively.

        In July 1997, DS made a promisory note payable to the Company in the amount of $632,000, plus interest at 8% per year, which represented the balance due the Company on account. The note was due and paid in July 1998.

        Associated with the termination of Kevin Trudeau's distributorship in October 1998, the Company, DS and NC entered into a severence agreement terminating the 1996 Agreement in which the Company agreed to pay NC and DS $2,047,000 and to issue NC a warrant to purchase 290,000 shares of the Company's common stock to satisfy all accounts payable and other amounts claimed by them for materials previously delivered to the Company, as well as for the purchase of all of DS's inventory of audio and video tapes, including all of the master disks for such audio and video tapes, and other materials used to promote the Company, and for cancellation of the 1996 Agreement.

        Approximately $967,000 was paid upon execution of the severence agreement, with the balance of $1,080,000 represented by a promissory note payable in 30 equal monthly interest free payments of $36,000 beginning November 1, 1998. The note is subordinated to working capital loans obtained by the Company in the ordinary course of business, tax and other governmental charges, and other obligations incurred in the ordinary course of business for obtaining goods and services.

         The Company issued NC a warrant entitling NC to purchase up to 290,000 shares of the Company's Common Stock at $5.50 per share at any time until October 31, 2003. NC also agreed that for a five year period it would not directly or indirectly seek to acquire a controlling interest, as defined under the rules and regulations promulgated by the Securities and Exchange Commission in the Company without the prior written consent of the Company's Board of Directors. Since the warrants were actually issued in October 1998 the Company has accrued an expense of $702,000 as of September 30, 1998 and will record that amount in "Additional Paid In Capital" in October 1998.

         The Company has accounted for the transactions as of September 30, 1998. The amount paid for the audio production rights was approximately $1,400,000 and will be amortized beginning in November 1998 over an expected recovery period of three-years. Expense relative to the warrants issued to NC has been determined by utilizing the Black-Scholes method to be approximately $702,000. Such expense is included in the accompanying financial statements as "Other expense - Contract termination" and "Accrued expense - Nightingale Conant". Since the warrants were actually issued in October 1998 the Company has accrued an expense of $702,000 as of September 30, 1998 and will record that amount in "Additional Paid In Capital" in October 1998. Additionally, the cash paid upon the execution of the agreement of approximately $976,000 has also been included in "Accrued expenses - Nightingale Conant".

        In addition to continuing to offer certain NC products through its distributor network, the Company also agreed to utilize NC's services on an exclusive basis for a 30-month period to reproduce audiotapes for the Business Training System made by the Company.

          The Company is now internally providing the services previously performed by DS. To facilitate this the Company has hired three former employees of DS to assist in event organization and scheduling. The Company now produces, organizes and, when appropriate, sells admission to its recruiting and promotional events and retains all such revenue. Additionally, existing in-house staff, facilities and certain executive distributors are being utilized to produce the Company's recruiting and training materials, including its monthly Business Training System. The Company believes that it has the personnel and facilities to perform the services previously provided by DS.

          Car Bonus Program. The Company offers a car bonus program, whereby it makes car payments up to $3,500 per month for qualifying distributors.
The Company has no liability relating to the financing or purchasing of the automobile. The car bonus program was initiated in fiscal 1990. At September 30, 1998, the Company had approximately 300 distributors in the program. The requirements for a distributor to qualify for the car bonus program are as follows:

                 Generate $100 sales volume for nine consecutive months (or six months if the distributor commits to the optional Order Assurance Program at the $100 per month level and subscribes to the optional Business Training System).

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

            House Bonus Program. The Company offers a house payment bonus program, whereby it makes house payments up to $5,000 per month. The Company has no liability relating to the financing or purchasing of the house. The house payment bonus program was initiated in September 1998. At September 30, 1998 the Company had 23 distributors in the program.To qualify for the house payment bonus program a distributor must be a fully qualified Four or Five-Star Platinum Executive who has 300 (Four-Star) or 400 (Five-Star) "unencumbered" Executives in his or her personal lines of sponsorship who are each purchasing $100 sales volume per month. An unencumbered executive is someone in a distributor's personal line of sponsorship who does not fall under another Four or Five-Star Platinum Executive who is also qualified to receive the House Payment Bonus.

          Order Assurance Program. The Company provides a program whereby distributors may enroll in a minimum ordering program in order to enhance their eligibility for commissions. Minimum orders ranging from $41 to $301 per month are automatically placed by credit card or check. Differing amounts for the optional Order Assurance Program ("OAP") exist to allow generation of sales volume at various levels that generally correspond to commission and bonus qualification levels, i.e., $100 is the minimum sales volume to remain an active executive; $100 is the minimum sales volume qualification level for the car bonus program; $160 is the minimum sales volume to be eligible for gold executive; $300 is the minimum sales volume requirement to be a platinum executive; and $300 is the minimum sales volume qualification level for the house payment program. Therefore, the OAP promotes sales for the Company and the distributors participating in bonus programs. The OAP was initiated in fiscal 1993. The OAP is voluntary and no restrictions are placed upon any participant's ability to exit the OAP. The Company has agreed in the AVC that, effective in January 1997, a distributor would not receive additional product certificates under the OAP and would be given 30 days notice that their OAP status would be suspended if: (i) four monthly unredeemed certificates were issued consecutively to the distributor for a maximum credit of four times the distributors enrollment level; or (ii) the distributor has accumulated unredeemed certificates with a total face value of six times the distributors then designated OAP amount. However, these requirements would not be applicable if the distributor redeems one or more of the issued certificates, or notifies the Company that he is accumulating toward a "big ticket" item. The Company also agreed in the AVC to encourage distributors to redeem their certificates for product. As of September 30, 1998, 1997 and 1996, respectively, there were approximately 35,100, 34,400 and 41,700 distributors enrolled in the OAP.

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

          Mind And Body Institute. In January 1997, the Company began a series of one-day product workshops designed to enhance distributor understanding and appreciation of the Company's product line.

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

          Business Training System. The Company provides a monthly subscriber service of leading self development books and audio and video programs that serve as a link between the philosophy and ideals of the Company and its distributors. Prior to September, 1998 the Company offered a s imilar monthly subscriber service known as the "Master Developer Series".

          Product Literature. The Company produces for its distributors comprehensive and attractive four color catalogues and brochures that display and describe the Company's products.

          Toll Free Access.   The Company furnishes toll free numbers for:
(1) placement of orders, (2) customer service assistance, and (3) faxing of orders.

          Management also believes that a significant part of its growth is dependent upon the enthusiasm and momentum generated by executive level distributors who are able to motivate their downline organizations through various marketing methods, including the use of newsletters, brochures and other sales aids and the holding of meetings and rallies at the expense of the sponsoring distributor.

          Commencing with the last quarter of the fiscal year ended September 30, 1995, one executive level distributor, Mr. Kevin Trudeau, was particularly noteworthy in this regard, and he made a significant contribution to the growth of the Company. Effective October 24, 1997, Mr. Trudeau entered into an exclusivity agreement with the Company for a period of eight years. Under the agreement, Mr. Trudeau was to devote substantial effort to his position as a key distributor of the Company, which included conducting opportunity meetings and training seminars, producing tapes for the Company's Master Developer Series, and consulting with Management of the Company. Mr Trudeau agreed that during the term of the exclusivity agreement and for nine months after termination, he would not engage in any business that markets products through a network or multilevel marketing system other than through the Company or its affiliates. Pursuant to the agreement, Mr Trudeau was expected to continue to engage in other business activities (which included sales of products similar to those offered by the Company so long as they were not offered through a network marketing system) and it was acknowledged that he was not an employee, director or officer of the Company and was not involved in management of the Company. Mr Trudeau was entitled to receive approximately 0.75% of the Company's sales on a monthly basis (which commenced in October 1997), in addition to his regular distributor earnings. Mr. Trudeau sponsored radio and newspaper advertisements and radio and television infomercials to attract new distributors. Mr. Trudeau has substantial prior experience in product sales through the use of infomercials and is the author of Kevin Trudeau's Mega Memory book which was published in 1995 by William Morrow.

          During the past five years, Mr. Trudeau also engaged in other activities, including KT Corp., which was a distributor of the Company, the Trudeau Marketing Group, and Distributor Services, L.L.C., which marketed sales aids, memory tapes and other products to distributors of the Company, and Mega Systems, Inc., which markets memory and other home study courses.
Mr. Trudeau is no longer employed by Mega Systems, Inc. In January 1998 Mr. Trudeau and Mega Systems, Inc. entered into a settlement with the U.S.
Federal Trade Commission ("FTC"), in which Mr. Trudeau agreed to pay $500,000 in consumer redress and to be barred from making false claims regarding the "Mega Memory" System. Mr. Trudeau also agreed to establish a $500,000 escrow account or performance bond to assure compliance. Mr. Trudeau also agreed with the FTC that he would be required to have substantiation, which, when appropriate, must be scientific, for claims about the benefits, performance or efficacy or any product he advertises, promotes, sells or distributes in the future. He was also barred from misrepresenting the existence, contents, validity, results, conclusions or interpretations of any test, study or research. It is unknown whether this matter will affect the Company's distribu tion and marketing of "Mega Memory" tapes or other products produced by Mega Systems, Inc. See Item 1. "Business - Risk Factors".

          In 1990 Mr. Trudeau plead guilty in a Massachusetts state court to larceny involving a bank overdraft. He was incarcerated for 21 days and received a suspended sentence of three years. In 1991, Mr. Trudeau plead guilty in federal court in Massachusetts to credit card fraud involving the use of credit cards belonging to others for personal use and was sentenced to 24 months incarceration and 24 months supervised release. Mr. Trudeau informed the Company that he is no longer under any parole or other type of supervised provisions. In addition, in 1990, Mr. Trudeau filed a Petition under Chapter 13 of the Bankruptcy Code in the United States Bankruptcy Court in Dallas, Texas. Shortly after the filing, Mr. Trudeau withdrew the Petition and no further action was taken. Mr. Trudeau has been the subject of regulatory scrutiny and certain legal proceedings. Mr. Trudeau was a key independent distributor of the Company, but was not an officer or director of the Company, and was not authorized to make statements about Company policy. See Item 1. "Business - Risk Factors".

          In August 1998 the Company and Mr. Trudeau entered into an agreement to end their business relationship. Mr. Trudeau and the Company agreed that their October 1997 agreement and his distributorship were terminated and that Mr. Trudeau would not contest such terminations. Mr. Trudeau agreed that he would comply with the nine-month non-competition provisions of the October 1997 agreement. Additionally the Company and Mr. Trudeau agreed that the Company would purchase the approximate 70,000 shares of Common Stock and 40,000 stock purchase warrants owned by Mr. Trudeau at the then market price of approximately $459,000.

          The Company is hopeful that the termination of the business arrangement with Mr. Trudeau will have a positive impact on its future operations. By refocusing attention on a large number of highly motivated executive level distributors rather than one individual the Company believes that it is better positioned to increase its sales of product and the level of distributor recruitment. The Company believes that the enthusiasm and momentum generated by executive level distributors who will now be able to motivate their downlines utilizing non-Trudeau methods may result in a more consistent and sustainable growth. See Item 1. "Business - Risk Factors".

Markets

The following chart sets forth the countries in which the Company currently operates, the year operations were commenced in each country, and historical sales information by country during the periods indicated.



                                                                 YEAR ENDED SEPTEMBER 30
                                                                     (in Thousands)
        Country             YEAR ENTERED       1998           1997           1996         1995          1994
        -------             ------------       ----           ----           ----         ----          ----
        United States          1984          $60,400        $73,000         $89,400      $25,800      $14,700
        Canada                 1993            4,800          6,800           6,400        4,200        2,400
        Puerto Rico            1994              200            500           1,200        2,200          300
        United Kingdom(1)      1996            3,500          2,500             200           --           --
        Korea(2)               1991               --             --             100          100          100
        Philippines(2)         1993              700            200             100          100          100


  (1) The Company commenced operations in the United Kingdom in September 1996. The Company commenced operations in Ireland in May 1997, which results are included in the United Kingdom.

  (2) The Company has historically sold its products in Korea and the Philippines which do not use the Company's network marketing system. The Company introduced its network marketing system in the Philippines in July 1997.

          The Company's long-term plan is to enter additional markets outside the continental United States. Regulatory approvals may be required in some instances. During the regulatory compliance process, the Company may alter the formulation, packaging or labeling of its products to conform to applicable regulations as well as local variations in customs and consumer habits, and the Company may modify certain aspects of its network marketing system as necessary to comply with applicable regulations.

          The Company may also need to undertake the steps necessary to meet the operational requirements of new markets, including plans to satisfy the inventory, distribution, personnel and transportation requirements of the new market. The Company may also need to modify its distributor manuals, cassette recordings, videocassette and other training materials as necessary to be suitable for the new market. The Company has prepared manuals in English, French and Spanish. Currently, the Company's products are distributed to all markets from the Company's Houston, Texas distribution center. The Company also maintains distribution centers in Alaska, Hawaii and Puerto Rico. The Company has established an office and warehouse center in Warrington, England to provide administrative, shipping and warehouse support for the Company's operations in the United Kingdom and Ireland. The Company has also established an office in Pasig City, Philippines in addition to warehouse centers in Quezon, Davao and Cebu, Philippines.

          The Company is currently evaluating its options relative to continuing certain of its international operations. Such options include but are not limited to the continued operation of its subsidiaries or the sale or closure of certain operations. As of September 30, 1998 the Company has established no formal plan of action.

          The uncertain Asian economic situtation has had a negative impact on the Company's operations in the Philippines. The exchange rate between the Philippines peso and the US dollar has declined from approximately 28 to 1 at the formation of that subsisdiary to approximately 44 to 1 as of September 30, 1998. As a result the Company has realized exchange rate losses of approximately $212,000 and $78,500 for the years ended September 30, 1998 and 1997, respectively in the Philippines.

Products
          The Company markets and distributes an extensive product line of approximately 380 items in nine different categories: (1) vitamins, minerals and antioxidants; (2) Nutique personal care items; (3) food and weight management items; (4) herbal formulas;
(5) homeopathic and special formulas; (6) cleaning concentrates; (7) filtration systems; (8) self-improvement programs; and (9) services. The line consists of primarily consumable products that are designed to target the growing consumer interest in natural health alternatives for nutrition and personal care. In developing its product line, the Company has emphasized quality, purity, potency, and safety.

          Vitamins and minerals and antioxidants. The Company markets 47 vitamin and mineral products that are offered in a variety of combinations including the Company's proprietary Grand Master(R), Master-Key-Plus(R), and OraFlow Plus(R) formulations.

          Nutique personal care items. The Company markets 28 Nutique hair and skin care products including skin care formulas for men and women, shampoo and conditioner, hand and body lotions, sunscreen, an alphahydroxy acid skin rejuvenating complex, and a thigh creme. Each of these products contains ingredients that are formulated to promote healthier looking skin and hair.


          Food and weight management items. The Company markets 70 food and weight management products. These include a whey beverage in five flavors, the Nutri-Mac line of pastas, the Nutri-Blend flour and baking mixes, instant food shakes, fiber products, the Nutri-Cookie(R), and Lean Life(R), a herbal weight management formulation, and a line called Heartful Gourmets(R), which are soy-based meals and snacks .

          Herbal formulas. The Company's 33 herb and herbal formulation products are produced using only natural ingredients and are precisely measured and carefully processed into a convenient tablet or capsule form. The line consists of many traditionally popular herbs such as alfalfa, ginkgo biloba, garlic, Cat's Claw, and St. John's Wort, as well as special blends developed by the Company.

          Homeopathic and special formulas. Homeopathic remedies, when prepared in minute amounts, mimic disease symptoms and stimulate the body's defense systems. The Company offers 75 homeopathic remedies that have been formulated in accordance with the Homeopathic Pharmacopoeia of the United States. In addition, the Company markets a variety of other special formula products including shark cartilage liquid and capsules, pain relief formulations, cough syrup, digestive aids, sports massaging gel, a special formula dentifrice and special phytochemical products.

          Cleaning concentrates. The Company markets household cleaning products that are non-volatile and biodegradable. There are 29 products, including a liquid hand and body soap, dishwasher concentrate, laundry concentrates, laundry softener, a heavy duty cleaner-degreaser, and a pine disinfectant, and a line of anti-microbial and anti-viral disinfectants.

          Filtration systems. The Company markets 51 products designed to test or improve the quality of air and water, including electrostatic air filters and water filtration systems.

          Self improvement programs.   The Company markets 47 motivational
and self improvement tapes and other products. Prior to September, 1998 the self improvement tapes were purchased primarily through arrangements with Nightingale-Conant Corporation. Effective September, 1998 the Company began internally producing such tapes to supplement tapes available from Nightingale-Conant Corporation.

          Services. The Company began a ninth marketing category in the fiscal year ended September 30, 1997 called "Services." Two services are currently being offered to distributors and customers: LIFEdial 1 Plus and Body Check. LIFEdial 1 Plus is a discounted long distance package. Distributors may sign-up for the service and sell it to customers. Body Check is a hair analysis which tests the level of 21 elements normally found in the body. The resulting report also includes information regarding exposure to toxic substances. The Body Check report can then be used to make recommendations for the individual's specific nutritional supplements.

          During the last three fiscal years, no single product has accounted for 10 percent or more of the Company's revenue. The Company continually seeks to identify, develop and introduce innovative, effective and safe products. During the fiscal year ended September 30, 1998, 1997 and 1996, the approximate number of new products and services introduced by the Company was 16, 44, and 50, respectively. Management believes that its ability to introduce new products increases its distributors' visibility and competitiven ess in the marketplace.

          The Company maintains significant amounts of products in its inventory to meet rapid delivery requirements of customers and to minimize product back orders, which historically have not been significant. However, the Company did experienced significant backorders in the fiscal year ended September 30, 1997. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Due to the nature of the Company's business, the Company typically does not carry a substantial backlog of orders.

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

          The Company installed a White(R) automated inventory storage and retrieval system in 1997 in its warehouse/shipping facilities in Houston during 1997. The system has improved operator productivity, reduced error rates and increased the speed of throughput. The Company believes that it wil be able to handle substantially increased sales volumes without material staffing increases as a result of the installation of the White(R) system. The total cost including implementation and training was approximtely $1,000,000.

          The Company completed the installation of SAP(R), an enterprise wide state-of-the-market computer information system during 1998. The system is expected to provide improved administrative cost control, enhanced customer service and improved multinational support. The total cost, including implementation and training, was approximately $3,000,000. The Company has entered into a lease arrangement for a portion of this system. See Item 1. "Business-Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

Manufacturing and Supplies

          The Company currently purchases all of its vitamins, nutritional supplements and all other products from third parties that manufacture such products to the Company's specifications and standards. The Company purchased products from NION Laboratories ("NION") in the approximate amounts of $494,000, $4,190,000, $5,234,000 for the fiscal years ended September 30, 1998 and 1997 and 1996, respectively. Richard S. Kashenberg, a director of the Company, served as the chief executive officer of NION until December 1996, and as a consultant to NION from January to October 1997. Until June, 1995 NION was owned by

Shermfin Corp., the Company's largest shareholder, and Mr. Kashenberg. Since June 1995 NION has continued to be a supplier of product to the Company.

          In July 1998, the Company entered into an agreement with VitaRich Laboratories, Inc. ("VitaRich") in which the Company agreed to advance VitaRich up to $800,000 to secure the purchase of a sufficient quantity of certain nutritional supplement raw materials to meet the Company's anticipated need for rapid delivery of product and to obtain such product at discounted prices. The agreement is for three years and requires that the Company provide VitaRich with periodic estimates of anticipated needs, as well as actual use rates of the requested product.

          The Company made an initial deposit of $400,000 to VitaRich and has agreed that it will maintain a deposit in the amount of 40% of its outstanding purchase orders with VitaRich. VitaRich is required to use the deposit for the purchase of raw material and the processing of finished product in sufficient kinds and quantifies to enable the Company to (i) meet its anticipated need for the product, (ii) maximize the costs savings to VitaRich and provide the Company with reduced prices through the purchase of bulk quantities of raw materials, and (iii) enable VitaRich to meet the Company's rapid delivery requirements.

          Unless the agreement is terminated before its expiration, the Company is not required to make additional deposits beyond the third year. Additionally, VitaRich is required to repay any outstanding deposits by crediting the Company with an amount equal to 10% of each purchase order placed by the Company until such time as all advances have been repaid. The Company has a first priority security interest in all of VitaRich's interest in the inventory, warehouse receipts, documents of title, accounts receivable and proceeds of insurance related to the raw materials purchased by VitaRich on behalf of the Company.
As of September 30, 1998 the Company had advanced VitaRich a total of $400,000 which amount is included in prepaid expenses in the financial statements in
Item 7.

          The Company does not have long term supply agreements with any vendor other than VitaRich. Although the Company believes that it could establish alternate sources for most of its products, any delay in locating and establishing relationships with new sources could result in product shortages and back orders for the products, with a resulting loss of revenues to the Company. In addition, such delays could interrupt growth of product sales and distributor recruitment.

          The Company places significant emphasis on quality control. All nutritional supplements, raw materials and finished products are subject to sample testing, weight testing and purity testing by independent laboratories.

Trademarks and Service Marks

          Most products are packaged under the Company's "private label". The Company has registered trademarks with the United States Patent and Trademark Office for its Master Key Plus(R), Oraflow Plus(R), LeanLife(R), Nutri-Cookie(R), Requin 3(R), Grand Master(R), Phytonol(R), BioWater(R), E-Lemonator(R) and Phytogreen(R) and Nutrition For Life(R). It has applied for trademark registration for its BioGlow(R), BioRub(R), MasterPiece(TM), PowerPlay(TM), Snoreless(TM), ItchBuster(TM) , and PyruBalance(TM).

Competition

          The Company competes with many companies marketing products similar
to those it sells and markets.   It also competes intensely with other
network marketing companies in the recruitment of distributors. The Company's ability to remain competitive depends, in significant part, on its success in recruiting and retaining distributors. From the last quarter of the fiscal year ended September 30, 1995 through the last quarter of the year ended September 30, 1998, one executive level distributor, Kevin Trudeau and his marketing organization, made a significant contribution to the growth of the Company. The Company and Mr. Trudeau recently terminated their relationship. See Item 1. "Business - Distribution and Marketing" and "Risk Factors". There can be no assurance that the Company's programs for recruitment and retention of distributors will be successful in the future.

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

          The Dietary Supplement Law provides for regulation of Statements of Nutritional Support ("Statements"). These Statements may be made if they are truthful and not misleading and if "adequate" substantiation for the claims if available. Statements can describe claims of enhanced well-being from use of the dietary supplement or product statements that relate to affecting a structure or function of the body. However, Statements cannot claim to diagnose, treat, cure, or prevent any disease, regardless of the possible existence of scientific reports substantiating such claims.

          Statements appearing in dietary supplement labeling must be accompanied by a disclaimer stating that the FDA has not evaluated the Statements. Notification to the FDA of these Statements is not considered approval of the Statements of products. If the FDA determines in possible future proceedings that dietary supplement Statements fail to met the requirements of the Dietary Supplement Law., a product may be subject to regulation as a drug. The FDA retains all enforcement means available to it (i.e. seizure, civil or criminal penalties, etc.), when investigating or enforcing labeling claims.

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

          The FDA also regulates the formulation and manufacture of dietary supplements distributed by the Company. The FDA has published proposed regulations for the manufacture of dietary supplements called cGMP's. Final cGMP regulations are not expected any earlier than the first quarter of 1999. The Company complies with good manufacturing practices for foods, as currently required by the FDA. The Company cannot predict whether this new legislation regulating manufacturing activities could have a material adverse effect on the Company.

          The Federal Trade Commission ("FTC") regulates advertising of the Company's nutritional and dietary supplement products, cosmetics and over-the-counter drugs. The Federal Trade Commission Act prohibits unfair or deceptive trade practices and false or misleading advertising. The FTC has recently been very active in its enforcement of advertising against manufacturers and distributors of nutritional dietary supplements having instituted several enforcement actions resulting in signed agreements and payment of large fines. Although the Company has not been the target of a FTC investigation, there can be no assurance that the FTC will not investigate the Company's advertising in the future.

          The Company is unable to predict the nature of any future laws, regulations, interpretations, or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products not possible to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation regarding product ingredients, safety or usefulness. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial condition.

          The Company's network marketing system is subject to governmental laws and regulations generally directed at ensuring that product sales are made to consumers of the products and that compensation and advancement within the marketing organi-zation is based on sales of products rather than investment in the organization. These laws and FTC regulations include the federal securities laws, matters administered by the FTC and various state anti-pyramid and business opportunity laws. Although the Company believes that it is in compliance with all such laws and regulations, the Company remains subject to the risk that, in one or more of its present or future markets, its marketing system or the conduct of certain distributors could be found not to be in compliance with applicable laws or regulations. Failure by the Company or significant distributors to comply with these laws and regulations could have an adverse material effect on the Company in a particular market or in general. See Item 1. "Business-Risk Factors" and "Distribution and Marketing" for further discussion regarding the AVC with the Illinois Attorney General and other states, and Item 3. "Legal Proceedings" regarding the recently resolved class action litigation against the Company.

Employees

          At September 30, 1998, the Company employed 269 persons; 186 of whom are employed in the U.S. The majority of the Company's employees are office, clerical and warehouse employees. The Company believes that its relationship with its employees is good.

Risk Factors

          Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Report, including without limitation in conjunction with the forward-looking statements included in this Report, and the following risk factors.

Risks Related to the Company

          Recent Losses. Although the Company experienced rapid growth in sales and income during its fiscal years ended September 30, 1995 and 1996 its net sales have declined and, it has incurred losses in each of the fiscal years ended September 30, 1998 and 1997. The 1998 loss was principally the result of lower sales, significant losses experienced by the Company's foreign subsidiaries and the Company recognizing in September 1998, the cost associated with the termination of its 1996 Agreement with Nightingale-Conant. The loss in 1997 was attributable primarily to accrual of expenses related to the settlement of class action lawsuits against the Company. The Company also experienced declines in net sales for the year ended September 30, 1998 as compared to the year ended September 30, 1997 and for the year ended September 30, 1997 as compared to the year ended September 30, 1996. In addition, the Company experienced increased operating costs in 1998 and 1997. Particularly in view of the Company's increased level of expenditures, the Company's future operating results will be negatively impacted if the Company is not successful in regaining its growth in sales. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Distributor Network. The Company's products are distributed through an extensive network marketing system of distributors. Distributors are independent contractors who purchase products directly from the Company for resale and/or for their own use. Distributors typically market the Company's products on a part-time basis, and may engage in other business activities, including the sale of products offered by competitors of the Company. The Company has a large number of distributors, and a relatively small corporate staff to implement its marketing programs and provide motivational support. The Company's future growth depends to a significant degree on its ability to retain and motivate its existing distributors and to attract new distributors by continuing to offer new products and new marketing programs. See "Product Competition; Competition for Distributors".

          Regulatory Scrutiny and Legal Proceedings. The Company's network marketing system is subject to governmental laws and regulations generally directed at ensuring that product sales are made to consumers of the products and that compensation and advancement within the marketing organization is bas ed on sales of products rather than investment in the organization. These laws and regulations include the federal securities laws, matters administered by the Federal Trade Commission and various state anti-pyramid and business opportunity laws. Although the Company believes that it is in compliance with all such laws and regulations, the Company remains subject to the risk that, in one or more of its present or future markets, its marketing system or the conduct of certain distributors could be found not in compliance with applicable laws or regulations. Failure by the Company or significant distributors to comply with these laws and regulations could have a material adverse effect on the Company in a particular market or in general.

          To become a distributor of the Company, a person must be sponsored by an existing distributor, sign the official Distributor Agreement, and purchase a "distributor success kit" from the Company, which is currently priced at $49. The Company's distributors earn the right to receive commissions upon obtaining the level of "executive." Executive level distributors may earn commissions on sales generated by other distributors in their downline organization. There are two ways for a distributor to meet the requirement to become an executive, which can be met the same day he or she enrolls as a distributor or over an extended period of time at the election of the distributor. The Company previously used the terminology of "Instant Executive Program" to reference the qualifications for becoming an executive distributor on an accelerated basis. The Instant Executive Program, particularly as marketed by Kevin Trudeau, formerly a key independent distributor, and his marketing organization, was the subject of legal and regulatory scrutiny.

          In April 1996, the Attorney General of the State of Illinois (the "Attorney General") filed suit against the Trudeau Marketing Group, Inc.,
Kevin Trudeau and Jules Leib, People v. Trudeau (the "Illinois Suit") alleging violations of the Illinois Consumer Fraud and Deceptive Practices
Act and the Illinois Business Opportunities Sales Law of 1995 by, among other things, operating a "pyramid sales scheme." Mr. Leib worked with Mr. Trudeau and is an independent distributor of the Company's products. In addition, the Illinois Secretary of State issued to Mr. Trudeau and the Trudeau Marketing Group a Summary Order to Cease and Desist prohibiting them from offering or selling "business opportunities" in the State of Illinois. Generally, a "business opportunity" is an agreement involving sales of products or services enabling the purchaser to start a business when the purchaser is required to pay more than $500. Many other states have "business opportunity" statutes. See Item
1. "Business-Distribution and Marketing" above for further information regarding Mr. Trudeau.

          The Company was not named as a defendant in the Illinois Suit, but the Company's management viewed the Illinois Suit as an opportunity to discuss the Company's marketing program and to resolve confusion surrounding the program. On July 16, 1996, the Company entered into an "Assurance of Voluntary Compliance" (the "AVC") with the Illinois Attorney General. The AVC preserved the ability of a new distributor to become an executive distributor the day that he or she enrolls by purchasing at least $1,000 in qualifying products and by joining the Order Assurance Program and a business training program. Under the AVC, the Company may maintain its same executive level qualifications, but to aid clarification, it will no longer use the "Instant Executive" designation. The Company entered into similar agreements with the States of Florida, Hawaii, Idaho, Kansas, Kentucky, Michigan, Missouri, New Jersey and Pennsylvania. The effect of the ongoing compliance with the measures in the AVC, including the requirement that executive distributors must make at least five retail sales in a month, and of any agreements the Company may make with other states, is uncertain. Compliance with of these agreements may be expensive and could make the program less attractive to distributors. These factors could impact the Company's future operating results.

          The Company was informed that in July 1996, Mr. Trudeau signed a consent decree resolving the lawsuit with the Illinois Attorney General and entered into a settlement agreement with the Illinois Secretary of State resolving the Cease and Desist Order. Among other things, Mr. Trudeau agreed to abide by all applicable provisions of the AVC entered into between the Company and the Illinois Attorney General. The Company was also informed that Mr. Leib entered an Assurance of Voluntary Compliance with the Illinois Attorney General.

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

          In 1996 class action lawsuits were commenced against the Company alleging, among other things, that the Company's distributor compensation program constituted an illegal "pyramid scheme." In 1997, the Company entered into settlement agreements. The pendancy and settlement of these actions had a material adverse effect upon the Company's operations and financial condition. See Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

          The Company does not believe that the manner in which it markets its products constitutes a "pyramid scheme" or a "security." The only financial requirement to become a distributor is to purchase a "distributor success kit" which is currently priced at a nominal charge of $49. The Company does not pay a fee or other compensation to distributors as direct remuneration for enrolling distributors in their "downline" and the Company encourages all distributors to retail their products to consumers who are not Company executives. In addition, the Company does not pay a fee or other compensation to distributors for sales of product to their downline; thus, all product purchases are to be consumed by the distributor or sold to the ultimate consumer. The Company believes that the efforts it has undertaken with the Illinois Attorney General and regulatory authorities in other states, which culminated in the AVC in Illinois and elsewhere, will assist the Company in complying with government laws and regulations in the future. Nonetheless, there can be no assurance that the appropriate authorities in any states will not initiate court proceedings against the Company for violation of applicable laws. Furthermore, there can be no assurances that the Company will not be subject to other lawsuits from other governmental authorities or private parties in state or federal court. Any such action could have a material adverse effect upon the Company.

          Negative Media and Other Reports. The Company's ability to grow is dependent upon the Company's success in retaining and motivating its existing distributors and in attracting new distributors. A significant part of the Company's growth was attributable to the efforts of Kevin Trudeau and his marketing organization. Effective October 24, 1997, the Company entered into an agreement with Mr. Trudeau providing for the exclusive use of Mr. Trudeau's service in the network marketing industry. In August 1998 the Company and Mr. Trudeau entered into an agreement to end their business relationship. See Item 1. "Business - Distribution and Marketing".

            Mr. Trudeau was twice convicted of criminal charges during the past 10 years. See Item 1." Business - Distribution and Marketing" above for biographical information concerning Mr. Trudeau and the exclusive services agreement with him. Mr. Trudeau's criminal past was highlighted in an article which appeared in THE WALL STREET JOURNAL on January 19, 1996. The author of the article also questioned the legality of Mr. Trudeau's marketing practices and, in particular, the recruitment of executive level distributors. Similar negative reports were published on the same day by Bloomberg, a news wire service, and by cable television station CNBC. Other negative media reports occurred subsequently.

          The Company believes that the negative reports in the financial media had a negative impact on its retention and recruitment of distributors and the price of its common stock. It is presently unknown whether there will be negative reports or adverse legal developments in the future, but if that occurred, distributor recruitment and/or retention could suffer and there could be an adverse effect on the Company's future sales. Moreover, even if the Company's operating results were unaffected, the negative media coverage could adversely impact the price of the Common Stock.

          In addition, an individual who several years ago was associated with, and a major shareholder of a predecessor of the Company, embarked on a substantial campaign in 1996 to discredit and harm the Company and Mr. Trudeau. He published negative statements on the Internet and elsewhere regarding the Company and Mr. Trudeau and contacted various regulatory agencies to complain about the Company and Mr. Trudeau. In separate actions, the Company and Mr. Trudeau brought defamation lawsuits against this individua l. The Company was awarded a default judgment and Mr. Trudeau was awarded damages of $10 million. This individual subsequently filed for bankruptcy, and the Company has determined not to pursue a claim against him for money damages. Nonetheless, there is a risk that this individual and/or others may engage in actions which would damage the reputation of the Company and adversely affect the Company's operations.

          Statements and Other Actions by Distributors. The Company's distributors are required to sign the Company's official Distributor
Agreement which requires them to abide by the Company's policies.
Nonetheless, in certain instances distributors have created promotional material which does not accurately describe the Company's marketing program or they may have made statements regarding potential earnings or other matters not in accordance with the Company's policies. Although the Company was not sued by regulatory authorities, such actions lead to increased regulatory scrutiny as described above. In order to assure itself that its policies and practices and those of its independent distributors conform to law and fairly protect the interests of consumers, the Company entered into an AVC with the State of Illinois and similar agreements with several other states. Among other things, the Company agreed in the AVC to more carefully monitor against misdescriptions by distributors of the Company's executive compensation plan. Although the Company continually monitors its distributors' statements and activities, there can be no assurance that it will be able to accomplish this objective and the Company could be subject to additional regulatory scrutiny and potential claims. In addition, distributors could make predictive statements about the Company's operations or other unauthorized remarks regarding the Company which the Company may be unable to control. Distributors are not authorized to make such statements on behalf of the Company. Nonetheless, statements or actions by distributors could also adversely affect the Company.

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

          The Company is subject to significant competition from other marketing organizations for the recruitment of distributors. The Company's ability to remain competitive depends, in significant part, on the Company's success in recruiting and retaining distributors. From the last quarter of the fiscal year ended September 30, 1995 to the last quarter of the fiscal year ended September 30, 1998, one executive level distributor, Mr. Kevin Trudeau and his marketing organization, made a significant contribution to the growth of the Company. In August 1998, the Company and Mr. Trudeau entered into an agreement to end their business relationship. Mr. Trudeau and the Company agreed that their October 1997 agreement and his distributorship were terminated and that Mr. Trudeau would not contest such terminations. Additionally, the Company and Mr. Trudeau agreed that he would comply with the nine month non-competition provisions of the October 1997 agreement. In October 1998 the Company also entered into a severance agreement with NC and DS, which had been producing and marketing recruiting and training materials and sponsoring promotional events for the Company since July 1996. The Company is now internally providing the services previously performed by NC and DS. See "Business -Distribution and Marketing." There can be no assurance that the Company's programs for recruitment, training and retention of distributors will be successful or that existing distributors will not join Mr. Trudeau in another business venture or otherwise lose interest in the Company's products and programs.

          Dependence on Key Personnel. The Company's future success depends on the continued availability of certain key management personnel, including David P. Bertrand and Jana B. Mitcham, founders, officers and directors of the Company. The Company has obtained "key man" insurance on the lives of Mr. Bertrand and Ms. Mitcham with benefit amounts to the Company of $1,060,000 and $660,000, respectively. The Company's growth and profitability also depends on its ability to attract and retain other management personnel.

          Family Relationships. At September 30, 1998, the Company employed approximately 269 persons. Of these 269 persons, 11 persons have a family relationship, through birth or marriage, with either David P. Bertrand or Jana
B. Mitcham, executive officers of the Company. The Company's management believes that all of the Company's employees have been employed by the Company on the basis of their qualifications, and that their retention by, and advancement within, the Company has been, and will continue to be, determined by their individual performances as an employee of the Company, and not due to any family relationship. Nonetheless, due to the large number of family relationships, the potential for conflicts of interest could be significant.

          Government Regulations. The manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by federal,state and foreign agencies, including the United States Food and Drug Administration (the "FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of
Agriculture, the United States Postal Service and the United States Environmental Protection Agency. Among other matters, such regulation is concerned with health claims made with respect to a product that asserts the healing or nutritional value of such product. Such agencies have a variety of remedies and processes available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, by requiring that a Company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure, imposing civil penalties, or commencing criminal prosecution.

          In November 1991, the FDA issued proposed regulations designed to, among other things, amend its food labeling regulations. The proposed regulations met with substantial opposition. In October 1994 the "Dietary Supplement Health and Education Act of 1994" (the Dietary Supplement Law") was enacted. The Dietary Supplement Law broadly regulates nutritional labeling requirements for dietary supplements. Final regulations were published September 23, 1997. Provisions relating to FDA notification of product label claims considered "Statements of Nutritional Support" and provisions relating to new dietary ingredients became effective October 23, 1997. Regulations specifying product label content will become effective
March 23, 1999. The Company cannot determine what effect FDA regulations will have on its business in the future. Such regulations may, among other things, require expanded or different labeling, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. In addition, negative publicity associated with a regulatory inquiry regarding products sold by the Company may adversely affect the Company. There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company, will not result in a material adverse effect on the Company's business, financial condition or results of operations. The Company also cannot predict whether new legislation regulating its activities will be enacted, which new legislation could have a material adverse effect on its operations. See Item 1. "Business-Government Regulations."

          Expansion Into Foreign Markets. Although the Company intends to continue to expand into foreign markets, there can be no assurance that the Company can open markets on a timely basis or that such new markets will prove to be profitable. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of recent start-up expenditures and increased operating costs associated with expansion into the United Kingdom and the Republic of Philippines. Significant regulation and legal barriers must be overcome before marketing can begin in any foreign market. Also, before marketing has commenced, it is difficult to assess the extent to which the Company's products and sales techniques will be successful in any given country. In addition to significant regulatory barriers, the Company may also expect problems related to entering new markets with different cultural bases and legal systems from those encountered in the past. See Item 1. "Business-Markets." Moreover, expansion of the Company's operations into new markets entails substantial working capital and capital requirements associated with regulatory compliance.

          Effect of Exchange Rate Fluctuations.   The Company has commenced
efforts to expand its marketing organization in foreign countries. As a result, exchange rate fluctuations may have a significant effect on its sales and the Company's gross margins.

          During the years ended September 30, 1998, 1997 and 1996 the Company realized exchange rate losses of approximately $318,000, $78,500 and $0, respectively. There can be no assurance that exchange rates will improve in the future or that future exchange rate losses will not exceed those experienced in recent periods. Further, if exchange rates fluctuate dramatically, it may become uneconomical for the Company to establish or continue activities in certain countries.

          Contracts with Suppliers or Manufacturers. The Company does not have any written contracts with any of its suppliers or manufacturers or commitments from any of its suppliers or manufacturers to continue to sell products to the Company other than a three year agreement with VitaRich Laboratories, Inc. ("VitaRich). See Item 1. "Business - Manufacturing and Supplies." A portion of the products purchased by the Company have been supplied by NION Laboratories ("NION"). Mr. Richard

S. Kashenberg, a director of the Company, served as the chief executive officer of NION until December 1996, and as a consultant to NION from January to October 1997. Until June 1995 NION was owned by Mr. Kashenberg and Shermfin Corp., the Company's largest shareholder. Since June 1995, NION has been owned by a corporation with no affiliation to the Company other than Mr. Kashenberg's continuation as the chief executive officer of, and then as a consultant to, NION. Since June 1995 NION has continued to be a supplier of product to the Company.

          Pursuant to an agreement entered into in July 1998, the Company agreed to advance VitaRich up to $800,000 to secure the purchase of a sufficient quantity of certain nutritional supplement raw materials to meet the Company's anticipated need for rapid delivery of product and to obtain such product at discounted prices. The agreement is for three years and requires that the Company provide VitaRich with periodic estimates of anticipated needs, as well as actual use rates of the requested product. The Company does not have long term supply agreements with any vendor other than its agreement with VitaRich. Accordingly, there is a risk that any of the Company's suppliers or manufacturers could discontinue selling their products to the Company for any reason. Although the Company believes that it could establish alternate sources for most of its products, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of revenues to the Company.

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

          Dividends. The Company declared an initial cash dividend of $.02 per share of common stock in September 1996, and paid dividends quarterly until June 1998. The Company has not declared any dividends subsequent to June 1998. The determination of whether to pay dividends in the future will be made by the Board of Directors and will depend on the earnings, capital requirements, and operating and financial condition of the Company, among other factors. It is not likely that the Company will pay dividends in the fiscal year ended September 30, 1999. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters".

          Impact of Year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. The failure of the Company's or a third party supplier's or vendor's computer system to properly recognize the date could result in a system failure or miscalculation causing a disruption of the Company's activities. Such a disruption could have a material adverse impact on the Company's ability to conduct its business.

        The Company recently completed the installation of SAP(R), an enterprise wide state-of-the-market computer information system. Additionally, the Company also installed a White(R) automated inventory storage and retrieval system in its Houston warehouse facility. The total cost of installation and training associated with both systems was approximately $4,000,000. The Company has received certification from SAP(R) and White(R) that their systems are Year 2000 compliant. The Company is currently developing a plan that will test for such compliance.

        The Company also relies on certain other less significant software systems in its day to day activities. The Company has not yet performed the detailed tasks necessary to properly test the Year 2000 compliance of these particular systems; however an implementation plan is currently being developed to complete such task in sufficient time to allow for any required updating and additional testing. The Company presently believes that, with the recent conversion to the new SAP(R) and White(R) systems software and modifications to existing, less significant software, the Year 2000 problem should not pose significant operational problems for the Company's internal information systems.

        Additionally, the Company has performed a preliminary assessment of its significant vendors' and suppliers' information and non-information systems using a broad overview and management's informal understanding of their systems. The detailed tasks necessary to directly assess their Year 2000 compliance (such as direct coordination with those significant vendors and suppliers) have not been performed by the Company. The Company is currently developing a plan to complete such review. It is anticipated that such review will be completed in sufficient time to allow for adequate testing of such compliance.

        Based on the Company's initial assessment of its significant vendors' and suppliers' vulnerability to Year 2000 related systems failures, management believes that the Company should not have significant exposure with respect to such third parties. The Company's preliminary assessments indicate that the worst case scenario with regard to Year 2000 third party issues would be delays in receiving inventory and/or shipping product to its distributors. Management has not yet assessed the expense related to the testing of significant third party vendors' or suppliers' compliance with Year 2000 issues.

                        ITEM 2. DESCRIPTION OF PROPERTY

Properties

          The Company owns no real property. The Company's offices and warehouse facilities in Houston, Texas are leased from non-affiliates. The Company's office building consists of approximately 37,000 square feet and the current monthly rental is $19,700 which escalates over the two year term remaining on the lease. Additionally, the Company's warehouse consists of approximately 52,000 square feet and the current monthly rental is $13,400 which escalates over the three year term remaining on the lease. The Company also leases warehouse facilities in Alaska and Hawaii with a combined 3,000 square feet of space for approximately $5,800 per month. Additionally, the Company leases an office and warehouse center in Warrington, England from a non-affiliate consisting of approximately 16,000 square feet. The current monthly rental is $11,000 which escalates over the eight year term remaining on the lease. The Company also leases warehouse facilities in the Philippines aggregating 3,900 square feet for an aggregate monthly rental of $9,100 through 2000. See Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operation" and Item 8. "Financial Statements and Supplementary Data".

ITEM 3. LEGAL PROCEEDINGS

          In 1996 class action lawsuits were initiated against the Company. These actions were concluded in 1997. See Item 1. "Business", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Item 8. "Financial Statements and Supplementary Data". The Company entered into an "Assurance of Voluntary Compliance" with the Illinois Attorney General and similar agreements with other states. In the future, inquiries may continue from various state agencies concerning the marketing of the Company's programs.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

              ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

          The Company's Common Stock is traded on the National Market System of the Nasdaq Stock Market under the symbol "NFLI" and its warrants trade under the symbol "NFLIW".

          In connection with a public offering in July 1995 the Company issued warrants to purchase Common Stock (the "Warrants"). The holder of one Warrant is entitled to purchase one share of Common Stock at $3.75 per share until June 15, 1999, unless earlier redeemed by the Company.

                                                           Common Stock       Warrants
                                                          --------------    -------------
          QUARTER ENDED                                    HIGH    LOW      HIGH      LOW
          -------------                                    ----    ---      ----      ---
          FISCAL 1997
          December 31, 1996                              $17.50   $11.00   $14.00    $8.25
          March 31, 1997                                  13.25     7.00     9.38     4.00
          June 30, 1997                                   10.50     7.50     6.63     3.75
          September 30, 1997                              10.75     6.00     6.88     2.00

          FISCAL 1998
          December 31, 1997                                7.88     5.50     3.94     2.38
          March 31, 1998                                   6.44     4.94     2.69     1.63
          June 30, 1998                                    9.00     5.56     5.13     1.88
          September 30, 1998                               7.13     3.00     3.63     0.50

          As of December 30, 1998, there were 1,451 record holders of common stock.

          The Company declared its first cash dividend on its common stock in September 1996, which dividend of $.02 per share was paid in October 1996. The Company continued to pay quarterly dividends of $.02 per share of common stock until June 1998. No dividends have been declared by the Company subsequent to June 1998. It is not likely that dividends will be paid in the fiscal year ending September 30, 1999. The determination of the payment of dividends in the future will be within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors. See
Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                       ITEM 6.  SELECTED FINANCIAL DATA

          The selected financial data presented below for each year in the five-year period ended September 30, 1998 have been derived from the audited financial statements of the Company. The data presented below should be read in conjunction with Company's financial statements and notes thereto and, except for operating data included therein, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                                               YEARS ENDED SEPTEMBER 30,
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
                                                                     -------------------------------------------------
                                                                 1998         1997         1996         1995       1994
                                                                 ----         ----         ----         ----       ----
   Statements of Operations
     Net Sales                                                  $69,658      $83,045      $97,404      $32,290    $17,583
     Gross Profit                                                21,719       22,767       29,577        8,774      4,801
     Operating income (loss)                                        698       (3,276)      13,347        2,921        442
     Net income (loss)                                             (867)      (1,981)       8,705        2,244        250(4)
   Earnings (loss) per share:
     Basic                                                         (.15)        (.35)        1.61          .65       0.09
     Diluted                                                       (.15)        (.35)        1.36          .51       0.08
   Weighted average number of
   shares outstanding (1):
     Basic                                                        5,833        5,625        5,408        3,437      2,824
     Diluted                                                      5,833        5,625        6,405        4,444      3,792
   Operating data:
     Number of Distributors (2)                                  80,000       88,500       87,400       57,300     37,800
     Average monthly
      sales per Distributor (3)                                      69           74          112           58         44
     Total products offered                                         380          364          320          270        258
   Balance Sheet Data:
     Working capital                                              7,019        9,570       14,617        6,082        546
     Total assets                                                27,858       29,347       27,689       12,566      2,633
     Total liabilities                                           13,415       13,489       10,087        5,407      1,985
     Stockholders' equity                                        14,443       15,858       17,602        7,159        648

  (1) The weighted average number of shares of Common Stock outstanding for each period presented has been calculated giving effect to a three-for-five stock split on July 10, 1995 and two-for-one stock split on December 8, 1995, and after giving effect to dilutive stock options and warrants.

  (2) Includes "active" distributors only at the end of the period indicated. See Item 1. "Business-Distribution and Marketing".

  (3) Computed using a simple average for the periods indicated.

  (4) Net income is net of a $181,243 preferred stock conversion expense.

                   SELECTED QUARTERLY FINANCIAL INFORMATION


                                                                              QUARTER ENDED
                                                                    (IN THOUSANDS, EXCEPT PER SHARE)
                                             DECEMBER 31        MARCH 31         JUNE 30      SEPTEMBER 30    FISCAL YEAR
                                             -----------        --------         -------      ------------    -----------
            Fiscal 1998
          Net Sales                           $18,384           $17,579         $15,415         $18,280         $69,658
          Gross profit                          5,028             5,735           4,758           6,198          21,719
          Operating income                       (181)              925            (385)            339             698
          (loss)
          Net income (loss)                      (248)              605            (321)           (903)(1)        (867)
          Earnings (loss) per
           Share:
           Basic                                (0.04)             0.10           (0.05)          (0.16)          (0.15)
           Diluted                              (0.04)             0.10           (0.05)          (0.16)          (0.15)
          Dividends per share                    0.02              0.02            0.02              --            0.06

            Fiscal 1997
          Net Sales                            19,269            21,200          22,600          19,976          83,045
          Gross profit                          5,085             5,511           5,391           6,780          22,767
          Operating income
          (loss)                               (6,921)(2)         1,078             218           2,349(3)       (3,276)
          Net income (loss)                    (4,496)              726             180           1,609          (1,981)
          Earnings (loss) per
           Share:
           Basic                                (0.71)             0.12            0.03             .21           (0.35)
           Diluted                              (0.71)             0.12            0.03             .21           (0.35)
          Dividends per share                     .02               .02             .02             .02             .08

            Fiscal 1996
          Net Sales                            21,263            30,315          26,281          19,545          97,404
          Gross profit                          6,770             9,677           8,240           4,890          29,577
          Operating income                      3,869             5,561           3,284             633(4)       13,347
          Net income                            2,553             3,642           1,877             633           8,705
          Earnings per
           Share:
           Basic                                 0.49              0.67            0.34             .11            1.61
           Diluted                               0.40              0.56            0.30             .09            1.36
          Dividends per share                      --                --              --             .02             .02

          (1) Includes a $702,000 charge for warrants issued in connection with a severance agreement.
          (2) Includes a $6,425,000 charge incurred and accrued for the settlement of class action lawsuits.
          (3) Includes an $890,000 credit to recognize a reduction in the remaining estimated liability for the class action lawsuits.
          (4) Includes a $782,000 charge for resolution of the state regulatory issues.

                 FINANCIAL INFORMATION RELATING TO FOREIGN AND
                     DOMESTIC OPERATIONS AND EXPORT SALES


                                                                               YEARS ENDED SEPTEMBER 30,
                                                                                     (IN THOUSANDS)
                                                                   1998               1997                1996
                                                                   ----               ----                ----
          Sales to unaffiliated customers:
             North America (1)                                  $65,387             $80,325              $97,248
             United Kingdom (2)                                   3,533               2,549                  156
             Philippines (3)                                        738                 171                   --

          Sales or transfers between geographic areas:
             North America                                           --                  --                   --
             United Kingdom                                         622                 682                   82
             Philippines                                            290                 269                   --

          Operating profit (loss):
             North America                                        1,937              (2,342)              13,382
             United Kingdom                                        (959)               (906)                 (35)
             Philippines                                           (280)                (28)                  --

          Identifiable assets:
             North America                                       29,635              29,827               27,524
             United Kingdom                                       1,435               1,355                  871
             Philippines                                            883                 708                   --

            (1)  Includes the United States, Canada, and Puerto Rico.
            (2)  First began operations in fiscal 1996.
            (3)  First began operations in fiscal 1997.

               ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          The Company develops products that are designed for health conscious consumers, and sells those products through its network of approximately 80,000 independent distributors. The Company offers a line of approximately 380 products in nine categories, including nutritional supplements, health foods, weight management items, skin care products, other consumer products and services.

          After two fiscal years of rapid growth in both net sales and income, the Company experienced a decline in net sales and incurred a net loss in fiscal 1998 and 1997. The principal reasons for the fiscal 1998 loss, were lower sales revenue, significant losses incurred by the Company's foreign subsidiaries and the recognition by the Company of the warrant cost associated with the termination of certain agreements with Nightingale-Conant. The fiscal 1997 net loss included expenses incurred with the settlement of class action lawsuits filed against the Company in 1996. Management believes that the regulatory scrutiny and legal proceedings filed against it in fiscal 1996 and concluded during fiscal 1997 as well as related negative media reports were significant factors affecting distributor recruitment and retention and sales efforts by distributors during all of fiscal 1997 and part of fiscal 1998.

Results of Operations

          The following table sets forth for the periods indicated the percentages which selected items in the Consolidated Statement of Operations bear to net sales:

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                               -------------------------
                                                                                1998      1997      1996
                                                                                ----      ----      ----
                 Net sales.........................................            100.0%    100.0%    100.0%
                 Cost of sales.....................................             68.8      72.6      69.6
                                                                               -----     -----     -----
                 Gross profit......................................             31.2      27.4      30.4
                 Operating expenses................................             30.2      31.3      16.7
                 Income (loss) from operations.....................              1.0      (3.9)     13.7
                 Other income (expense), net.......................             (1.1)      1.0       0.6
                                                                               -----     -----     -----
                 Income (loss) before income tax expense (benefit).              (.1)     (2.9)     14.3
                 Income tax expense (benefit)......................              1.1      (0.5)      5.4
                                                                               -----     -----     -----
                 Net income (loss).................................             (1.2)%    (2.4)%     8.9%
                                                                               ======    =====     =====

Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

        Net sales for the twelve months ended September 30, 1998 decreased by $13,387,000 or 16.1% to $69,658,000 as compared to net sales of $83,045,000 for the twelve months ended September 30, 1997. At September 30, 1998, the Company had approximately 80,000 distributors as compared to approximately 88,500 at September 30, 1997. During the twelve months ended September 30, 1998 the number of active international distributors increased by approximately 500, while active distributors in North America decreased by approximately 9,000. Management believes that the regulatory scrutiny and legal proceedings filed against the Company in fiscal 1996 and concluded during fiscal 1997 as well as negative media reports continued to have a negative impact on distributor recruitment and retention and sales efforts by distributors during fiscal 1998. The ability of the Company to increase its number of active distributors and its sales per average number of distributors is material to the future operations and financial condition of the Company. The decrease in net sales is recapped below:


   Decrease in sales due to decreased average number of distributors                  $ (8,010,000)
   Decrease in distributors average sales                                               (5,377,000)
                                                                                      ------------
                                                                                      $(13,387,000)
                                                                                      ============

          The Company's net sales per average number of distributors per month decreased from $74 during the twelve months ended September 30, 1997 to $69 for the twelve months ended September 30, 1998.

          Cost of sales decreased by $12,339,000 or 20.5% to $47,939,000 for the twelve months ended September 30, 1998 from $60,278,000 for the twelve months ended September 30, 1997. Cost of sales as a percentage of net sales decreased from 72.6% in the twelve months ended September 30, 1997 to 68.8% in the twelve months ended September 30, 1998. Cost of sales, which includes product costs, commissions and bonuses paid to distributors, and shipping costs, is recapped below:


                                                                    YEAR ENDED SEPTEMBER 30,
                                                                    -----------------------
                                                                     1998              1997
                                                                     ----              ----
                    Product costs                                    27.6%             27.1%
                    Commissions and bonuses paid to distributors     35.0              36.2
                    Shipping costs                                    6.2               9.3
                                                                     ----              ----
                                                                     68.8%             72.6%
                                                                     ====              ====


          Reduced margins resulting from lower initial qualifications for becoming an Executive resulted in a .5% increase in product cost from 1997 to 1998. The percentage of commissions and bonuses paid to distributors decreased 1.2% because of price adjustments initiated during December 1997 and changes in the mix of higher versus lower bonus value products purchased by distributors. The 3.1% decrease in shipping costs resulted from lower carrier rates and lower cost of backorders than the prior year.

          Gross profit decreased 4.6% or $1,048,000 from $22,767,000 for the twelve months ended September 30, 1997 to $21,719,000 for the twelve months ended September 30, 1998. Gross profit as percentage of net sales increased from 27.4% for the twelve months ended September 30, 1997 to 31.2% for the twelve months ended September 30, 1998.

          Operating expenses decreased $5,022,000 or 19.3% from $26,043,000 for the year ended September 30, 1997 to $21,021,000 for the twelve months ended September 30, 1998. The primary reason for the decrease was that no class action lawsuit costs were incurred during the twelve months ended September 30, 1998. The $6,425,000 lawsuit settlement charge in the three months ended December 31, 1996 represented the Company's estimate of all costs of the lawsuit. Based upon subsequent experience, the Company revise d the estimate to $5,535,000 during the three months ended September 30, 1997. As a percentage of net sales, marketing, distribution, and administrative expenses exclusive of the lawsuit charge in 1997 increased to 30.2% for the twelve months ended September 30, 1998 from 24.7% for the year ended September 30, 1997 principally because of the decline in net sales. As a result of its lower sales and higher operating costs, the Company's future operating results may be negatively impacted if it is not successful in regaining its growth in sales or decreasing its expenditures below current levels.

          Income (loss) from operations for the year ended September 30, 1998 increased $3,974,000 or 121.3% to $698,000 of income from operations from $3,276,000 of loss from operations for the year ended September 30, 1997 principally as a result of the decrease in operating expenses as explained above. The income (loss) from operations for the twelve ended September 30, 1998 and 1997 includes approximately $1,340,000 and $934,000, respectively, of operating loss from the Company's wholly-owned, consolidated subsidiaries which operate in foreign countries.

          Other income (expense) decreased to an expense of $775,000 for the year ended September 30, 1998 from income of $850,000 for the year ended September 30, 1997. The decrease was principally the result of a decline in net interest income due to a decrease in interest bearing deposits, to the recognition of interest expense on capital lease obligations and to the recognition of a $702,000 expense associated with the warrants issued to Nightingale-Conant in connection with the severance agreement described in Item 1 and an increase in foreign exchange losses.

          Income tax expense for the year ended September 30, 1998 is higher than the amount computed at the statutory rate. As the Company is not currently able to recognize any tax benefits from foreign operating losses, tax expense is accrued on the taxable income of domestic operations.

          Net loss was $867,000 for the year ended September 30, 1998, compared to a net loss of $1,981,000 for the year ended September 30, 1997. The decrease was the result of the items discussed above.

Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

          Net sales for the year ended September 30, 1997 decreased by $14,359,000 or 14.7% to $83,045,000 from $97,404,000 for the year ended
September 30, 1996.  At September 30, 1997, the Company had approximately
88,500 distributors compared to approximately 87,400 at September 30, 1996. Although there was a net addition of approximately 1,100 distributors during fiscal 1997, two additional factors contributed to the decline in net sales -
(1) fewer new distributors elected to qualify promptly as executive distributors and (2) beginning in March 1997 new distributors could qualify right away as executive distributors for $500 rather than $1,000. The ability of the Company to increase its number of distributors and its sales per average number of distributors is material to the growth of the Company. Although the Company has resolved the regulatory scrutiny and legal proceedings initiated during fiscal 1996 and the negative media reports have diminished, the ability of the Company to regain the rate of growth realized during fiscal 1996 cannot be predicted with certainty. The decrease in net sales is recapped below:


          Decrease in executive initial purchases                                            $(21,500,000)
          Growth in sales due to increased number of distributors                              21,022,000
          Decrease in distributor average sales                                               (13,881,000)
                                                                                             ------------
                                                                                             $(14,359,000)
                                                                                             ============

          The Company's net sales per average number of distributors per month decreased from $112 during the year ended September 30, 1996 to $79 for the year ended September 30, 1997. No one distributor has directly accounted for more than 5% of the Company's net sales in any of the past three fiscal years.

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


                                                                           YEAR ENDED SEPTEMBER 30,
                                                                           -----------------------
                                                                            1997              1996
                                                                            ----              ----
                        Product costs                                       27.1%             23.6%
                        Commissions and bonuses paid to distributors        36.2              39.2
                        Shipping costs                                       9.3               6.8
                                                                            ----              ----
                                                                            72.6%             69.6%
                                                                            ====              ====

          The percentage of product costs increased 3.5% primarily as a result of vendor price increases and the purchase by distributors of products and sales aids with a higher cost to the Company. The decrease in the percentage of commissions and bonuses paid of 3.0% was the result of slower growing distributor organization and the purchase by distributors of products with a slower rate of commission and bonus payout. The increase of 2.5% in the percentage of shipping costs resulted from increased shipping costs associated with the shipping of back orders (without any associated revenues) caused initially by the success of a promotional campaign and subsequently by production delays by a major supplier.

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

          Four factors contributed to the increase in operating expenses.
First, $5,535,000 was recorded to account for the settlement of class action lawsuits filed against the Company in 1996. The settlements are more fully described in Item 8. Second, foreign operating costs increased approximately $1,500,000 primarily as a result of a full twelve months of operation in the United Kingdom. Third, the Company determined that, in connection with the recruitment of certain distributors by Kevin Trudeau, a key distributor of the Company, certain representations may have been made regarding entitlement to benefits or prizes, principally cruises, as performance incentives to these distributors. Although the Company does not believe that it is legally responsible for any such representations, in the interest of promoting good distributor relations, the Company offered certain distributors the right to participate in cruises at the Company's expense. The Company estimates that its cost will be approximately $1,200,000 for this program, which has been accrued in the year ended September 30, 1997. Fourth, in connection with the Company's expansion, the Company experienced increases in personnel costs, postage, and property taxes. As a result of the increase in marketing, distribution and administrative costs incurred in connection with the Company's operations, the Company's future operating results will be negatively impacted if the Company is not successful in regaining its growth in sales experienced during the first two quarters of the year ended September 30, 1996.

          Income (loss) from operations for the year ended September 30, 1997 decreased $16,623,000 or 124.5% to a loss of $3.276,000 from income of $13,347,000 for the year ended September 30, 1996, principally as a result of the lower level of sales, the decrease in the gross profit as a percentage of sales, and the increase in marketing, distribution and administrative expenses. Income (loss) from operations as a percentage of sales decreased from 13.7% for the year ended September 30, 1996 to a negative 3.9% for the year ended September 30, 1997.

          Other income increased 31.2% to $850,000 for the year ended September 30, 1997 from $648,000 for the year ended September 30, 1996. The increase in other income resulted primarily from $183,000 of net other income items.

          An income tax benefit of $445,000 is accrued for the year ended September 30, 1997. Of this amount, $370,000 is to recognize the benefit of the carryback of the operating loss for the year ended September 30, 1997 and $119,000 is to recognize a net deferred tax benefit.

          Net loss was $1,981,000 for the year ended September 30, 1997, a decrease of 122.8% compared to net income of $8,705,000 for the year ended September 30, 1996, principally as a result of lower level of net sales, the decrease in gross profit as a percentage of sales, and the settlement of the class action lawsuits.

Liquidity and Capital Resources

           The Company had cash and cash equivalents of $4,404,000 at September 30, 1998 compared to $8,904,000 at September 30, 1997. The cash used in operating activities of $571,000 for the year ended September 30, 1998 was significantly less than the cash used in by operating activities of $2,693,000 for the twelve months ended September 30, 1997. The Company used approximately $1,986,000 and $4,076,000, respectively, to purchase property and equipment during the years ended September 30, 1998 and 1997. The Company had working capital of $7,019,000 at September 30, 1998 compared to $9,570,000 at September 30, 1997.

           The $2,551,000 decline in working capital was primarily the result of the previously mentioned acquisition of property and equipment and the net reduction of current liabilities. Dividends of $350,000 were also declared and paid during the year ended September 30, 1998. In addition, the Company received $272,000 from the exercise of Warrants issued in the public offering completed in July, 1995 and the exercise of stock options.

           During October, 1998 $459,000 was disbursed for the purchase of Common Stock and stock purchase warrants owned by Kevin Trudeau and $967,000 was disbursed as part of the settlement with Distributors Services, L.L.C.

          The Company anticipates expanding into new foreign markets, but the extent of the expansion has not been determined and will be dependent upon results of operations and other factors. As a result of the cost of the class action settlement discussed above, the Company's pace of expansion may be reconsidered. The Company has no immediate plans for expansion into new foreign markets. However, the Company anticipates considering various expansion plans, as well as other opportunities for growth through acquisitions or other means. While Management is hopeful that the business disruption associated with the regulatory scrutiny and legal issues and the negative media reports will subside, there can be no guarantee that profitable operations will result in the future.

Impact of Year 2000

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. The failure of the Company's or a third party supplier's or vendor's computer system to properly recognize the date could result in a system failure or miscalculation causing a disruption of the Company's activities. Such a disruption could have a material adverse impact on the Company's ability to conduct its business.

        The Company recently completed the installation of SAP(R), an enterprise wide state-of-the-market computer information system. Additionally, the Company also installed a White(R) automated inventory storage and retrieval system in its Houston warehouse facility. The total cost of installation and training associated with both systems was approximately $4,000,000. The Company has received certification from SAP(R) and White(R) that their systems are Year 2000 compliant. The Company is currently developing a plan that will test for such compliance.

        The Company also relies on certain other less significant software systems in its day to day activities. The Company has not yet performed the detailed tasks necessary to properly test the Year 2000 compliance of these particular systems; however an implementation plan is currently being developed to complete such task in sufficient time to allow for any required updating and additional testing. The Company presently believes that, with the recent conversion to the new SAP(R) and White(R) systems software and modifications to existing, less significant software, the Year 2000 problem should not pose significant operational problems for the Company's internal information systems.

        Additionally, the Company has performed a preliminary assessment of its significant vendors and suppliers information and non-information systems using a broad overview and management's informal understanding of their systems. None of the detailed tasks necessary to directly assess their Year 2000 compliance (such as direct coordination with those significant vendors and suppliers) have been performed by the Company. The Company is currently developing a plan to complete such review and it anticipates that such review will be completed in sufficient time to allow for adequate testing of such compliance.

        Based on the Company's initial assessment of its significant vendors' and suppliers' vulnerability to Year 2000 related systems failures, management believes that the Company should not have significant exposure with respect to such third parties. The Company's preliminary assessments indicate that the worst case scenario with regard to Year 2000 third party issues would be delays in receiving inventory and/or shipping product to its distributors. Management has not yet assessed the expense related to the testing of significant third party vendors' or suppliers' compliance with Year 2000 issues.

Recent Accounting Pronouncements

            STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 130, "REPORTING COMPREHENSIVE INCOME," establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for financial statements for the periods beginning after December 15, 1997 and requires the restatement of comparative information for earlier years. The Company does not believe this statement will have a material impact on its financial statement reporting.

            SFAS NO. 131, "DISCLOSURE ABOUT SEGMENTS OF A BUSINESS ENTERPRISE," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for the periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The Company does not believe this statement will have a material impact on its financial statements.

            SFAS NO. 132, "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POST-RETIREMENT BENEFITS," standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets. The statement is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Adoption of SFAS No. 132 is not expected to have a material effect on the Company's financial statement disclosures.

            SFAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on its financial statements.

              ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

          The Company is exposed to market risks, which include changes in currency exchange rates as measured against the U.S. dollar. The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's sales (as expressed in U.S. dollars), gross margins, operating expenses, and retained earnings. When the U.S. dollar sustains a strengthening position against currencies in which the Company sells products or a weakening exchange rate against currencies in which it incurs costs, its sales or costs are adversely affected. The Company does not believe that its exposure to exchange rate fluctuations will have a material impact on its results of operations.

             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Nutrition For Life International, Inc. Consolidated Financial Statements                                             PAGE
                                                                                                                     ----
Independent Certified Public Accountants' Report...........................................................          F-2

Consolidated Balance Sheets as of September 30, 1998 and 1997..............................................          F-3

Consolidated Statements of Operations for the Years Ended September 30, 1998, 1997 and 1996................          F-4

Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1998, 1997 and 1996......          F-5

Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996................          F-6

Notes to Consolidated Financial Statements.................................................................          F-7

               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT



To the Board of Directors
and Shareholders of
Nutrition For Life International, Inc.


        We have audited the consolidated balance sheets of Nutrition For Life International, Inc. as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition For Life International, Inc. at September 30, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.




                                                 BDO Seidman, LLP




Houston, Texas
December 29, 1998

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1998 AND 1997

                                                                                    1998         1997
                                                                                    ----         ----
                      ASSETS
                      ------
              Current Assets:
                Cash and cash equivalents                                      $ 4,404,388  $ 8,903,957
                Restricted cash                                                      --         513,195
                Marketable securities                                              968,196        --
                Receivables                                                        568,931    1,547,479
                Inventories                                                      9,697,495    7,920,454
                Deferred tax asset, net (Note 6)                                 1,982,000    2,258,608
                Refundable federal income taxes (Note 6)                           200,000      659,111
                Prepaid expenses and other assets                                  953,161      496,517
                                                                               -----------   ----------
                   Total Current Assets                                         18,774,171   22,299,321
              Property and equipment, net (Note 2)                               7,306,650    6,534,042
              Audio production rights (Note 11)                                  1,400,000        --
              Other assets                                                         377,328      514,073
                                                                               -----------   ----------
                                                                               $27,858,149  $29,347,436
                                                                               ===========  ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY

              Current Liabilities:

                Accounts payable                                               $ 3,282,750  $ 3,707,930
                Accrued bonuses and commissions                                  1,646,638    1,734,395
                Deferred income (Note 7)                                         3,252,598    3,824,471
                Accrued cruise (Note 8)                                              --       1,195,150
                Lawsuit settlement accrual (Note 8)                                  --       1,332,314
                Accrued expenses and other liabilities                           1,420,338      618,187
                Accrued liability - Nightingale Conant (Note 11)                 1,669,122        --
                Federal and franchise tax payable (Note 6)                           --          43,216
                Current portion of capital lease obligation (Note 3)               163,324      157,739
                Current portion of long term debt (Note 11)                        320,263        --
                Dividends payable (Note 4)                                           --         115,798
                                                                               -----------   ----------
                   Total Current Liabilities                                    11,755,033   12,729,200

              Deferred tax liability (Note 6)                                      682,000      282,000
              Long-term portion of capital lease obligation (Note 3)               349,520      478,220
              Long-term debt (Note 11)                                             628,737        --

              Commitments and contingencies (Note 8)

              Stockholders' Equity (Note 4):
                Preferred stock, $.001 par value; 1,000,000 authorized;
                 none issued                                                         --            --
                Common stock; $.01 par value; 20,000,000 shares authorized          58,875        57,758
                Additional paid-in capital                                      11,074,044    10,688,951
                Retained earnings                                                3,958,757     5,176,539
                Unrealized loss on investment                                      (38,364)        --
                Cumulative foreign currency translation adjustment                 (77,968)        8,578
                                                                               -----------   -----------
                                                                                14,975,344    15,931,826
                Less: Treasury stock 79,000 shares in 1998 and 9,000 shares
                      in 1997, at cost                                            (532,485)      (73,810)
                                                                               -----------   ----------
                   Total Stockholders' Equity                                   14,442,859    15,858,016
                                                                               -----------   -----------
                                                                               $27,858,149   $29,347,436
                                                                               ===========   ===========

      See accompanying summary of accounting policies and notes to consolidated financial statements.


                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                                                    1998               1997              1996
                                                                    ----               ----              ----
              Net sales (Notes 7 and 10)                        $69,658,095       $83,044,577       $97,403,757
              Cost of sales (Note 9)                             47,939,482        60,277,742        67,826,803
                                                                -----------       -----------       -----------

              Gross profit                                       21,718,613        22,766,835        29,576,954
                                                                -----------       -----------       -----------
              Operating expenses:
                  Marketing, distribution and administrative
                   expenses                                      21,021,056        20,508,294        16,230,023
                  Lawsuit settlement (Note 8)                         --            5,535,000             --
                                                                -----------       -----------       -----------
                                                                 21,021,056        26,043,294        16,230,023
                                                                -----------       -----------       -----------

              Income (loss) from operations                         697,557        (3,276,459)       13,346,931
                                                                -----------       -----------       -----------
              Other income (expense)
                  Interest income, net                               70,184          667,338            711,563
                  Foreign exchange loss                            (336,842)         (78,561)             --
                  Other, net (Note 11)                             (508,305)         261,161            (63,533)
                                                                -----------       ----------        -----------
                                                                   (774,963)         849,938            648,030
                                                                -----------       ----------        -----------
              Income (loss) before income tax expense (benefit)     (77,406)      (2,426,521)        13,994,961
              Income tax expense (benefit) (Note 6)                 790,050         (445,420)         5,289,797
                                                                -----------       ----------        -----------
              Net income (loss)                                 $  (867,456)     $(1,981,101)       $ 8,705,164
                                                                ===========      ===========        ===========
              Basic earnings (loss) per common share            $      (.15)     $      (.35)       $      1.61
                                                                ===========      ===========        ===========
              Diluted earnings (loss) per common share          $      (.15)     $      (.35)       $      1.36
                                                                ===========      ===========        ===========
              Weighted average common shares outstanding:
                  Basic                                           5,832,887        5,625,464          5,407,957
                                                                ===========      ===========        ===========
                  Diluted                                             --              --              6,344,682
                                                                ===========      ===========        ===========

                                   See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                                                    Cumulative
                                                                       Unrealized    Foreign
                         Common Stock     Additional      Retained       Loss        Currency     Treasury Stock         Total
                       ----------------     Paid-In       Earnings         on      Translation  ------------------    Stockholders'
                       Shares    Amount     Capital       (Deficit)    Investment   Adjustment  Shares     Amount        Equity
                       ------    ------   -----------   -----------    ----------   ----------  ------   ---------    -------------
Balance, at
October 1, 1995      5,056,524  $50,565   $ 8,089,992   $ (982,213)    $     --     $     --        --   $      --     $7,158,344
Net income                  --       --            --    8,705,164           --           --        --          --      8,705,164
Cash dividends
    (Note 4)                --       --            --     (111,371)          --           --        --          --       (111,371)
Foreign currency
translation
    adjustment              --       --            --           --           --       (4,609)       --          --         (4,609)
Exercise of stock
    options and
    warrants           512,038    5,121     1,849,067           --           --           --        --          --      1,854,188
                     ---------  -------   -----------   ----------     --------     --------  --------   ---------    -----------
Balance, at
September 30, 1996   5,568,562   55,686     9,939,059    7,611,580           --       (4,609)       --          --     17,601,716
Net loss                    --       --            --   (1,981,101)          --           --        --          --     (1,981,101)
Cash dividends
    (Note 4)                --       --            --     (453,940)          --           --        --          --       (453,940)
Issuance of common
    stock options for
    services (Note 5)       --       --       105,362           --           --           --        --          --        105,362
Registration
    expenses                --       --       (43,872)          --           --           --        --          --        (43,872)
Foreign currency
    translation
    adjustment              --       --            --           --           --       13,187        --          --         13,187
Purchase of treasury
    stock (Note 2)          --       --            --           --           --           --    (9,000)    (73,810)       (73,810)
Exercise of stock
    options and
    warrants           207,273    2,072       688,402           --           --           --        --          --        690,474
                     ---------  -------   -----------   ----------     --------     --------   -------   ---------    -----------
Balance, at
September 30, 1997   5,775,835   57,758    10,688,951    5,176,539           --        8,578    (9,000)    (73,810)    15,858,016

Net loss                    --       --            --     (867,456)          --           --        --          --       (867,456)
Cash dividends (Note 4)     --       --            --     (350,326)          --           --        --          --       (350,326)
Purchase of
  treasury stock (Note 8)   --       --            --           --           --           --   (70,000)   (458,675)      (458,675)
Foreign currency
  translation adjustment    --       --            --           --           --      (86,546)       --          --        (86,546)
Issuance of common
  stock options for
  services (Note 5)         --       --       144,705           --           --           --        --          --        144,705
Registration expense        --       --       (31,487)          --           --           --        --          --        (31,487)
Unrealized loss on
  investment                --       --            --           --      (38,364)          --        --          --        (38,364)
Exercise of stock
 options and
 warrants              111,760    1,117       271,875           --           --           --        --          --        272,992
                     ---------  -------   -----------   ----------     --------     --------   -------   ---------    -----------
Balance at
September 30, 1998   5,887,595  $58,875   $11,074,044   $3,958,757     $(38,364)    $(77,968)  (79,000)  $(532,485)   $14,442,859
                     =========  =======   ===========   ==========     ========     ========   =======   =========    ===========




  See accompanying summary of accounting policies and notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                      1998              1997             1996
                                                                                      ----              ----             ----
              Cash flows from operating activities:
                  Net income (loss)                                               $  (867,456)    $ (1,981,101)      $ 8,705,164
                  Adjustments to reconcile net income (loss) to net cash
                   provided by (used in) operating activities:
                     Depreciation and amortization                                  1,397,810          801,039           400,368
                     Bad debt expense                                                 530,880          653,458           671,198
                     Deferred tax expense (benefit)                                   676,608         (488,802)       (1,420,858)
                     Stock options/warrants issued for services                       144,705          105,362                --
                     Unrealized losses on available for sale securities                38,364               --                --
                     Changes in assets and liabilities:
                       Cash-restricted                                                513,195         (513,195)               --
                       Receivables                                                    447,668       (1,756,875)         (866,498)
                       Inventories                                                 (1,777,041)      (1,555,104)       (4,097,733)
                       Refundable federal income taxes                                459,111         (159,111)         (500,000)
                       Prepaids and other assets                                     (456,643)        (236,426)         (170,840)
                       Other assets                                                     5,186         (102,995)          (63,606)
                       Accounts payable                                              (425,181)       1,130,829           187,395
                       Deferred income                                               (571,873)         (69,099)        3,545,776
                       Accrued expenses and other liabilities                        (642,865)       2,285,944           768,070
                       Federal and franchise tax payable                              (43,216)        (806,784)            6,263
                                                                                  -----------      -----------       -----------
                  Net cash provided by (used in) operating activities                (570,748)      (2,692,860)        7,164,699
                                                                                  -----------      -----------       -----------
                  Cash flows from investing activities:
                    Acquisition of property and equipment                          (1,986,114)      (4,076,384)       (2,174,214)
                    Purchase of marketable securities                              (1,006,560)              --                --
                    Purchase of intangible assets                                          --          (51,769)         (211,660)
                                                                                  -----------      -----------       -----------

                  Net cash used in investing activities                            (2,992,674)      (4,128,153)       (2,385,874)
                                                                                  -----------      -----------       -----------
                  Cash flows from financing activities:
                    Payment of capital lease obligations                             (166,307)              --                --
                    Exercise of stock options                                         223,642          523,655            36,998
                    Exercise of warrants                                               49,350          166,819         1,817,190
                    Dividends paid                                                   (466,124)        (449,513)               --
                    Registration fees                                                 (31,487)         (43,872)               --
                    Purchase of warrants                                              (73,675)              --                --

                    Purchase of treasury stock                                       (385,000)         (73,810)               --
                                                                                  -----------      -----------       -----------

                  Net cash provided by (used in) financing activities                (849,601)         123,279         1,854,188
                                                                                  -----------      -----------       -----------
                  Net increase (decrease) in cash and cash equivalents             (4,413,023)      (6,697,734)        6,633,013
                  Cash and cash equivalents, beginning of year                      8,903,957       15,588,504         8,960,100
                  Cumulative foreign currency translation adjustment                  (86,546)          13,187            (4,609)
                                                                                  -----------      -----------       -----------
                  Cash and cash equivalents, end of year                          $ 4,404,388      $ 8,903,957       $15,588,504
                                                                                  ===========      ===========       ===========


  See accompanying summary of accounting policies and notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

            Nutrition For Life International, Inc., ("NFLI" or the "Company"), a Texas corporation, was formed on September 15, 1993 for the purpose of being the sole survivor of a merger between Nutrition Express Corporation of Colorado, Inc. (NEC-Colorado) and Nutrition Express Corporation of Utah, Inc. (NEC-Utah) and the Company. The effect of the merger was that, instead of NEC-Colorado and NEC-Utah conducting operations through their ownership of a general partnership, Nutrition for Life International (the Partnership), these corporations were merged and the business operations have been conducted through one corporation, NFLI. The assets and liabilities of the Partnership became the assets and liabilities of the Company, and the business operations have continued as they were previously conducted.

            The Company operates as a wholesale distributor through its network marketing organization, by selling a variety of consumer products and services through independent distributors in the United States and abroad. The Company develops products that are designed for health-conscious consumers, and sells those products to consumers through its network of independent distributors. The Company offers a product line of approximately 380 products in nine categories, including nutritional supplements, health foods, weight management items, skin care products, other consumer products, and services.

            The Company develops products that it believes will have market appeal to its distributors and their customers, and assists its distributors in building their own businesses. The Company provides product development, marketing aids, customer service and essential record keeping functions for its distributors.

            Distributors actively recruit interested people to become new distributors for the Company. These recruits are placed beneath the recruiting distributor in the "network" and are referred to by the Company as that distributor's "downline." Distributors earn commissions on sales generated by the distributors in their downline as well as on the sales they directly generate. The Company's operations depend to a significant degree on its ability to retain and motivate its existing distributors and to attract new distributors by continuing to offer new products and new marketing programs.

            Although the Company confines its activities to marketing and distribution, the manufacturing, packaging, labeling and advertising of the Company's products are subject to regulation by several federal agencies, as well as various agencies of the states in which the Company sells products.
In addition, the Company's network marketing system is subject to governmental regulations generally directed at ensuring that product sales are made to consumers of the products and that advancement within the marketin g organization is based on sales of products rather than investments in the organization.

            The Company has two wholly-owned subsidiaries, Nutrition For Life International (UK) Ltd. ("UK"), and Nutrition For Life International Philippines, Inc. ("Philippines") that were formed primarily to operate as wholesale distributors of the Company's products throughout the United Kingdom and the Philippines.

Principles Of Consolidation

            The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash And Cash Equivalents

            For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in short-term, interest bearing deposits with original maturities of three months or less.

Restricted Cash

            In accordance with the settlement of the Federal Action (See Note
8), the Company was required to set up a reserve fund of $1,500,000 for reimbursements to certain distributors. As of September 30, 1997, the Company made reimbursements totaling $986,805. The remaining $513,195 was disbursed during the year ended September 30, 1998.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration Of Credit Risk

            At September 30, 1998 and 1997, the Company's cash in financial institutions exceeded the federally insured deposit limit by approximately $3,998,000 and $4,675,000, respectively.

Fair Market Value Of Financial Instruments

            The Company's financial instruments include accounts receivable, accounts payable, long-term debt and capital lease obligations. The fair market value of accounts receivable and accounts payable approximates their carrying values because their maturities are generally less than one year.

            Marketable Securities

            The Company's marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses on available for sale securities are reflected as a net amount in a separate component of stockholders' equity until realized. For the purposes of computing realized and unrealized gains and losses cost is identified on a specific identification basis.

            Marketable securities are categorized as available-for-sale securities and summarized as follows:

                                                                                       Gross
                                                                                     Unrealized
                                                    Cost          Fair Value           Loss
                                                   ------         ----------         ----------
            Bond funds                          $  674,035         $635,671          $(38,364)

            Money-market funds                     332,525          332,525              --
                                                ----------         --------          --------
                                                $1,006,560         $968,196          $(38,364)
                                                ==========         ========          ========

Receivables

            Receivables consist principally of amounts due from distributors resulting from credit card sales in the normal course of business. All amounts are considered collectible. At September 30, 1997 receivables also included approximately $968,000 due from the Canadian government from overpayment of goods and services taxes. The Canadian receivable was collected in 1998. Due to fluctuations in the exchange rate between the U.S. and Canadian dollar, the Company realized an exchange rate loss upon collection of the receivable of approximately $100,000.

Inventories

            Inventories consist mainly of health and skin care products, dietary supplements, food products and household cleaning products. Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property And Equipment

            Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the respective leases, not in excess of their estimated useful lives. For income tax purposes, depreciation on fixed assets is calculated using accelerated methods.

            The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Capital Lease

            The Company leases certain computer equipment under a capital lease agreement which expires in 2002. The asset and liability under this capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is being amortized beginning in fiscal 1998 over the lesser of the related lease term or its estimated useful life. At the inception of the capital lease, the Company's incremental borrowing rate was used to determine the present value of the minimum lease payment. Therefore, the carrying value of the capital lease obligation approximates market value.

Stock Options And Warrants

            The Company has elected to continue to account for stock options issued to employees in accordance with APB No. 25. During the years ended September 30, 1998 and 1997, all options issued to officers and employees were granted at an exercise price, which equaled or exceeded the market price per share at the date of grant and accordingly, no compensation expense was recorded relative to those grants.

            Effective for the year ended September 30, 1997, the Company adopted the disclosure requirements of SFAS No. 123 "Accounting for Stock-based Compensation". This statement requires that the Company provide proforma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. See Note 5. Additionally, SFAS No. 123 generally requires that the Company record options issued to non-employees as an expense.

Revenue Recognition

            The Company sells its products directly to independent distributors. Sales are recorded when products are shipped. Net sales represent orders shipped, less estimated returns and allowances. Provisions are made for estimated returns and allowances at the time of sale. Included in cost of sales are rebates and other commissions which are paid monthly and are calculated using specific rates based on actual sales volume.

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

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (Loss) Per Common Share

            Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the Company's earnings similar to fully diluted earnings per share.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Earnings per share amounts as required by Statement of Financial Accounting Standards No. 128 are calculated as follows:


                                                                          For the Year Ended September 30,
                                                                    -----------------------------------------
                                                                     1998              1997             1996
                                                                    ------            ------           ------
              Basic earnings (loss) per share:

              Net income (loss) available to common
                  stockholders                                      $ (867,456)    $(1,981,101)      $8,705,164

              Weighted average common shares outstanding             5,832,887       5,625,464        5,407,957

                  Basic earnings (loss) per share                   $    (0.15)    $     (0.35)      $     1.61
                                                                    ==========     ===========       ==========
              Diluted earnings (loss) per share:

              Net income (loss) available to
                   common stockholders                              $ (867,456)    $(1,981,101)      $8,705,164

              Weighted average common shares outstanding             5,832,887       5,625,964        5,407,957

              Effect of dilutive warrants and options                  366,498         645,079          936,725
                                                                    ----------     -----------       ----------
              Weighted average shares outstanding plus
                  assumed conversions                                6,199,385       6,270,543        6,344,382
                                                                    ==========     ===========       ==========
                  Diluted earnings (loss) per share                 $     (.15)    $      (.35)      $     1.36
                                                                    ==========     ===========       ==========

              Diluted earnings per share for the years ended September 30, 1998 and 1997 did not consider the effect of the warrants and options because they were anti-dilutive.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

            The asset and liability accounts of the Company's foreign subsidiaries are translated into US dollar amounts for financial reporting purposes using year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange rate translation adjustments are accumulated in a separate component of stockholders' equity. Exchange losses of approximately $318,000, $78,500, and $0 for the years ended September 30, 1998, 1997 and 1996, respectively, are included in the accompanying financial statements as "Other income (expense)".

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

Recent Accounting Pronouncements

            STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 130, "REPORTING COMPREHENSIVE INCOME," establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for financial statements for the periods beginning after December 15, 1997 and requires the restatement of comparative information for earlier years. The Company does not believe this statement will have a material impact on its financial statement reporting.


            SFAS NO. 131, "DISCLOSURE ABOUT SEGMENTS OF A BUSINESS ENTERPRISE," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for the periods beginning after December 15, 1997 and requires comparative informa tion for earlier years to be restated. The Company does not believe this statement will have a material impact on its financial statements.

            SFAS NO. 132, "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POST-RETIREMENT BENEFITS," standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets. SFAS No. 132 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Adoption of SFAS No. 132 is not expected to have a material effect on the Company's financial statement disclosures.

            SFAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on its financial statements.

Reclassifications

            Certain reclassifications were made to the 1997 accounts to conform to the 1998 financial statement presentation. These reclassifications did not have an impact on previously reported results.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - PROPERTY AND EQUIPMENT

            Property and equipment and their estimated useful lives are summarized as follows:

                                                                                 September 30,
                                                          LIVES              1998            1997
                                                          -----              ----            ----
              Equipment                                      7            $4,498,928      $4,364,327
              Computer software                             10             3,038,391       1,577,004
              Leasehold improvements                         5             1,110,167       1,045,058
              Furniture and fixtures                      5-10               656,809         612,498
              Automobiles                                    5               151,059          93,905
              Equipment held under capital
                  lease (Note 3)                             4               679,151         635,959
                                                                         -----------      ----------
                                                                          10,134,505       8,328,751

              Less: Accumulated depreciation and amortization              2,827,855       1,794,709
                                                                         -----------      ----------
                                                                         $ 7,306,650      $6,534,042
                                                                         ===========      ==========

NOTE 3 - CAPITAL LEASE OBLIGATION

              Minimum future lease payments under capital leases as of September 30, 1998 for each of the next four years and in the aggregate are:

                                                                             Amount
              Year ended September 30:                                       ------
              1999                                                        $ 194,880
              2000                                                          194,880
              2001                                                          179,738
              2002                                                              789
                                                                          ---------

              Total minimum lease payments                                  570,287
              Less: Amount representing interest                            (57,443)
                                                                          ---------
              Present value of net minimum lease payments                   512,844
              Current portion of capital lease obligation                  (163,324)
                                                                          ---------
              Long-term portion of capital lease obligation               $ 349,520
                                                                          =========


              An interest rate of 7.21% on the capital lease was imputed based on the Company's incremental borrowing rate at the inception of the lease.

NOTE 4 - COMMON STOCK

            On November 6, 1995, the Company's Board of Directors authorized a two-for-one stock split, effected in the form of a stock dividend for shareholders of record on December 8, 1995. Stockholders' equity has been adjusted to give effect to the stock split on October 1, 1995 by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. In addition, all share, per share and stock option data have been adjusted to reflect this split.

            On September 16, 1996 the Company's Board of Directors authorized a stock repurchase program, whereby the Company had the discretion to purchase up to 200,000 shares of its common stock. During the year ended September 30, 1997, the Company purchased 9,000 shares of common stock for $73,810. The repurchase program terminated on June 30, 1997.

            During the years ended September 30, 1998, 1997, and 1996 the Company's Board of Directors declared cash dividends totaling $350,326, $453,940 and $111,371, respectively. Of such dividends, $466,124, $449,513 and $0 was paid during the years ended September 30, 1998, 1997 and 1996, respectively.

NOTE 5 - STOCK OPTIONS AND WARRANTS

1993 Plan

            In planning the Merger, NEC-Utah and NEC-Colorado determined that a stock option plan would provide incentives for employees and consultants of NFLI who promote the interests of the Company and its stockholders. The Company's Board of Directors approved the 1993 Stock Option Plan (the "1993 Plan") in connection with the approval of the Merger. Pursuant to the 1993 Plan, a total of 282,000 shares of common stock were reserved for the grant of options to purchase the Company's common stock. Generally, one-third of the shares underlying the options become exercisable in cumulative installments of 12 months, 24 months and 36 months after the date of grant. The maximum term of the options is 10 years, except that if an employee leaves the Company, the options will terminate 30 days thereafter. The issuance of options is at the discretion of the Company's Board of Directors.

1995 Discretionary Plan

            The Company's Board of Directors approved the 1995 Stock Option
Plan (the "1995 Plan") in March 1995. Pursuant to the 1995 Plan, as amended in June 1996, the Company reserved a total of 640,000 shares of common stock for the grant of options to purchase Common Stock of the Company. The terms of the options are similar to those of the 1993 Plan.

1995 Non-Discretionary Plan

            In November 1995, the Company adopted the 1995 Non-Discretionary Stock Option Plan for non-employee directors of the Company who are not eligible to participate in the other Plans (the "Non-Discretionary Plan"). The Non-Discretionary Plan provides that the Company grant options to purchase 5,000 shares of the Company's common stock to each eligible director on the date of adoption of the Non-Discretionary Plan (November 28, 1995), to each person who thereafter becomes a director of the Company and, as of December 1, of each year (commencing in 1996), options to purchase an additional 5,000 shares of common stock will be granted to each eligible director. The exercise price of the options is the fair value of the common stock at the date of grant of the options. The options expire in five years and are exercisable in full at the date of grant.

            During the years ended September 30, 1998 and 1997, the Company issued 15,000 options to Directors under this plan. For the year ended September 30, 1997, the Company recorded directors fees of $105,362 based on the Black-Scholes model. For the year ended December 31, 1998, the Company determined that the value of the options was not material.

Options and warrants issued in public offering

            In connection with a public offering, the Company issued 920,000 stock warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $3.75. The warrant expiration date of has been extended by the Company's Board of Directors until June 15, 1999. The Company has the right to call all of the warrants for redemption on 30 days written notice at a redemption price of $.05 per warrant, subject to certain defined criteria. In addition, the Company issued warrants to underwriters to purchase 80,000 shares of the Company's common stock at $3.75 and options to purchase 160,000 shares of the Company's common stock at $3.23.

Other Warrants

            In April 1998 the Company retained the services of Piedmont Consulting, Inc., ("Piedmont") a public/investor relations firm, to assist in its efforts to gain a broader investor following. As compensation for its services Piedmont was paid a monthly retainer and was granted a three year warrant entitling it to purchase up to 30,000 shares of the Company's common stock at $5.25 per share and 40,000 shares at $7.00 per share. In July 1998 the Company terminated its relationship with Piedmont. Pursuant to the provisions of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the Company recognized approximately $144,705 as compensation expense related to the warrants in the year ended September 30,1998.

            In October 1998 the Company issued a warrant to Nightingale Conant to purchase up to 290,000 shares of the Company's common stock at $5.50 per share. The warrant is exercisable at any time until October 31, 2003 and is entitled to the benefit of adjustment of the exercise price and number of shares deliverable upon exercise thereof in the event of certain specified dilutive transactions. Expense of $702,000 has been accrued in the accompanying September 30, 1998 financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, a dividend yield of 1%, an interest free interest rate of 5.7%, and an expected life ranging from 5-10 years, and an expected volatility of 67%.

            Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123 for stock options issued to employees, net income
(loss) and earnings (loss) per share for years ended September 30, 1998, 1997 and 1996 would have been reduced as follows:

                                                                          1998           1997              1996
                                                                          ----           ----              ----
            Net income (loss):
            As reported                                               $  (867,456)   $(1,981,101)       $8,705,164
                                                                      ===========    ===========        ==========
            Pro forma                                                 $(1,063,456)   $(2,457,533)       $8,657,534
                                                                      ===========    ===========        ==========
            Basic and diluted earnings (loss) per share:
            Basic:
            As reported                                               $      (.15)   $      (.35)       $     1.61
                                                                      ===========    ===========        ==========
              Pro forma                                               $      (.18)   $      (.43)       $     1.60
                                                                      ===========    ===========        ==========
            Diluted:
              As reported                                             $      (.15)   $      (.35)       $     1.37
                                                                      ===========    ===========        ==========
              Pro forma                                               $      (.17)   $      (.43)       $     1.35
                                                                      ===========    ===========        ==========


The following is a summary of the status of option plans during the years ended September 30:

                                                                                                 Weighted
                                                                         Number                   Average
                                                                           of                    Exercise
                                                                         Shares                    Price
                                                                         -------                  --------
            Options outstanding as of October 1, 1995                    491,854                   $ 2.35
               Options granted                                            40,000                   $16.31
               Options exercised                                         (27,454)                  $ 1.41
               Options forfeited                                              --
               Options cancelled                                          (2,400)                  $ 1.67
                                                                         -------
            Options outstanding as of September 30, 1996                 502,000                   $ 3.51

               Options granted                                           266,850                   $12.15
               Options exercised                                        (157,220)                  $ 3.15
               Options forfeited                                          (2,300)                  $13.00
               Options cancelled                                          (1,200)                  $ 7.33
                                                                         -------
            Options outstanding as of September 30, 1997                 608,130                   $ 7.38

               Options granted                                            80,000                   $ 5.67
               Options exercised                                         (97,400)                  $ 2.27
               Options forfeited                                         (73,233)                  $11.31
               Options cancelled                                         (12,417)                  $11.56
                                                                         -------
            Options outstanding as of September 30, 1998                 505,080                   $ 7.39
                                                                         =======
            Options exercisable as of:
               September 30, 1996                                        485,333                   $ 3.14
               September 30, 1997                                        349,146                   $ 3.81
               September 30, 1998                                        362,548                   $ 5.83

            Weighted average fair value of options granted
             during the year ended:
               September 30, 1996                                                                  $ 9.62
               September 30, 1997                                                                  $ 8.85
               September 30, 1998                                                                  $ 2.45

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The following is a summary of the status of stock warrants for the years ended September 30, 1998, 1997 and 1996:


                                                          Number            Weighted
                                                            of              Average
                                                          Shares         Exercise Price
                                                        ---------        --------------
Warrants outstanding as of October 1, 1995                999,000            $3.75
   Exercised                                             (484,684)           $3.75
                                                         --------
Outstanding as of September 30, 1996                      514,316            $3.75
   Exercised                                              (50,053)           $3.75
                                                         --------
Outstanding as of September 30, 1997                      464,263            $3.75
   Issued                                                  70,000            $5.25
   Exercised                                              (13,160)           $3.75
                                                         --------
Warrants outstanding as of
   September 30, 1998                                     521,103            $3.84
                                                         ========

        All warrants were exercisable upon issuance. The weighted average fair value of warrants issued in 1998 was $3.35.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Following is a summary of the status of the option and warrants outstanding at September 30, 1998:


                          Options and Warrants Outstanding                                          Options and Warrants Exercisable
               ----------------------------------------------------------                           --------------------------------
                                                        Weighted-Average
                                                            Remaining
                   Range of                              Contractual Life        Weighted-Average                  Weighted-Average
                Exercise Prices          Number              (years)              Exercise Price        Number      Exercise Price
               -------------------       ------         -----------------        ----------------      -------     ----------------
               $ 0.00   -   $ 1.98       154,500              6.1                      $ 1.72          154,500            $ 1.72
                 1.98   -     3.95       501,683              0.9                        3.62          501,683              3.62
                 3.95   -     5.93        95,000              7.2                        5.33           70,000              5.18
                 5.93   -     7.90        15,000              4.2                        7.00           15,000              7.00
                 7.90   -     9.88        20,000              8.6                        9.00            6,668              9.00
                 9.88   -    11.85        10,000              8.1                       11.50            3,334             11.50
                11.85   -    13.83       150,000              7.6                       12.94           60,800             12.85
                13.85   -    15.80        25,000              7.6                       14.25           16,666             14.25
                17.78   -    19.75        15,000              2.2                       19.75           15,000             19.75
                                         -------              ---                      ------          -------            ------
                                         986,183              3.8                      $ 5.66          843,651            $ 4.70
                                         =======              ===                      ======          =======            ======




NOTE 6 - INCOME TAXES

              Deferred income taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The (benefit) provision for income taxes for the years ended September 30, 1998, 1997 and 1996 consisted of the following:


                                                                        1998            1997          1996
                                                                        ----            ----          ----
              Federal tax (benefit) - current                        $ 68,009       $ (12,028)    $ 5,860,655
              Federal tax (benefit) - deferred                        676,298        (476,608)     (1,420,858)
              State tax                                                45,743          43,216         850,000
                                                                     --------       ---------     -----------
                                                                     $790,050       $(445,420)    $ 5,289,797
                                                                     ========       =========     ===========

            The following reconciles federal income taxes (benefit) computed at the statutory rate with income taxes as reported for the years ended September 30:

                                                                        1998            1997          1996
                                                                        ----            ----          ----
              Expected income tax (benefit) expense at 34%           $(26,318)      $(825,017)     $4,758,287
              Graduated tax rate effect                                    --              --         140,000
              State taxes, net of federal benefit                      30,190          28,523         560,155
              Loss from foreign subsidiaries                          498,000         380,000              --
              Nondeductible amortization of intangible assets              --              --          30,694
              Overaccrual of 1997 lawsuit settlement and distributor
               cruise                                                 153,000              --              --
              Utilization of loss carryforwards                            --              --        (150,335)
              Accrual differences from 1997 taxes                     113,608              --              --
              Other items, net                                         21,570         (28,926)        (49,004)
                                                                     --------       ---------      ----------
              Income tax expense (benefit)                           $790,050       $(445,420)     $5,289,797
                                                                     ========       =========      ==========

              Current deferred tax assets at September 30, 1998 and 1997 were as follows:

                                                                        1998            1997
                                                                        ----            ----
              Deferred income - certificates                        $ 891,000      $1,023,325
              Class action lawsuit accrual                                 --         463,512
              Additional capitalized inventory costs                  584,000         348,332
              Cruise accrual                                               --         406,351
              Loss carryforwards                                      111,000              --
              Deferred settlement costs - Nightingale Conant          275,000              --
              Deferred income - product and literature                101,000              --
              Other                                                    20,000          17,088
                                                                   ----------      ----------
                                                                    1,982,000       2,258,608
              Less valuation allowance                                     --              --
                                                                   ----------      ----------
              Current deferred tax assets                          $1,982,000      $2,258,608
                                                                   ==========      ==========

              Non-current deferred tax liability at September 30, 1998 and 1997 were as follows:

                                                                       1998             1997
                                                                       ----             ----
              Differences between financial reporting and tax
               depreciation                                        $ (682,000)     $ (282,000)
                                                                   ==========      ==========

            For the year ended September 30, 1998, the Company had a taxable net operating loss of $326,000 which is available to offset future taxable income through the year 2018. It is management's opinion, based on past operating results and expected future operating results, that it is more likely than not that the Company will utilize its entire net operating loss carryforward prior to expiration.

            For the year ended September 30, 1997, the Company recorded a federal income tax receivable of $659,111 from an overpayment of taxes. Of this receivable, approximately $459,000 was refunded during the year ended September 30, 1998 and $200,000 remained a receivable as of September 30, 1998.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - DEFERRED INCOME

            The Company's distributors earn monthly commissions based on their achieving a pre-determined monthly minimum sales volume. To assist distributors in meeting their monthly minimum sales volume, the Company has developed an Order Assurance Program ("OAP"), which allows a distributor to purchase a product redemption certificate, subject to certain restrictions, for the difference between the distributor's actual monthly order and the predetermined monthly minimum sales goal. The purchase of such a certificate by a distributor qualifies the distributor to receive a commission in a given month even though actual product purchases were below the required level. The Company recognizes revenues on these certificates when they are redeemed for product or on a ratable basis over a 150 day period after the expiration of the certificate. The Company recognized revenues from the redemption of certificates of approximately $12,500,000, $14,400,000, and $7,647,000 for the years ended September 30, 1998, 1997 and 1996. The Company recognized revenue from unredeemed expired certificates of approximately $3,100,000, $7,028,000, and $3,025,000 for the years ended September 30, 1998, 1997 and
1996. At September 30, 1998 and 1997 the Company had a liability for unredeemed certificates, net of applicable commissions, of approximately $2,809,000 and $2,941,000, which is included as deferred income in the accompanying consolidated balance sheets.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

401(k) Plan

        In July 1998 the Company established the Nutrition for Life 401(k) Plan and Trust (the "Plan") which covers all of the Company's full-time employees who are United States citizens, at least 21 years of age and have completed one quarter of service with the Company. Pursuant to the plan, employees may elect to reduce their current compensation by up to the statutority prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for discretionary contributions by the Company. As of September 30, 1998 no such discretionary contributions have been made by the Company.

Operating Leases

 The Company has noncancelable operating leases, primarily for office, warehouse space and equipment. Rental expense under operating leases for the years ended September 30, 1998, 1997 and 1996 amounted to approximately $621,000, $670,000, and $365,000, respectively.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Future minimum rental payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year are as follows:


         YEAR ENDED SEPTEMBER 30,                                                AMOUNT
         ------------------------                                                -------
             1999                                                             $  870,166
             2000                                                                801,446
             2001                                                                576,512
             2002                                                                175,426
             2003                                                                137,690
             2004 and thereafter                                               1,024,752
                                                                              ----------
                                                                              $3,585,992
                                                                              ==========

Government Regulations

            The Company's activities are subject to regulations by various federal and state agencies, including the Food and Drug Administration (the "FDA"). The Company believes that it is in compliance with all federal and state regulations. However, the Company cannot predict whether new legislation regulating its activities will be enacted, which could have a material adverse effect on the Company.

Employment Agreements

            Effective October 1, 1996, the Company entered into employment agreements with its chief executive officer and its executive vice-president through September 30, 1999. Under the agreements, both individuals will receive their annual salary, plus 5% of pre-tax income from $3,000,000 to $5,000,000, 4% of the next $5,000,000 of pretax income, and 3% of the next $10,000,000 of pretax income. No bonuses were paid to these individuals for either of the years ended September 30, 1998 or 1997, as the Company did not achieve sufficient pretax income in either year.

            In March 1998 each of these individuals agreed to a 25% reduction in their annual salaries. Concurrent with the salary reduction each was granted a three year option, pursuant to the Company's 1995 Stock Option Plan, to purchase up to 20,000 shares of the Company's Common Stock st $5.13 per share, the closing price of the Company's Common Stock on the date of the grant.

Distributor Agreement

            Effective October 24, 1997, the Company entered into an eight year exclusivity in network marketing agreement with a significant distributor, Mr. Kevin Trudeau, in which the Company agreed to pay Mr. Trudeau a percentage, as defined in the agreement, of gross revenues of the Company.

            In August 1998 the Company and Mr. Trudeau entered into an agreement to end the Company's business relationship with Mr. Trudeau. Mr. Trudeau and the Company agreed that their October 1997 agreement and his distributorship were terminated and that Mr. Trudeau would not contest such terminations. Additionally, the Company and Mr. Trudeau agreed that Mr. Trudeau would comply with the nine-month non-competition provisions of the October 1997 agreement and that the Company would purchase the approximate 70,000 shares of common stock and 40,000 stock purchase warrants then owned by Mr. Trudeau. In September 1998 the Company purchased Mr. Trudeau's common stock and stock purchase warrants for approximately $459,000.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings

            During April 1996, the Attorney General of the State of Illinois filed suit against against Kevin Turdeau, a significant distributor of the Company, concerning the distributor's practices in the sale of products and in the recruiting of other distributors. On July 16, 1996, NFLI entered into an "Assurance of Voluntary Compliance" (AVC) with the state of Illinois in order to assure that the Company and its distributors' policies and practices conform to Illinois law and fairly protect the interests of consumers. In accordance with the AVC as it relates to the OAP program, among other things, the Company has agreed to enforce the following policies and practices: (1) distributors may not make purchases or receive certificates merely to earn bonuses; (2) the Company will continue to encourage distributors to redeem their certificates for products; (3) the Company's OAP shall remain a wholly optional program; (4) a distributor shall not receive additional certificates if the distributor has four unredeemed certificates or the distributor has unredeemed certificates totalling six times the distributor's designated OAP amount, unless the distributor is accumulating certificates for a big ticket item; and (5) upon cancellation of a distributorship, unexpired certificates and products purchased with certificates will be treated as any other product for refund purposes. The Company has implemented procedures to ensure compliance with the policies and practices described above. The Company has entered into similar agreements with several other states.

            During August 1996, an action was brought against the Company in the United States District Court (the "Federal Action") for damages relating to an alleged illegal pyramid scheme by: (1) certain of its distributors who enrolled in the "Instant Executive Program" or the "Instant Executive Pack" and who allegedly incurred net economic loss; and (2) all individuals who purchased common stock and warrants during the period from July 11, 1995 through July 16, 1996.

            In addition during August 1996, a suit was also filed against the Company and the same defendants named in the Federal Action in the District Court of Harris County, Texas (the "State Action"). The State Action was brought as a class action on behalf of persons who purchased Common Stock and Warrants of the Company during the period from July 11, 1995 through July 16, 1996.

            The principal allegations of the complaint in the State Action were that certain aspects of the executive distributor compensation program constituted an illegal pyramid scheme and that the Company failed to disclose that its outstanding financial results were directly attributable to the questioned aspects of its marketing practices and failed to adequately disclose a certain distributor's past. The state action was dismissed in November 1997.

            During August 1997 and September 1997, the Federal Action was settled out of court in two separate settlement agreements for (1) the "distributor" class for all distributors who claimed economic loss, and (2) the "stockholder" class for all individuals who purchased common stock and warrants of the Company from July 11, 1995 through July 16, 1996. The settlements provided the following terms and conditions:

               (A) As part of the distributor settlement, the Company was required to set aside $1,500,000 in a reserve fund to pay any individuals who became instant executives from April 1995 to January 1996. The Company reimbursed these individuals for any unused perishable product which the distributor returned prior to January 2, 1998 in unused condition.

               (B) In addition, as part of the distributor settlement, the
                   Company was required to ship product of the Company's choice, with a retail value of $3,900,000 to distributors who became instant executives during the period from April 1995 through April 1996 and had expired, unredeemed order assurance certificates. The Company's cost associated with these products was approximately $534,000.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            The total settlement, including Company legal and administrative fees for the Federal Action was $5,535,000 which is reflected in operating expenses in the accompanying statement of operations for the year ended September 30, 1997. The unpaid portion of the settlement at September 30, 1997 totaled $1,332,314, of which $1,244,651 was paid during the year ended September 30, 1998. The overaccrual of the settlement cost of $87,663 is reflected in other income in the accompanying financial statements for the year ended September 30, 1998.

            The Securities and Exchange Commission (SEC) had initiated an investigation into possible violations by the Company of the federal securities laws pursuant to a formal order of investigation. On December 4, 1996, the SEC terminated its investigation, resulting in no enforcement action against the Company.

Cruise

            On February 11, 1997, the Company's Board of Directors approved the rights of certain distributors to participate in a cruise during February 1998. In connection with this cruise, the Company conducted seminars for the education and development of its distributors. The $1.2 million estimated and accrued cost of the cruise is included in operating expenses for the year ended September 30, 1997. During the year ended September 30, 1998 the
Company paid $833,026 representing payment of all obligations related to the cruise. The $362,124 of overaccrued cost of the cruise is reflected in operating expenses in the accompanying financial statements for the year ended September 30, 1998.

            In connection with the cruise, the Company obtained letters of credit from a financial institution to cover the cost of the cruise. At September 30, 1997, the Company had $737,830 in such letters of credit outstanding which expired in February 1998.

Product Liability

            The Company does not engage in the manufacturing of any of the products it markets and distributes; however, it could be exposed to product liability claims. The Company has not had any such claims to date. Although the Company maintains product liability insurance which it believes to be adequate for its needs, there can be no assurance that the Company will not be subject to claims in the future or that its insurance coverage will be adequate.

Purchase Commitment

        In July 1998, the Company entered into a supply agreement with VitaRich Laboratories, Inc. ("VitaRich") in which the Company agreed to advance VitaRich up to $800,000 to secure the purchase of a sufficient quantity of certain nutritional supplement raw materials to meet the Company's anticipated need for rapid delivery of product and to obtain such product at discounted prices. The agreement is for three years and requires that the Company provide VitaRich with periodic estimates of anticipated needs, as well as actual use rates of the requested product.

        The Company made an initial deposit of $400,000 to VitaRich and has agreed that it will maintain a deposit in the amount of 40% of its outstanding purchase orders with VitaRich. VitaRich is required to use the deposit for the purchase of raw material and the processing of finished product in sufficient kinds and quantifies to enable the Company to (i) meet its anticipated need for the product, (ii) maximize the costs savings to VitaRich and provide the Company with reduced prices through the purchase of bulk quantities of raw materials, and (iii) enable VitaRich to meet the Company's rapid delivery requirements.

        Unless the agreement is terminated before its expiration, the Company is not required to make additional deposits beyond the third year. Additionally, VitaRich is required to repay any outstanding deposits by crediting the Company with an amount equal to 10% of each purchase order placed by the Company until such time as all advances have been repaid. The Company has a first priority security interest in all of VitaRich's interest in the inventory, warehouse receipts, documents of title, accounts receivable and proceeds of insurance related to the raw materials purchased by VitaRich of behalf of the Company. As of September 30, 1998 the Company had advanced VitaRich a total of $ 400,000 which is included in prepaid expense in the accompanying financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS

            In August and September 1998 the Company purchased approximately 41,000 copies of a book, "MAKING A DIFFERENCE WHILE YOU'RE MAKING A LIVING", written by its CEO, David P. Bertrand and his son J. Mark Bertrand, also an employee of the Company, at a cost to the Company of $5.00 per book. New Paradigm Publishing, a company established by J. Mark Bertrand, published the book and subsequently sold it the Company. The Company sold approximately 3,000 copies of the book at its Annual Convention in August at an average selling price of approximately $10.95 per copy. The book has been placed in the Company's product catalog at per copy prices ranging from $8.95 to $12.95, based upon quantity ordered, and it is using the book as part of the materials provided to new distributors in the Company's starter kits. Additionally, in September 1998 approximately 19,000 copies of the book were shipped to distributors as part of the Company's Business Training Systems for that month. New Paradigm Publishing has agreed to accept return of any books ordered, but not sold by the Company and to refund to the Company $5.00 per returned copy. The Company's Board of Directors unanimously approved the purchase of the aforementioned books. As of September 30, 1998 nothing was owed to New Paradigm Publishing by the Company.

            The Company purchases a portion of its inventory from one vendor. Until October 1997, a director of the Company was the president or a consultant of the vendor, and until June 1995, the vendor was owned by a major stockholder of the Company. The items purchased are readily available from other vendors. During the years ended September 30, 1998, and 1997, the Company purchased $494,000 and $4,190,000, respectively, of goods, from this vendor.

NOTE 10 - FOREIGN SALES

            For the years ended September 30, 1998, 1997, and 1996 the Company's net sales from foreign operations were approximately $9,000,000, $10,000,000 and $7,982,000, respectively, including sales to customers in Canada totaling approximately $4,800,000, $6,795,000, $6,422,000, respectively. The gross profit percentages on all foreign sales are consistent with the Company's overall gross profit percentages, however exchange rate fluctuations could have an impact on the Company's future gross profit margins. Information related to the Company's domestic and international operations is as follows:

          The Company is evaluating its options relative to continuing its international operations. Such options include but are not limited to the continued operation of those subsidiaries or the sale or closure of those operations. As of September 30, 1998 the Company has established no formal plan of action.

          The uncertain Asian economic situtation has had a negative impact on the Company's operations in the Philippines. The exchange rate between the Philippines peso and the US dollar has declined from approximately 28 to 1 at the formation of that subsidiary to approximately 44 to 1 as of September 30, 1998. As a result the Company has realized exchange rate losses of approximately $212,000 and $78,500 for the years ended September 30, 1998 and 1997, respectively in the Philippines.



                                                                                  YEARS ENDED SEPTEMBER 30,
                                                                      -------------------------------------------------
                                                                                       (IN THOUSANDS)
                                                                        1998                 1997                 1996
                                                                        ----                 ----                 ----
          Sales to unaffiliated customers:
            North America (1)                                         $65,387             $80,325               $97,248
            United Kingdom (2)                                          3,533               2,549                   156
            Philippines (3)                                               738                 171                    --

          Sales or transfers between geographic areas:
            North America                                                  --                  --                    --
            United Kingdom                                                622                 682                    82
            Philippines                                                   290                 269                    --

          Operating profit (loss):
            North America                                               1,937              (2,342)               13,382
            United Kingdom                                               (959)               (906)                  (35)
            Philippines                                                  (280)                (28)                   --

          Identifiable assets:
            North America                                              29,635              29,827                27,524
            United Kingdom                                              1,435               1,355                   871
            Philippines                                                   883                 708                    --

            (1)  Includes the United States, Canada, and Puerto Rico.
            (2)  First began operations in fiscal 1996.
            (3)  First began operations in fiscal 1997.

NOTE 11 - CONTRACT TERMINATION

            In July 1996, the Company entered into an Administrative and Consulting Services Agreement (the 1996 "Agreement") with Distributor Services, L.L.C. ("DS"). DS is an affiliate of Nightingale-Conant ("NC"), at the time a major supplier to the Company of self-improvement programs. The 1996 Agreement provided that, except to the extent the Company produced its own material in-house, DS had the exclusive right to produce and sell all of the Company's recruiting and training material. Such materials were to be produced and marketed at the expense of DS and DS was entitled to all revenues received from sales of such materials. DS also was granted the exclusive right to produce, organize and sell, at its own expense, admission to all Company sponsored recruiting or promotional events and to receive all revenues derived therefrom. The Company had the exclusive right of approval over content of all materials and meetings produced by DS. Without additional compensation, DS was to provide consulting services to the Company with respect to the Company's marketing strategy and program, including the Company's weekly teleconference, magazine and other communication with distributors. For a fee, DS also produced and provided to the Company each month at least four master cassettes for sale by the Company in the Company's Master Developer Series. The term of the 1996 Agreement was fifteen years and the parties agreed to negotiate in good faith successive fifteen-year terms. The 1996 Agreement could be terminated earlier for breaches of any material obligation. Kevin Trudeau, formerly a key distributor of the Company's products, was principally responsible for DS's performance in connection with the 1996 Agreement.

            In October 1998, the Company, DS and NC agreed to terminate the 1996 Agreement. The Company agreed to pay NC and DS $2,047,000 and to issue to NC a warrant to purchase up to 290,000 shares of the Company's common stock to satisfy all accounts payable and other amounts claimed by them for materials previously delivered to the Company, as well as for the purchase of all of DS's inventory of audio and video tapes, including all of the audio production rights for such audio and video tapes, and other materials used to promote the Company, and for cancellation of the remaining term of the 1996 Agreement.

            Approximately $967,000 of the amount was paid upon execution of the agreement in October 1998 with the balance of $1,080,000 represented by a promissory note payable in 30 equal monthly interest free payments of $36,000 beginning November 1, 1998. The note is subordinated to working capital loans obtained by the Company in the ordinary course of business, tax and other governmental charges, and other obligations incurred in the ordinary course of business for obtaining goods and services. For financial accounting purposes, the Company has discounted the non-interest bearing note at 10.25% resulting in a note payable of $949,000.

            The warrant issued to NC entitles NC to purchase up to 290,000 shares of the Company's common stock at $5.50 per share at any time until October 31, 2003. The warrant is entitled to the benefit of adjustment of the exercise price and number of shares of common stock deliverable upon exercise thereof in the event of certain specified dilutive transactions.

            The Company has accounted for the transactions as of September 30, 1998. The amount paid for the audio production rights was approximately $1,400,000 and will be amortized beginning in November 1998 over an expected recovery period of three-years. Expense relative to the warrants issued to NC has been determined by utilizing the Black-Scholes method to be approximately $702,000. Such expense is included in the accompanying financial statements as "Other expense - Contract termination" and "Accrued expense - Nightingale Conant". Since the warrants were actually issued in October 1998 the Company has accrued an expense of $702,000 as of September 30, 1998 and will record that amount in "Additional Paid In Capital" in October 1998. Additionally, the cash paid upon the execution of the agreement of approximately $967,000 has also been included in "Accrued expenses - Nightingale Conant".

            NC also agreed that for a five year period it would not directly or indirectly seek to acquire a controlling interest, as defined under the rules and regulations promulagated by the Securities and Exchange Commission, in the Company without the prior written consent of the Company's Board of Directors.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION


                                                                     1998                 1997                 1996
                                                                     ----                 ----                 ----
          Supplemental disclosure of noncash investing and
          financing activities:
            Purchase of property and equipment under
             capital lease                                        $   43,192            $  635,959            $     --

            Declaration of dividends                                    --              $  115,798            $  111,371

            Settlement of Nightingale Conant contract:
              Purchase of audio production rights                 $1,400,000                  --                    --

              Issuance of long-term debt                          $  949,000                  --                    --

              Net  increase in liabilities                        $  451,000                  --                    --

          Supplemental disclosure of cash flow information:
            Federal and state income taxes paid                         --              $1,400,000            $7,210,000

            Interest paid                                         $  129,161                  --                    --



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

            Exhibit 10.22   Agreement, effective October 24, 1997, among K.T. Corp., Kevin Trudeau and Registrant, filed as an
                            Exhibit to the Report on Form 10-K for the fiscal year ended September 30, 1997 of the Registrant which
                            Exhibit is incorporated herein by this reference.

            Exhibit 10.23   Agreement, dated August 19, 1998, among the Registrant, Kevin Trudeau and K.T. Corp., filed as an
                            Exhibit to the Report on Form 8-K, which Exhibit is incorporated herein by this reference.

            Exhibit 10.23.1 Settlement Agreement and Release, dated October 27, 1998, among the Registrant, Kevin Trudeau and K.T.
                            Corp.

            Exhibit 10.24   Settlement and Release Agreement, dated October 30, 1998, among the Registrant, Distributor Services,
                            L.L.C., Tru-Vantage International, L.L.C., Maximum Impact, L.L.C. and Nightingale-Conant Corporation,
                            filed as an Exhibit to the Report on Form 8-K, which Exhibit is incorporated herein by this reference.

            Exhibit 10.25   Agreement, dated October 30, 1998, between Distributor Services, L.L.C. and the Registrant, filed as an Exhibit to the Report on Form 8-K, which Exhibit is incorporated herein by this reference.

            Exhibit 21      Subsidiaries of the Company.

            Exhibit 23      Consent of BDO Seidman, LLP.

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

                                        NUTRITION FOR LIFE INTERNATIONAL, INC.
                                        (Registrant)



Date:  January 13, 1999             By: /s/ David P. Bertrand
                                        --------------------------------------
                                        David P. Bertrand, President

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: January 13, 1999                  /s/ David P. Bertrand
                                        --------------------------------------
                                        David P. Bertrand, President, Director
                                        and Chairman of the Board of Directors


Date: January 13, 1999                  /s/ Jana B. Mitcham
                                        --------------------------------------
                                        Jana Mitcham, Executive Vice President,
                                        Secretary, and Director


Date: January 13, 1999                  /s/ David O. Rodrigue
                                        --------------------------------------
                                        David O. Rodrigue, Vice President and
                                        Chief Financial Officer


Date: January 13, 1999                  /s/ John R. Brown, Jr.
                                        --------------------------------------
                                        John R. Brown, Jr., Vice President-
                                        Finance, Treasurer and Assistant
                                        Secretary

Date: January 13, 1999                  /s/ F. Wayne Ballenger
                                        --------------------------------------
                                        F. Wayne Ballenger, Director


Date: January 13, 1999                  /s/ M.F. Florence
                                        --------------------------------------
                                        M.F. Florence, Director


Date: January 13, 1999                  /s/ Richard S. Kashenberg
                                        --------------------------------------
                                        Richard S. Kashenberg, Director