Form 10-K/A
period 1998-09-30
NUTRITION FOR LIFE INTERNATIONAL INC
filed 1999-01-27
CIK 913614

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-K/A



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


Date:  January 25, 1999         By:  /s/  John R. Brown, Jr.
                                     -----------------------
                                     John R. Brown, Jr., Vice President-Finance

                                   PART III


           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS
---------

     The following persons serve as members of the Board of Directors of Nutrition For Life International, Inc. (the "Company"):


     F. WAYNE BALLENGER, age 52, has served as President of First Commercial Capital since 1995. He has also served as President of Puncture Guard LLC since December 1994. From March 1992 to December 1994, he served as director of sales and marketing for Petrolon, Inc., a multi-level marketing organization. Immediately prior thereto, he served as a vice president of Southwest Bank of Texas with commercial lending responsibilities. Mr. Ballenger received a B.B.A. degree from the University of the South in 1968. Mr. Ballenger became a director of the Company in November 1995.

     DAVID P. BERTRAND, age 55, has served as President and Chairman of the Board of Directors of the Company and its predecessors since 1984. Mr. Bertrand received a B.S. degree in education in 1966 and a Master of Education degree in administration and supervision in 1969, both from McNeese State University in Lake Charles, Louisiana. Mr. Bertrand is the brother-in-law of Jana B. Mitcham.

     M. F. FLORENCE, age 62, has served as President of Sherfam Inc. since 1989. Sherfam Inc. is a holding company, principally of pharmaceutical companies and is the parent of Shermfin Corp., which is a principal shareholder of the Company. From 1958 to 1989, Mr. Florence was associated with the firm of Wm. Eisenberg & Co., a firm of chartered accountants in Canada. He served as a partner of the firm from 1964 to 1989. Mr. Florence received a Bachelor of Commerce degree from the University of Toronto. He is the recipient of a Chartered Accountant degree from the Institute of Chartered Accountants of Ontario. Mr. Florence is President of Citadel Gold Mines, Inc. Mr. Florence is also a Director of Barr Laboratories, Inc., a publicly held corporation whose common shares are listed on the American Stock Exchange. Mr. Florence has served as a director of the Company since 1994.

     RICHARD S. KASHENBERG, age 43, has served as President of Adam Nutrition, Inc. since November 1997. He served as President of NION Laboratories from 1982 to 1996, and as a consultant to NION through October 1997. NION has been a principal supplier of products sold by the Company. Mr. Kashenberg served as President and Director of Nutrition Express Corporation of Utah, Inc. from 1991 until its merger with the Company in 1994. Mr. Kashenberg received a Bachelor's degree from Vanier College. Mr. Kashenberg has served as a director of the Company since 1994.

     JANA B. MITCHAM, age 50, has served as Executive Vice President, Secretary and Director of the Company and its predecessors since 1984. Ms. Mitcham received a B.A. degree in 1974 in special education from McNeese State University and undertook graduate work in special education at the Korean Extension of the University of Maryland. Ms. Mitcham is a Fellow with Boston Bio-Science Research Foundation and a member of the Board of Directors of the Multi-Level Marketing International Association. Ms. Mitcham is the sister-in-law of David P. Bertrand.

   The Company entered into an agreement in 1995 with Shermfin Corp. wherein it agreed that, for so long as Shermfin Corp. owns 10% or more of the outstanding Common Stock of the Company, Shermfin Corp. will be entitled to designate one person to serve as a member of the Company's Board of Directors. Shermfin Corp.'s designee is M. F. Florence. See Item 13.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

   Based solely on the Company's review of copies of Section 16(a) reports filed by officers, directors and greater than 10% shareholders with the Securities and Exchange Commission, which have been received by the Company and written representations from these persons that no other reports were required for those persons, the Company believes that all filing requirements applicable to those persons were complied with for the fiscal year ended September 30, 1998.

OFFICERS
--------

  The following executive officers have been elected by the Board of Directors of the Company. It is expected that the Board will elect officers annually following each Annual Meeting of Shareholders. Information is provided below regarding the names and ages of all executive officers of the Company who are not directors of the Company, their position with the Company and the period they have served as executive officers of the Company.

  JOHN R. BROWN, JR., age 61, became Vice President-Finance of the Company in September, 1996, and had previously served the Company on a part-time basis commencing in December 1995. From April, 1989 until he joined the Company, Mr. Brown was a management consultant performing merger and acquisition services, systems analyses, financial reporting assistance, and other services for both publicly and privately held companies. From June, 1987 to March, 1989 he was Vice President-Finance & Administration for Environmental Protective Industries, Inc., an environmental services organization. Mr. Brown is a Certified Public Accountant and has over 20 years experience in public accounting with both national and local firms. Mr. Brown received a B.S. degree in mechanical engineering from Stanford University and an M.B.A. degree from the University of Texas at Austin.


  DAVID O. RODRIGUE, age 50, became Vice President and Chief Financial Officer of the Company in January, 1998. From 1993 until he joined the Company, Mr. Rodrigue served as Vice President-Finance and Chief Financial Officer of Positron Corporation, a publicly-held company engaged in medical imaging. From 1989 to 1993, he functioned as a consultative chief financial officer to several privately-held companies. Mr. Rodrigue is a Certified Public Accountant and was previously employed by Coopers & Lybrand. He received B.S. and M.B.A. degrees from Louisiana State University.

                       ITEM 11.  EXECUTIVE COMPENSATION


  The following table sets forth certain information regarding compensation paid by the Company to the Chief Executive Officer and each of the five other executive officers of the Company (the "named executive officers") during the fiscal years ended September 30, 1996, 1997 and 1998.


SUMMARY COMPENSATION TABLE
--------------------------

                                                                                       LONG TERM COMPENSATION
                                                                ------------------------------------------------------
                                 ANNUAL COMPENSATION
                      -----------------------------------------         AWARDS                   PAYOUTS
                                                  Other                 ------                   -------
                                                  Annual       Restricted
Name and Principal      Year  Salary     Bonus    Compen-        Stock       Options/      LTIP          All other
   Position                    ($)                sation         Awards       SARs        Payouts    Compensation($)(1)
David P. Bertrand      1996 $162,000   $530,812  $15,750              0            0           0           $12,885
Chief Executive
  Officer              1997  412,434          0        0              0      $40,200           0             6,485
                       1998  363,969          0        0              0       20,000           0             6,744

Jana B. Mitcham        1996  156,000    526,649   15,500              0            0           0             9,013
Executive Vice         1997  387,793          0        0              0       37,800           0             4,985
  President            1998  342,172          0        0              0       20,000           0             5,184

Barry C. Loder(2)      1996  121,184     57,500   11,208              0            0           0                 0
Vice President and     1997  161,243          0        0              0       55,000           0                 0
  Chief Financial      1998   64,762          0        0              0            0           0                 0
  Officer

Ronnie D. Meaux(3)     1996  87,430     53,160    9,400              0            0           0             6,392
Vice President,        1997  87,101      6,000        0        $12,250            0      $2,619                 0
  Treasurer and        1998  87,739          0        0              0            0           0                 0
  Assistant Secretary

John R. Brown, Jr.(4)  1996  30,030      6,900        0              0       10,000           0                 0
Vice-President-Finance 1997  76,357          0        0              0            0           0                 0
                       1998  88,628      7,500        0              0            0           0                 0

David O. Rodrigue(5)   1996       0          0        0              0            0           0                 0
Vice President and     1997       0          0        0              0            0           0                 0
  Chief Financial      1998  73,431          0        0              0       25,000           0                 0
  Officer

________________

     (1) The Company has obtained insurance policies on the lives of Mr. Bertrand and Ms. Mitcham, of which benefit amounts of $1,060,000 and $660,000 on the lives of Mr. Bertrand and Ms. Mitcham, respectively, constitute "keyman" insurance and are payable to the Company. Approximately 51% of the aggregate insurance benefits on the lives of Mr. Bertrand and Ms. Mitcham are payable to beneficiaries designated by Mr. Bertrand and Ms. Mitcham. In addition, part of the cash value may be used as retirement benefits for the executive officers. The premiums paid by the Company allocable to these items are included in the table.

     (2) Mr. Loder joined the Company as Vice President and Chief Financial Officer in March 1995, and became Chief Operating Officer in April 1997. He resigned in January 1998.

     (3) Mr. Meaux resigned his position with the Company in February 1998.

     (4) Mr. Brown commenced work with the Company on a part-time basis in December 1995 and became a full-time employee and officer of the Company in September 1996.

     (5) Mr. Rodrigue joined the Company in January 1998.


EMPLOYMENT AGREEMENTS
---------------------

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

  Effective October 1, 1996, the Company entered into new employment agreements with Mr. Bertrand and Ms. Mitcham. The terms of these agreements are essentially identical, except that Mr. Bertrand's annual salary is $400,000 and Ms. Mitcham's annual salary is $376,000. Mr. Bertrand and Ms. Mitcham are each also entitled to a bonus if the Company has pre-tax annual income between $3 million and $20 million. Each is entitled to receive 5% of any annual pre-tax income between $3 million and $5 million; four percent of the annual pre-tax income between $5 million and $10 million; and three percent of the annual pre-tax income between $10 million and $20 million. The term of each agreement is three years. Each of the agreements may be earlier terminated upon mutual agreement, death, disability or conviction of the officer, or a material breach of the agreement by the officer. In March 1998 each of Mr. Bertrand and Ms. Mitcham agreed to a 25% reduction in their annual salaries.

OPTION GRANTS IN FISCAL YEAR ENDED SEPTEMBER 30, 1998
-----------------------------------------------------

   The following table sets forth information with respect to stock option grants to the named executive officers during the fiscal year ended September 30, 1998:


                                                                              Potential Realizable
                                                                                   Value at
                          Individual Grants                                  Assumed Annual Rates of
                                                                            Stock Price Appreciation
                                                                                 For Option Term
                     Number of      Percent of
Name                 Securities        Total
                     underlying      options/      Exercise
                     Options/SARs   SARs granted      or        Expiration     5% ($)      10% ($)
                     granted (#)    to employees   base price       date
                                     in fiscal      ($/Sh)
                                        year
David P. Bertrand    20,000                    31%        $5.13        03/01  $64,462      $163,359
Jana B. Mitcham      20,000                    31          5.13        03/01   64,462       163,359
Barry C. Loder            0                     0                          0        0           0



Ronnie D. Meaux                      0                 0              0              0                  0              0
John R. Brown, Jr.                   0                 0              0              0                  0              0
David O. Rodrigue               25,000                38           5.75          01/08             90,404        229,100



OPTION EXERCISES AND YEAR-END VALUES
------------------------------------

   The following table shows option exercises by the named executive officers during the fiscal year ended September 30, 1998 and the number and value of unexercised options at September 30, 1998.


                                                                                              Value of

                          Number of           Value              Number of                   Unexercised
                        Shares Under-       Realized        Unexercised Options             In-the-Money
       Name             Lying Options          ($)            At Year End (#)                Options at
       ----             Exercised (#)          ---              Exercisable/                Year End ($)
                        -------------                          Unexercisable                Exercisable/
                                                               -------------               Unexercisable(1)
                                                                                           ----------------

David P. Bertrand             0                      0               121,000/28,000            $98,478/0

Jana B. Mitcham               0                      0               114,600/27,200             93,978/0

Barry C. Loder           50,000               $150,400                          0/0                  0/0

Ronnie D. Meaux          24,500                154,963                          0/0                  0/0

John R. Brown, Jr.            0                      0                  6,666/3,334                  0/0

David O. Rodrigue             0                      0                     0/25,000                  0/0


____________________

(1) Based on the price of the Common Stock of $3.00 on September 30, 1998 as reported by The Nasdaq Stock Market.



COMPENSATION COMMITTEE REPORT
-----------------------------


  The Compensation Committee (the "Committee") of the Board of Directors has been established by the Board to periodically review the compensation philosophy for the Company's executives, and to recommend to the Board compensation packages for the Company's executives. The Committee also reviews and recommends to the Board any additions to or revisions of the Company's stock option plans. The Committee consists exclusively of non-employee directors, appointed by resolution of the entire Board. No member of the Committee is permitted to receive any award under the Company's incentive stock option plans. The Committee members receive annual, fixed grants of stock options pursuant to the Company's 1995 Non-Discretionary Stock Option Plan.

  The Committee's objective is to set executive compensation at levels which (i) are fair and reasonable to the shareholders, (ii) link executive compensation to long-term and short-term interest of the shareholders, and (iii) are sufficient to attract, motivate and retain outstanding individuals for executive positions.

  Fairness to the shareholders is balanced with the need to attract, retain and motivate outstanding individuals by comparing the Company's executive compensation with the compensation of executives at other companies. The Committee's overall goal is to achieve strong performance by the Company and its executives by affording the executives the opportunity to be rewarded for strong performance. The Committee attempts to provide both short-term and long-term incentive pay. To accomplish its objectives, the Committee has structured the executive compensation program with three primary components. These primary components are base salary, annual incentives, and long-term incentives.

  During the fiscal year ended September 30, 1997, the Committee determined to undertake a review of the Company's executive compensation program, with particular emphasis on the Company's Chief Executive Officer and Executive Vice President. The Company had experienced dramatic growth in the fiscal year ended September 30, 1996, but also was experiencing problems due to regulatory scrutiny and negative media reports. The Committee determined that it would be in the best interest of the Company and its shareholders for the Committee to review the existing compensation arrangements and to provide a compensation program which recognized, among other factors, the Company's growth, problem areas which could result in short-term performance difficulties, and appropriate incentives to provide impetus for the long-term growth of the Company. The Company retained an independent compensation consultant to assist it in its review of the executive compensation program. The review included compensation programs of publicly traded peer companies similar in characteristics to the Company, as well as compensation paid by other network marketing companies with different product lines.

  Effective in October 1996, the Company entered into employment agreements with David P. Bertrand, the Company's President and Chief Executive Officer, and Jana B. Mitcham, the Company's Executive Vice President and Secretary. The employment agreements are described in "Employment Agreements." The Committee determined that the base salaries for Mr. Bertrand and Ms. Mitcham should be increased, based on the progress made by the Company, the tremendous effort and energy devoted by them to the Company's business, and the recommendations of the independent compensation consultant based on review of base salaries of other companies.

  In March 1998, after consultation with the Committee, Mr. Bertrand and Ms. Mitcham agreed to a 25% reduction in their annual salaries. Concurrent with the salary reductions, the Company granted to each of Mr. Bertrand and Ms. Mitcham stock options to purchase up to 20,000 shares of the Company's Common Stock at $5.13 per share, the closing trading price of the Common Stock on the date of the grant. The Committee recommended these actions in furtherance of its objectives of linking compensation with Company performance and providing incentive for key executives.

  The Committee also periodically reviews other executive salaries. In addition to the external competitive compensation market, base salary levels reflect each officer's performance over time and each individual's role in the Company. Consequently, employees with higher levels of sustained performance over time and/or employees assuming greater responsibilities will typically be paid correspondingly higher salaries. Individual performance criteria used to assess performance include leadership, professionalism, initiative and dependability. However, individual performance assessments are made qualitatively and in total, and no specific weightings are attached to these performance indicators, nor is a formula utilized in determining appropriate salary increases or salary levels.

     In January 1998, David O. Rodrigue joined the Company as Vice President and Chief Financial Officer. Mr. Rodrigue's annual salary is $105,000 and he is entitled to receive bonuses as determined by the Company. Mr. Rodrigue was granted options at the inception of his employment to purchase up to 25,000 shares of the Common Stock at $5.75 per share, the then closing trading price of the Common Stock. The options are exercisable in one-third annual installments commencing January 1999. The Committee believes that the compensation package for Mr. Rodrigue is reasonable in relation to industry standards and for companies comparable in size and in the Company's geographic area. The Committee also believes that the compensation program for Mr. Rodrigue has accomplished the objective of linking shareholder and financial performance to Mr. Rodrigue's total compensation.

     In reviewing the employment agreements of Mr. Bertrand and Ms. Mitcham, the Committee recommended that their annual compensation relate to and be contingent upon the performance of the Company. As a result, much of their compensation package is subject directly to annual bonus compensation measured by the Company's achievement of certain specified income criteria. No bonus was paid to either of these persons in the fiscal year ended September 30, 1998 due to the failure to achieve these income criteria.

     The Committee periodically reviews the performance of other executive officers to determine whether bonuses should be paid to those persons. The Committee has not established specific performance measures for determining the award of bonuses. The Committee believes that bonuses should be provided to reward key employees based on Company and individual performance and to provide competitive cash compensation opportunities to the Company's executives. However, based primarily on the Company's financial results in the fiscal year ended September 30, 1998, no bonuses were paid to any executive officers other than John R. Brown, Jr. who received a bonus of $7,500.

     The Company's stock option plans are designed to focus executive efforts on long-term goals of the Company and to maximize total return to the Company's shareholders. The Committee believes that stock options advance the interests of employees and shareholders by providing value to the executives through stock price appreciation only. Options terminate if the employee's employment with the Company is terminated. All options awarded must have an exercise price of at least 100% of fair market value on the date of grant.

     The exact number of shares actually granted to a particular participant reflects both the participant's performance and role in the Company, as well as the Company's financial success, and its future business plans. All of these factors are assessed subjectively and are not weighted. In determining each grant, the Committee also considers the number of stock options which are outstanding, and the total number of options to be awarded.

     In making grants during the fiscal year ended September 30, 1998, the Committee also considered the number of outstanding options previously granted to each officer. Due to the decline in the Company's stock price during the year, all of the options granted to executive officers of the Company in fiscal 1998 were "out-of-the-money" at the fiscal year end of September 30, 1998. The Committee believes that its awards were consistent with the Company's compensation philosophy to increase the emphasis placed on long-term incentives and to be competitive in its total compensation program.

     Under Section 162(m) of the Internal Revenue Code of 1986, as amended, public companies are precluded from receiving a tax deduction on compensation paid to executive officers in excess of $1,000,000, unless the compensation is excluded from the $1,000,000 limit as a result of being classified performance-based. At this time, the Company's executive officers cash compensation levels do not exceed the payment limit and will most likely not be affected by the regulations in the near future. Nonetheless, the Committee intends to review its executive pay plans over time in light of these regulations.


                                   COMPENSATION COMMITTEE


                                   F. Wayne Ballenger
                                   M. F. Florence
                                   Richard S. Kashenberg


COMPENSATION OF DIRECTORS
-------------------------

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

   In November 1995, the Board of Directors of the Company adopted the 1995 Non-Discretionary Stock Option Plan for directors of the Company who are not eligible to participate in the other Plans (the "Non-Discretionary Plan.") The Non-Discretionary Plan provides that the Company grant options to purchase 5,000 shares of the Company's Common Stock to each eligible director on the date of adoption of the Non-Discretionary Plan (November 28, 1995), to each person who thereafter becomes a director of the Company and, as of December 1 of each year (commencing in 1996), options to purchase an additional 5,000 shares of Common Stock will be granted to each eligible director. The exercise price of the options is the fair market value of the Common Stock on the date the options are granted. The options are exercisable in full as of the date of grant. The shares acquired upon exercise of these options cannot be sold for six months following the date of grant. During the fiscal year ended September 30, 1998, the Company granted options to purchase 5,000 shares of Common Stock at a price of $7.00 per share to each of F. Wayne Ballenger, M.F. Florence and Richard S. Kashenberg. Each option granted pursuant to the Non-Discretionary Plan will expire five years from the date of grant, except that an option will expire, if not exercised, 30 days after the optionee ceases to be a director of the Company.

   Options granted pursuant to the Non-Discretionary Plan will not qualify for the special tax benefits given to incentive stock options under Section 422 of the Code. Accordingly, all of the stock options granted pursuant to the Non-Discretionary Plan may be deemed to be non-statutory stock options. The options are generally non-transferable.

Corporate Performance Graph
---------------------------

      The following graph compares the yearly cumulative return on the Company's Common Stock since July 10, 1995 (the date the Company's Common Stock began trading on The Nasdaq Stock Market) with that of the Index for The Nasdaq Stock Market (U.S. Companies) and a peer group including the following companies:
BeautiControl Cosmetics, Inc., Herbalife International, Inc., Nature's Sunshine Products, Inc and Reliv' International, Inc.


                             [GRAPH APPEARS HERE]


----------------------------------------------------------------------------------------------------
Total Return Analysis
                                7/10/95       9/29/95        9/30/96       9/30/97       9/30/98
----------------------------------------------------------------------------------------------------
Nutrition For Life               $ 100        $ 304.29       $ 506.40      $ 277.08      $ 104.93
----------------------------------------------------------------------------------------------------
Peer Group                       $ 100        $ 332.96       $ 414.28      $ 404.00      $ 218.69
----------------------------------------------------------------------------------------------------
Nasdaq Composite (US)            $ 100        $ 106.85       $ 125.63      $ 172.60      $ 173.43
----------------------------------------------------------------------------------------------------
Source:  Carl Thompson Associates www.ctaonline.com (800) 959-9677.  Data from Bloomberg Financial Markets.

                    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth, as of January 20, 1999, the ownership of the Company's Common Stock held by: (i) each person who owns of record or who is known by the Company to own beneficially more than 5% of such stock, (ii) each of the directors and nominees for election as directors of the Company, (iii) each of the current executive officers of the Company and (iv) all of the Company's directors and executive officers as a group. The number of shares and the percentage of the class beneficially owned by the persons named in the table and by all directors and executive officers as a group, includes, in addition to shares actually issued and outstanding, unissued shares which are subject to issuance upon exercise of options or warrants.


                                                                                        PERCENTAGE OF
                                                    NUMBER OF SHARES                    -------------
BENEFICIAL OWNER                                         OWNED                            OWNERSHIP
----------------                                                                          ---------
Apotex Foundation                                     650,000(1)                           11.2%
150 Signet Dr.
Weston, Ontario, Canada
9ML 1T9

Bernard Sherman                                     1,215,390(1)                           20.9
150 Signet Dr.
Weston, Ontario, Canada
9ML 1T9

Shermfin Corp.                                        565,390(1)                            9.7
150 Signet Dr.
Weston, Ontario, Canada
9ML 1T9

M.F. Florence                                       591,390(1)(2)                           10.2
150 Signet Dr.
Weston, Ontario, Canada
9ML 1T9

Jana B. Mitcham                                       443,704(3)                            7.6
10618 Great Plains
Houston, TX  77064

David P. Bertrand                                     355,492(4)                            6.1
10622 Great Plains
Houston, TX  77064

Richard S. Kashenberg                                  70,372(5)                            1.2
11010 Hopkins St., Unit B
Mira Loma, CA   91752

F. Wayne Ballenger                                     20,000(6)                             .3
3134 Meadway Drive
Houston, TX  77082

                                                    NUMBER OF SHARES                   PERCENTAGE OF
BENEFICIAL OWNER                                         OWNED                           OWNERSHIP
----------------                                                                         ---------
John R. Brown, Jr.                                     10,000(7)                             .2
2534 Pomeran
Houston, TX  77080

David O. Rodrigue                                      25,000(8)                             .4
17810 Cypress Spring Dr.
Spring, TX  77388

All Officers and Directors                              1,515.958                          26.1
 as a Group (7 Persons)

________________________________


(1) Mr. Sherman may be deemed a beneficial owner of the shares held by the Apotex Foundation due to his affiliations with the Apotex Foundation. Messrs. Sherman and Florence may be deemed beneficial owners of the shares held by Shermfin Corp. due to their affiliations with Shermfin Corp. In July, 1994, Mr. Sherman and Shermfin Corp. consented to the issuance of an Order of the Securities and Exchange Commission (the "Commission") that they cease and desist from violations of certain reporting and anti-fraud provisions of the Securities Exchange Act of 1934. Mr. Sherman and Shermfin Corp. consented to this Order without admitting or denying the findings of the Commission that they had failed to file reports of beneficial ownership of the common stock of Kinesis, Inc. with the Commission on Form 3 and Schedule 13G. The Company has no relationship with Kinesis, Inc.

(2) Includes options to acquire (i) 6,000 shares of Common Stock at $1.665 per share, (ii) options to acquire 5,000 shares of Common Stock at $19.75 per share, (iii) options to acquire 5,000 shares of Common Stock at $12.38 per share, (iv) options to acquire 5,000 shares of Common Stock at $7.00 per share and (v) options to acquire 5,000 shares of Common Stock at $2.38 per share.

(3) Includes Warrants to purchase 5,000 shares of Common Stock at $3.75 per share and options to acquire (i) 42,000 shares of Common Stock at $1.665 per share, (ii) 16,800 shares of Common Stock at $1.875 per share, (iii) 16,800 shares of Common Stock at $2.25 per share, (iv) 37,800 shares of Common Stock at $13 per share, of which options to acquire 12,600 shares become exercisable in November 1999 and (v) 20,000 shares of Common Stock at $5.13 per share. Also includes 11,554 shares of Common Stock owned by her daughter, 9,000 shares of Common Stock owned by her husband, and options held by her husband to acquire 4,800 shares of Common Stock at $1.665 per share and 3,600 shares of Common Stock at $13.00 per share, of which options to acquire 1,200 shares become exercisable November 1999. Does not include options to acquire 25,000 shares at $3.00 per share which become exercisable in one-third annual installments commencing in December 1999.

(4) Includes options to acquire (i) 42,000 shares of Common Stock at $1.665 per share, (ii) 19,200 shares of Common Stock at $1.875 per share, (iii) 19,200 shares of Common Stock at $2.25 per share, (iv) 40,200 shares of Common Stock at $13.00 per share, of which options to acquire 13,400 shares become exercisable in November 1999 and

     (v) 20,000 shares of Common Stock at $5.13 per share. Also includes options held by his wife to acquire 4,800 shares of Common Stock at $1.665 per share and 3,600 shares of Common Stock at $13.00 per share, of which options to acquire 1,200 shares become exercisable in November 1999. Does not include options to acquire 25,000 shares at $3.00 per share which become exercisable in one-third annual installments commencing in December 1999.

(5) Includes options to acquire (i) 6,000 shares of Common Stock at $1.665 per share, (ii) 5,000 shares of Common Stock at $19.75 per share, (iii) 5,000 shares of Common Stock at $12.38 per share, and (iv) 5,000 shares of Common Stock at $7.00 per share, and (v) 5,000 shares of Common Stock at $2.38 per share.

(6) Includes options to acquire (i) 5,000 shares of Common Stock at $19.75 per share; (ii) 5,000 shares of Common Stock at $12.38 per share, (iii) 5,000 shares of Common Stock at $7.00 per share and (iv) 5,000 shares of Common Stock at $2.38 per share.

(7) Includes options to acquire 10,000 shares of Common Stock at $11.50 per share, of which options to acquire 3,333 shares become exercisable in September 1999. Does not include options to acquire 10,000 shares which become exercisable in one-third annual installments commencing in December 1999.

(8) Includes options to acquire 25,000 shares of Common Stock at $5.75 per share, of which options to acquire 8,333 shares become exercisable in each of January 2000 and January 2001. Does not include options to acquire 15,000 shares at $3.00 per share which become exercisable in one-third annual installments commencing in December 1999.



        ITEM 13.  CERTAIN RELATIONSHPS AND RELATED TRANSACTIONS


     In March 1995, the Company entered into an agreement with Shermfin Corp. regarding conversion to Common Stock of debt owed by the Company to Shermfin Corp. The Company and Shermfin Corp. also agreed that, for so long as Shermfin Corp. owns 10% or more of the outstanding Common Stock of the Company, Shermfin Corp. will be entitled to designate one person to serve as a member of the Company's Board of Directors. Shermfin Corp. designated M.F. Florence to serve on the Board.

     NION Laboratories, which was a subsidiary of Shermfin Corp. until June 1995, has been a key supplier to the Company of nutritional supplements and other consumer-related products. The Company purchased from NION approximately $494,000, $4,190,000 and $5,234,000 of goods during the fiscal years ended September 30, 1998, 1997 and 1996, respectively. Richard S. Kashenberg, a director of the Company, served as the chief executive officer of NION until December 31, 1996 and as a consultant to NION through October 31, 1997. The Company believes that the terms it has obtained from NION are at least as favorable as could have been obtained from third parties.

     In August and September 1998, the Company purchased approximately 41,000 copies of a book entitled Making A Difference While You're Making A Living,
                          ------------------------------------------------
written by the Company's President, David P. Bertrand, and Mr. Bertrand's son,
J. Mark Bertrand, who is also an employee of the Company. The cost to the Company was $5 per book. New Paradigm Publishing, a company established by J. Mark Bertrand, published the book. The Company sold approximately 3,000 copies of the book at its Annual Convention in August 1998 at an average selling price of approximately $10.95 per copy. The book has been placed in the Company's product catalog at per copy prices ranging from $8.95 to $12.95, based upon quantity ordered, and the Company is using the book as part of the materials provided to new distributors in the Company's starter kits. Additionally, in September 1998, approximately 19,000 copies of the book were shipped to distributors as part of the Company's Business Training System program for that month. New Paradigm Publishing has agreed to accept the return of any books ordered, but not sold by the Company, and to refund to the Company the $5 per book purchase price for any copies returned to it by the Company.