Form 10-Q
period 1998-12-31
NUTRITION FOR LIFE INTERNATIONAL INC
filed 1999-02-16
CIK 913614

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1998

                        Commission File Number 0-26362


                    NUTRITION FOR LIFE INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

              Texas                                   76-0416176
---------------------------------        --------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X             No
                              ------              ------

     As of February 12, 1999 there were 5,808,595 shares of common stock,
                    $0.01 par value per share, outstanding.

NUTRITION FOR LIFE INTERNATIONAL, INC.
Index
                        PART I - Financial Information


                                                                         Page
Item 1. Financial Statements

        Nutrition For Life International, Inc.

        Consolidated Balance Sheets                                           3
           December 31, 1998 and September 30, 1998

        Consolidated Statements of Operations and Comprehensive Income (Loss) 4
           for the Three Months Ended December 31, 1998 and 1997

        Condensed Consolidated Statements of Cash Flows                       5
           for the Three Months Ended December 31, 1998 and 1997

        Notes to Consolidated Financial Statements                            6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   8


                          PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                      10

Signatures                                                                    11

Part 1 - Financial Information
Item 1.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                          Consolidated Balance Sheets



                                                                                December 31,
                                                                                   1989                   September 30,
                                                                                (Unaudited)                   1998
                                                                                -----------                -----------
                                Assets
Current assets:
        Cash and cash equivalents                                               $ 2,804,345                $ 4,404,388
        Marketable securities                                                       979,226                    968,196
        Receivables                                                                 929,768                    568,931
        Inventories                                                               9,032,758                  9,697,495
        Deferred tax asset, net                                                   1,752,000                  1,982,000
        Refundable federal income taxes                                             175,000                    200,000
        Prepaid expenses and other assets                                         1,004,396                    953,161
                                                                                -----------                -----------
              Total current assets                                               16,677,493                 18,774,171
Property and equipment, net                                                       7,047,465                  7,306,650
Audio production rights                                                           1,322,222                  1,400,000
Other assets                                                                        390,502                    377,328
                                                                                -----------                -----------
                                                                                $25,437,682                $27,858,149
                                                                                ===========                ===========
                 Liabilities and Stockholders' Equity

Current liabilities:
        Accounts payable                                                        $ 2,517,890                $ 3,282,750
        Accrued bonuses and commissions                                           1,492,033                  1,646,638
        Deferred income                                                           3,020,577                  3,252,598
        Accrued expenses and other liabilities                                      812,123                  1,420,338
        Accrued liability - Nightingale Conant                                        --                     1,669,122
        Current portion of capital lease obligation                                 163,324                    163,324
        Current portion of long-term debt                                           320,263                    320,263
                                                                                -----------                -----------
              Total current liabilities                                           8,326,210                 11,755,033

Deferred tax liability                                                              718,000                    682,000
Long-term portion of capital lease obligation                                       301,564                    349,520
Long-term debt                                                                      556,737                    628,737

Stockholders' equity:
        Preferred stock, $.001 par value; 1,000,000 authorized; none issued
        Common stock, $.01 par value; 20,000,000 shares authorized                   58,875                     58,875
        Additional paid-in capital                                               11,837,156                 11,074,044
        Retained earnings                                                         4,363,151                  3,958,757
        Accumulated other comprehensive income (loss):
              Unrealized loss on investment                                         (47,015)                   (38,364)
              Cumulative foreign currency translation adjustment                   (144,511)                   (77,968)
                                                                                -----------                -----------
                                                                                 16,067,656                 14,975,344
        Less: Treasury stock 79,000 shares, at cost                                (532,485)                  (532,485)
                                                                                -----------                -----------
              Total Stockholders' Equity                                         15,535,171                 14,442,859
                                                                                -----------                -----------
                                                                                $25,437,682                $27,858,149
                                                                                ===========                ===========

         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.

                  Consolidated Statements Of Operations And
                    Comprehensive Income (Loss) (Unaudited)



                                                               Three Months
                                                            Ended December 31,
                                                        ------------------------------
                                                            1998             1997
                                                        -----------       ------------
Net sales                                               $16,991,901       $18,383,502
Cost of sales                                            11,020,602        13,355,355
                                                         ----------        ----------
Gross profit                                              5,971,299         5,028,147
Marketing, distribution and administrative expenses       5,613,549         5,209,637
                                                         ----------        ----------
Income (loss) from operations                               357,750          (181,490)
                                                         ----------        ----------
Other income (expense):
        Interest income, net                                 10,000            79,152
        Foreign exchange income (loss)                      146,906          (126,535)
        Other, net                                          180,738           140,989
                                                         ----------        ----------
                                                            337,644            93,606
                                                         ----------        ----------
Income (loss) before income tax expense                     695,394           (87,884)
Income tax expense                                          291,000           160,600
                                                         ----------        ----------
Net income (loss)                                           404,394          (248,484)
                                                         ----------        ----------
Other comprehensive income (loss):
        Unrealized loss on investments                       (8,651)             --
        Foreign currency translation loss                   (66,543)          (31,488)
                                                         ----------        ----------
                                                            (75,194           (31,488)
                                                         ----------        ----------
Total comprehensive income (loss)                       $   329,200       $  (279,972)
                                                         ==========        ==========
Basic income (loss) per common share                    $    0.07         $   (0.04)
                                                             ====              ====
Diluted income (loss) per common share                  $    0.07         $   (0.04)
                                                             ====              ====
Weighted average common shares:
   Basic                                                  5,887,595         5,775,835
                                                         ==========        ==========
   Diluted                                                5,950,747         6,195,326
                                                         ==========        ==========


         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
          Condensed Consolidated Statements Of Cash Flows (Unaudited)


                                                             Three Months
                                                           Ended December 31,
                                                       -------------------------
                                                           1998       1997
                                                           ----       ----
Net cash used in operating activities                  $(1,268,988) $(1,236,509)

Net cash used in investing activities                     (144,556)  (1,143,401)

Net cash used in financing activities                     (119,956)    (175,050)

Cumulative foreign currency translation adjustment         (66,543)     (31,488)
                                                       -----------  -----------
        Net decrease in cash and cash equivalents       (1,600,043)  (2,586,448)

Cash and cash equivalents at beginning of period         4,404,388    8,903,957
                                                       -----------  -----------
Cash and cash equivalents at end of period             $ 2,804,345  $ 6,317,509
                                                       ===========  ===========



         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  Notes To Consolidated Financial Statements


INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Nutrition For Life International, Inc. (the Company) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 1998, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K. The results of operations for the period ended December 31, 1998 are not necessarily an indication of operating results for the full year.

Information regarding the Company's business segments as required by Statements of Financial Accounting Standards No. 131, "Disclosure About Segments of a Business Enterprise", follows below:


                                             Three months ended
                                                December 31,
                                               (In thousands)
                                            --------------------
                                              1998        1997
                                            --------    --------
Sales to unaffiliated customers:
   North America (1)                        $15,707      $17,473
   United Kingdom (2)                         1,102          758
   Philippines                                  183          153

Sales or transfers between geographic areas:
   North America                                  -            -
   United Kingdom                               187           66
   Philippines                                   28           83

Operating profit (loss):
   North America                                641          196
   United Kingdom                              (167)        (275)
   Philippines                                 (116)        (102)

Identifiable assets:
   North America                             26,771       27,542
   United Kingdom                             1,460        1,303
   Philippines                                  907          925

(1)  Includes the United States, Canada, and Puerto Rico.
(2)  Includes the United Kingdom, Ireland, and the Netherlands.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  Notes To Consolidated Financial Statements


The Company has not yet adopted Statements of Financial Accounting Standards No. 133, "Accounting for Derivate Instruments And Hedging Activities". The Company will be required to adopt this Statement during the fiscal year ended September 30, 2000. As the Company has historically not entered into derivative contracts either to hedge existing risks or for speculative purposes the Company does not expect adoption of the new standard to have a material effect on the financial statements.

Item 2.

NUTRITION FOR LIFE INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

Net sales for the three months ended December 31, 1998 decreased by $1,391,601 or 7.6% to $16,991,901 as compared to net sales of $18,383,502 for the three months ended December 31, 1997. At December 31, 1998, the Company had approximately 76,500 distributors compared to approximately 87,400 at December 31, 1997 and 80,000 at September 30, 1998. During the three months ended December 31, 1998 the number of active international distributors increased by approximately 300, while active distributors in North America decreased by approximately 3,800. The Company's results of operations depend to a significant degree on the motivation of its existing distributors and the attraction of new distributors to the Company. The decrease in net sales is recapped below:


        Decrease in sales due to decreased number of distributors $(2,087,000)

        Increase in distributor average sales                         695,000
                                                                  -----------
                                                                  $(1,392,000)
                                                                  ===========

The Company's net sales per average number of distributors per month increased from $70 during the three months ended December 31, 1997 to $73 for the three months ended December 31, 1998.

Cost of sales decreased by $2,334,753 or 17.5% to $11,020,602 for the three months ended December 31, 1998 from $13,355,355 for the three months ended December 31, 1997. Cost of sales as a percentage of net sales decreased from 72.7% in the three months ended December 31, 1997 to 64.9% in the three months ended December 31, 1998. Cost of sales, which includes product costs, commissions and bonuses paid to distributors, and shipping costs, is recapped below:

                                                         Three months ended
                                                             December 31,
                                                         -------------------
                                                           1998       1997
                                                           ----       ----
        Product costs                                      25.9%      30.6%

        Commissions and bonuses paid to distributors       32.5       35.2

        Shipping costs                                      6.5        6.9
                                                           ----       ----

                                                           64.9%      72.7%
                                                           ====       ====

Product costs as a percentage of cost of sales decreased 4.7% primarily as a result of the Company now producing and selling certain recruiting and training materials. During the three months ended December 31, 1997 recruiting and training materials were primarily sold to the Company's distributors by Distributor Services, L.L.C. The gross profit margin on these materials is greater than the gross profit margin on most consumable products. In addition as sales of recruiting and training materials are not eligible for commission, commissions and bonuses paid to distributors decreased 2.7%. Shipping costs declined .4% during the three months ended December 31, 1998 primarily because amounts for three months ended December 31, 1997 included additional costs for shipping products that were backordered at September 30, 1997. During the three months ended December 31, 1998 there were no unusual backorder costs.

Gross profit as percentage of net sales increased from 27.4% for the three months ended December 31, 1997 to 35.1% for the three months ended December 31, 1998. Gross profit increased 18.8% or $943,152 from $5,028,147 for the three months ended December 31, 1997 to $5,971,299 for the three months ended December 31, 1998.

Marketing, distribution and administrative expenses increased $403,912 or 7.8% from $5,209,637 for the three months ended December 31, 1997 to $5,613,549 for the three months ended December 31, 1998. The increase results primarily from a combination of reduced personnel expenses and increased computer consulting fees, increased depreciation charges on computer hardware and software, and increased promotion costs for meetings and rallies previously performed by Distributor Services, L.L.C. As a percentage of net sales, marketing, distribution, and administrative expenses increased to 33.0% for the three months ended December 31, 1998 from 28.3% for the three months ended December 31, 1997.

Income from operations for the three months ended December 31, 1998 increased $539,240 or 297.1% to $357,750 from an operating loss of $181,490 for the three months ended December 31, 1997, principally as a result of the increase in gross profit being greater than the increase in operating expenses as explained above.

Other income increased to $337,644 for the three months ended December 31, 1998 from $93,606 for the three months ended December 31, 1997. The increase was primarily the result of a decline in net interest income due to a decrease in interest bearing deposits and a foreign exchange gain experienced by the Company's subsidiary in the Philippines.

As the Company is not currently able to recognize any tax benefit from foreign operating losses, income tax expense was accrued based on the taxable income from domestic operations for the three months ended December 31, 1998 and 1997.

Net income was $404,394 for the three months ended December 31, 1998, an increase of 262.7% compared to a net loss of $248,484 for the three months ended December 31, 1997. The increase was the result of the items discussed above.

                        CHANGES IN FINANCIAL CONDITION

The Company had cash and cash equivalents of $2,804,345 at December 31, 1998 compared to $4,404,388 at September 30, 1998. The cash used in operating activities of $1,268,988 for the three months ended December 31, 1998 was $32,479 greater than the cash used in operating activities of $1,236,509 for the three months ended December 31, 1997. Included in the funds used in operating activities for the three months ended December 31, 1998 were significant reductions in accounts payable, accrued expenses and other liabilities, and the payment of $967,000 in partial settlement of the accrued liability - Nightingale Conant. While not requiring funds the remaining balance of the accrued liability - Nightingale Conant of $702,000 was credited to additional paid in capital to recognize the issuance of a warrant to purchase 290,000 shares of the Company's common stock. The Company used approximately $112,000 and $1,125,000, respectively, to purchase property and equipment during the three month periods ended December 31, 1998 and 1997. In addition, $115,798 was paid in dividends to shareholders during the three months ended December 31, 1997. The Company had working capital of $8,351,283 at December 31, 1998 compared to $7,019,138 at September 30, 1998.

Part II    Other Information

Item 6.    Exhibits and Reports on Form 8-K
     (b)   Reports on Form 8-K

During the quarter ended December 31, 1998 the Company filed a report on Form 8-K regarding agreements entered into with Distributor Services, L.L.C. and Nightingale-Conant Corporation. The report was filed on November 13, 1998.

NUTRITION FOR LIFE INTERNATIONAL, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                                 (Registrant)



  Dated: February 15, 1999              By:     /s/ John R. Brown, Jr.
                                           ___________________________________
                                                    John R. Brown, Jr.
                                               Vice President - Finance



                                        By:     /s/ Julia J. Schreiber
                                            __________________________________
                                                    Julia J. Schreiber
                                             Controller and Chief Accounting
                                                        Officer