Form 10-Q
period 1999-03-31
NUTRITION FOR LIFE INTERNATIONAL INC
filed 1999-05-17
CIK 913614

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                           Yes [X]            No [_]


        As of May 14, 1999 there were 5,808,595 shares of common stock,
                    $0.01 par value per share, outstanding.

NUTRITION FOR LIFE INTERNATIONAL, INC.
Index

                        PART I - Financial Information

                                                                Page

ITEM 1.  FINANCIAL STATEMENTS

         Nutrition For Life International, Inc.

         Consolidated Balance Sheets
           March 31, 1999 and September 30, 1998                  3

         Consolidated Statements of Operations and
           Comprehensive Income (Loss) for the
           Three and Six Months Ended
           March 31, 1999 and 1998                                4

         Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended March 31, 1999 and 1998       5

         Notes to Consolidated Financial Statements               6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


                            PART II - Other Information

ITEM 6.        Exhibits and Reports on Form 8-K                  10

Signatures                                                       11

Part I - Financial Information
Item 1

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                          Consolidated Balance Sheets



                                                                     March 31,
                                                                       1999       September 30,
                                                                    (Unaudited)       1998
                                                                    -----------   -------------
                                 Assets
Current assets:
        Cash and cash equivalents                                  $ 3,710,155    $ 4,404,388
        Marketable securities                                          995,392        968,196
        Receivables                                                    241,406        568,931
        Inventories                                                  9,210,043      9,697,495
        Deferred tax asset, net                                      1,653,000      1,982,000
        Refundable federal income taxes                                142,000        200,000
        Prepaid expenses and other assets                            1,239,747        953,161
                                                                   -----------    -----------
              Total current assets                                  17,191,743     18,774,171
Property and equipment, net                                          6,730,994      7,306,650
Audio production rights                                              1,205,556      1,400,000
Other assets                                                           341,639        377,328
                                                                   -----------    -----------
                                                                   $25,469,932    $27,858,149
                                                                   ===========    ===========

                   Liabilities and Stockholders' Equity

Current liabilities:
        Accounts payable                                           $ 2,444,520    $ 3,282,750
        Accrued bonuses and commissions                              1,511,223      1,646,638
        Deferred income                                              3,027,251      3,252,598
        Accrued expenses and other liabilities                         957,880      1,420,338
        Accrued liability - Nightingale Conant                               -      1,669,122
        Current portion of capital lease obligation                    175,400        163,324
        Current portion of long-term debt                              366,400        320,263
                                                                   -----------    -----------
             Total current liabilities                               8,482,674     11,755,033

Deferred tax liability                                                 748,000        682,000
Long-term portion of capital lease obligation                          240,852        349,520
Long-term debt                                                         440,735        628,737

Stockholders' equity:
        Preferred stock, $.001 par value; 1,000,000 authorized;
          none issued                                                        -              -
        Common stock, $.01 par value; 20,000,000 shares authorized      58,875         58,875
        Additional paid-in capital                                  11,837,156     11,074,044
        Retained earnings                                            4,377,702      3,958,757
        Unrealized loss on investment                                  (45,237)       (38,364)
        Cumulative foreign currency translation adjustment            (138,340)       (77,968)
                                                                   -----------    -----------
                                                                    16,090,156     14,975,344
        Less: Treasury stock  79,000 shares, at cost                  (532,485)      (532,485)
                                                                   -----------    -----------
             Total stockholders' equity                             15,557,671     14,442,859
                                                                   -----------    -----------
                                                                   $25,469,932    $27,858,149
                                                                   ===========    ===========

         See accompanying notes to consolidated financial statements.

                                              NUTRITION FOR LIFE INTERNATIONAL, INC.
                         Consolidated Statements Of Operations And Comprehensive Income (Loss) (Unaudited)

                                                         Three Months                            Six Months
                                                        Ended March 31,                        Ended March 31,
                                                 ------------------------------        ------------------------------
                                                     1999              1998                1999             1998
                                                     ----              ----                ----             ----
Net sales                                        $16,535,613        $17,579,203        $33,527,514        $35,962,705

Cost of sales                                     10,961,435         11,843,911         21,982,037         25,199,265
                                                 -----------        -----------        -----------        -----------
Gross profit                                       5,574,178          5,735,292         11,545,477         10,763,440

Marketing, distribution and
       administrative expenses                     5,466,967          4,810,066         11,080,516         10,019,704
                                                 -----------        -----------        -----------        -----------
Income from operations                               107,211            925,226            464,961            743,736
                                                 -----------        -----------        -----------        -----------
Other income (expense):
   Interest income (expense), net                    (23,244)            13,561            (13,244)            92,713
   Foreign exchange income (loss)                    (32,274)            72,660            114,632            (53,975)
   Other, net                                        171,858             25,372            352,596            166,461
                                                 -----------        -----------        -----------        -----------
                                                     116,340            111,593            453,984            205,199
                                                 -----------        -----------        -----------        -----------
Income before income tax expense                     223,551          1,036,819            918,945            948,935

Income tax expense                                   209,000            431,400            500,000            592,000
                                                 -----------        -----------        -----------        -----------
Net income                                            14,551            605,419            418,945            356,935
                                                 -----------        -----------        -----------        -----------

Other comprehensive income (loss):
   Unrealized gain (loss) on investments               1,778                  -             (6,873)                 _
   Foreign currency translation gain (loss)            6,171            (35,161)           (60,372)           (66,649)
                                                 -----------        -----------        -----------        -----------
                                                       7,949            (35,161)           (67,245)           (66,649)
                                                 -----------        -----------        -----------        -----------
Total comprehensive income                       $    22,500        $   570,258        $   351,700        $   290,286
                                                 ===========        ===========        ===========        ===========

Basic income per common share                    $       .00        $       .10        $       .07        $       .06
                                                 ===========        ===========        ===========        ===========

Diluted income per common share                  $       .00        $       .10        $       .07        $       .06
                                                 ===========        ===========        ===========        ===========

Weighted average common share
   Basic                                           5,887,595          5,804,528          5,887,595          5,797,120
                                                 ===========        ===========        ===========        ===========
   Diluted                                         5,948,949          6,161,530          5,949,875          6,193,810
                                                 ===========        ===========        ===========        ===========

         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
          Condensed Consolidated Statements Of Cash Flows (Unaudited)


                                                             Six Months
                                                           Ended March 31,
                                                   -----------------------------
                                                       1999             1998
                                                   -------------   -------------
Net cash used in operating activities               $ (192,137)    $ (1,097,010)

Net cash used in investing activities                 (203,265)      (1,693,456)

Net cash provided by (used in) financing activities   (238,459)           2,438

Cumulative foreign currency translation adjustment     (60,372)         (66,649)
                                                    ----------     ------------
        Net decrease in cash and cash equivalents     (694,233)      (2,854,677)

Cash and cash equivalents at beginning of period     4,404,388        8,903,957
                                                    ----------     ------------
Cash and cash equivalents at end of period          $3,710,155     $  6,049,280
                                                    ==========     ============

         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  Notes To Consolidated Financial Statements


INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Nutrition For Life International, Inc. (the Company) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1999, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K. The results of operations for the period ended March 31, 1999 are not necessarily an indication of operating results for the full year.

Information regarding the Company's business segments as required by Statements of Financial Accounting Standards No. 131, "Disclosure About Segments of a Business Enterprise", follows:

                                                           Six months ended
                                                               March 31,
                                                            (in thousands)
                                                           ----------------
                                                             1999     1998
                                                             ----     ----
Sales to unaffiliated customers:
    North America (1)                                      $31,042  $33,838
    United Kingdom (2)                                       2,089    1,765
    Philippines                                                396      360

Sales or transfers between geographic areas:
    North America                                                -        -
    United Kingdom                                             426      129
    Philippines                                                 (9)     107

Operating profit (loss):
    North America                                              992    1,268
    United Kingdom                                            (307)    (347)
    Philippines                                               (220)    (177)

Identifiable assets:
    North America                                           27,075   27,234
    United Kingdom                                           1,535    1,581
    Philippines                                                835      995

(1) Includes the United States, Canada, and Puerto Rico
(2) Includes the United Kingdom, Ireland, and the Netherlands

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  Notes To Consolidated Financial Statements

The Company has not yet adopted Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments And Hedging Activities". The Company will be required to adopt this Statement during the fiscal year ended September 30, 2000. As the Company has historically not entered into derivative contracts either to hedge existing risks or for speculative purposes the Company does not expect adoption of the new standard to have a material effect on the financial statements.

Item 2.

NUTRITION FOR LIFE INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

Net sales for the six months ended March 31, 1999 decreased by $2,435,191 or 6.8% to $33,527,514 as compared to net sales of $35,962,705 for the six months ended March 31, 1998. At March 31, 1999, the Company had approximately 72,800 distributors compared to approximately 88,000 at March 31, 1998 and 80,000 at September 30, 1998. During the six months ended March 31, 1999 the number of active international distributors increased by approximately 100, while active distributors in North America decreased by approximately 7,300. The Company's results of operations depend to a significant degree on the motivation of its existing distributors and the attraction of new distributors to the Company. The decrease in net sales is recapped below:

   Decrease in sales due to decreased number of distributors   $(4,946,000)

   Increase in distributor average sales                         2,511,000
                                                               -----------
                                                               $(2,435,000)
                                                               ===========

The Company's net sales per average number of distributors per month increased from approximately $68 during the six months ended March 31, 1998 to approximately $73 for the six months ended March 31, 1999.

Cost of sales decreased by $3,217,228 or 12.8% to $21,982,037 for the six months ended March 31, 1999 from $25,199,265 for the six months ended March 31, 1998. Cost of sales as a percentage of net sales decreased from 70.1% in the six months ended March 31, 1998 to 65.6% in the six months ended March 31, 1999. Cost of sales, which includes product costs, commissions and bonuses paid to distributors, and shipping costs, is recapped below:

                                                    Six months ended
                                                        March 31,
                                                    ----------------
                                                      1999    1998
                                                      ----    ----

    Product costs                                     25.9%   28.2%

    Commissions and bonuses paid to distributors      32.9    35.5

    Shipping costs                                     6.8     6.4
                                                      ----    ----
                                                      65.6%   70.1%
                                                      ====    ====

Product costs as a percentage of cost of sales decreased 2.3% primarily as a result of the Company now producing and selling certain recruiting and training materials which were primarily sold to the Company's distributors by Distributor Services, L.L.C. during the six months ended March 31, 1998. The gross profit margin on these materials is generally greater than the gross profit margin on most of the Company's other products. Since sales of recruiting and training materials are not eligible for commission, commissions and bonuses paid to distributors decreased 2.6% as a percentage of cost of sales. Shipping costs increased .4% during the six months ended March 31, 1999 primarily from a combination of increased shipping to continental Europe from the United Kingdom and the contract shipping of success kits.

Gross profit as percentage of net sales increased from 29.9% for the six months ended March 31, 1998 to 34.4% for the six months ended March 31, 1999. Gross profit increased 7.3% or $782,037 from $10,763,440 for the six months ended March 31, 1998 to $11,545,477 for the six months ended March 31, 1999.

Marketing, distribution and administrative expenses increased $1,060,812 or 10.6% from $10,019,704 for the six months ended March 31, 1998 to $11,080,516 for the six months ended March 31, 1999. The increase results primarily from a combination of reduced personnel expenses and increased consulting fees, increased depreciation charges on computer hardware and software, and increased promotion costs for meetings and rallies previously performed by Distributor Services, L.L.C. As a percentage of net sales, marketing, distribution, and administrative expenses increased to 33.0% for the six months ended March 31, 1999 from 27.9% for the six months ended March 31, 1998.

Income from operations for the six months ended March 31, 1999 decreased $278,775 or 37.5% to $464,961 from $743,736 for the six months ended March 31, 1998, principally as a result of the increase in gross profit being less than the increase in operating expenses as explained above.

Other income increased to $453,984 for the six months ended March 31, 1999 from $205,199 for the six months ended March 31, 1998. The increase was primarily the result of a decline in net interest income due to a decrease in interest bearing deposits, a foreign exchange gain experienced by the Company's subsidiary in the Philippines, and proceeds from an insured computer malfunction in June 1998.

As the Company is not currently able to recognize any tax benefit from foreign operating losses, income tax expense was accrued based on the taxable income from domestic operations for the six months ended March 31, 1999 and 1998.

Net income was $418,945 for the six months ended March 31, 1999, an increase of 17.4% compared to $356,935 for the six months ended March 31, 1998. The increase was the result of the items discussed above.

                        Changes in Financial Condition

The Company had cash and cash equivalents of $3,710,155 at March 31, 1999 compared to $4,404,388 at September 30, 1998. The cash used in operating activities of $192,137 for the six months ended March 31, 1999 was $904,873 less than the cash used in operating activities of $1,097,010 for the six months ended March 31, 1998. Included in the funds used in operating activities for the six months ended March 31, 1999 were significant reductions in accounts payable, accrued expenses and other liabilities, and the payment of $967,000 in partial settlement of the accrued liability - Nightingale Conant. While not requiring funds the remaining balance of the accrued liability - Nightingale Conant of $702,000 was credited to additional paid in capital to recognize the issuance of a warrant to purchase 290,000 shares of the Company's common stock. The Company used approximately $152,000 and $1,661,000, respectively, to purchase property and equipment during the six month periods ended March 31, 1999 and 1998. The Company had working capital of $8,709,069 at March 31, 1999 compared to $7,019,138 at September 30, 1998.

Year 2000 Compliance

Year 2000 ("Y2K") issues result from the inability of certain electronic software and/or hardware to accurately calculate, store or use a date subsequent to December 31, 1999. These issues could not only affect computer systems used for accounting and operations but also systems containing embedded chips. The failure of the Company's or a third party supplier's or vendor's systems to properly recognize the date could result in a system failure or miscalculation causing a disruption of the Company's activities.

The Company has completed an assessment of its internal computer systems to determine whether these systems are Y2K compliant. The Company has determined that these systems are either compliant or with relatively minor modifications or upgrades will be compliant. All necessary modifications or upgrades are anticipated to be completed prior to the end of 1999.

As part of a fiscal 1998 major information system upgrade the Company expended approximately $4 million for the purchase, installation and associated training of staff related to the installation of SAP(R), an enterprise wide state-of-the-market computer information system and a White(R) automated inventory storage and retrieval system in its Houston warehouse facility. Both of these systems are believed to be Y2K compliant.

Additionally the Company has completed the assessment of its non-information systems to determine whether these systems contain embedded chips that will not properly function subsequent to December 31, 1999. These systems include various office equipment items and building systems such as heating and air conditioning and security. Generally the Company has determined or been assured by the equipment vendors that any embedded chips are Y2K compliant.

The Company has relied upon its internal staff to assess its Y2K compliance. The Company does not believe that it will require the services of outside consultants in completing its Year 2000 review. The costs associated with evaluating the Company's Y2K compliance and related system upgrades and/or modifications have been minimal.

The Company is in the process of communicating with certain of its significant suppliers, vendors and financial institutions to determine its vulnerability to these third parties failure to address Y2K issues. While the Company has not yet received definitive responses from all third parties indicating that they are Y2K compliant, the Company has not received any information that it is vulnerable to potential Y2K failures by these companies. At this time, the Company has not developed any contingency plans to address third party non-compliance with Y2K matters. However, should any communication with any third party indicate significant vulnerability, development of contingency plans will be considered.

The Company does not anticipate any significant disruptions of its operations due to Y2K issues. The Company's assessment of its "worst case" vulnerability to Y2K problems could be loss of electricity and possible delays in receiving inventory and/or shipping products to its distributors. Such delays could result in the loss of income for the Company.

Forward-Looking Statements

The Company is including the following cautionary statement in this report to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. Actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, changes in business conditions, changes in distributor composition and the network marketing industry, the general economy, competition, changes in product offerings, international operations, as well as regulatory developments that could cause actual results to vary materially from the future anticipated results indicated, expressed or implied, in such forward-looking statements.

PART II  OTHER INFORMATION

        None

NUTRITION FOR LIFE INTERNATIONAL, INC.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                                 (Registrant)



   Dated: May 14, 1999           By:          /s/ John R. Brown, Jr.
                                     -------------------------------------------
                                                 John R. Brown, Jr.
                                              Vice President - Finance



                                 By:         /s/ Julia J. Schreiber
                                     -------------------------------------------
                                                 Julia J. Schreiber
                                       Controller and Chief Accounting Officer