Form 10-Q
period 1999-06-30
NUTRITION FOR LIFE INTERNATIONAL INC
filed 1999-08-13
CIK 913614

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                          Yes    X             No
                              -------             -------

      As of August 11, 1999 there were 5,808,595 shares of common stock,
                    $0.01 par value per share, outstanding.

NUTRITION FOR LIFE INTERNATIONAL, INC.
Index
                        PART I - FINANCIAL INFORMATION


                                                                            Page

ITEM 1. FINANCIAL STATEMENTS

        Nutrition For Life International, Inc.

        Consolidated Balance Sheets
           June 30, 1999 and September 30, 1998                               3

        Consolidated Statements of Operations and Comprehensive
           Income (Loss) for the Three and Nine Months Ended
           June 30, 1999 and 1998                                             4

       Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended June 30, 1999 and 1998                   5

       Notes to Consolidated Financial Statements                             6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                   8


                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  13

ITEM 5. OTHER INFORMATION                                                    13

Signatures                                                                   14

Part I - Financial Information
Item 1

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                          Consolidated Balance Sheets

                                                                                   June 30,
                                                                                     1999              September 30,
                                                                                 (Unaudited)              1998
                                                                                 -----------           -----------
                                        Assets
Current assets:
        Cash and cash equivalents                                                $ 3,807,980           $ 4,404,388
        Marketable securities                                                        998,165               968,196
        Receivables                                                                  424,531               568,931
        Inventories                                                                9,041,698             9,697,495
        Deferred tax asset, net                                                    1,223,000             1,982,000
        Refundable federal income taxes                                              195,633               200,000
        Prepaid expenses and other assets                                          1,430,725               953,161
                                                                                 -----------           -----------
           Total current assets                                                   17,121,732            18,774,171
Property and equipment, net                                                        6,371,186             7,306,650
Audio production rights                                                            1,088,889             1,400,000
Other assets                                                                         481,142               377,328
                                                                                 -----------           -----------
                                                                                 $25,062,949           $27,858,149
                                                                                 ===========           ===========
                        Liabilities and Stockholders' Equity

Current liabilities:
        Accounts payable                                                         $ 2,392,504           $ 3,282,750
        Accrued bonuses and commissions                                            1,645,886             1,646,638
        Deferred income                                                            1,708,411             3,252,598
        Accrued expenses and other liabilities                                     1,382,979             1,420,338
        Accrued liability - Nightingale Conant                                            --             1,669,122
        Current portion of capital lease obligation                                  175,432               163,324
        Current portion of long-term debt                                            342,813               320,263
                                                                                 -----------           -----------
           Total current liabilities                                               7,648,025            11,755,033

Deferred tax liability                                                               776,000               682,000
Long-term portion of capital lease obligation                                        213,140               349,520
Long-term debt                                                                       376,261               628,737

Stockholders' equity:
        Preferred stock, $.001 par value; 1,000,000 authorized; none issued               --                    --
        Common stock, $.01 par value; 20,000,000 shares authorized                    58,875                58,875
        Additional paid-in capital                                                11,837,156            11,074,044
        Retained earnings                                                          4,870,359             3,958,757
        Unrealized loss on investment                                                (57,527)              (38,364)
        Cumulative foreign currency translation adjustment                          (126,855)              (77,968)
                                                                                 -----------           -----------
                                                                                  16,582,008            14,975,344
        Less: Treasury stock  79,000 shares, at cost                                (532,485)             (532,485)
                                                                                 -----------           -----------
          Total stockholders' equity                                              16,049,523            14,442,859
                                                                                 -----------           -----------
                                                                                 $25,062,949           $27,858,149
                                                                                 ===========           ===========

         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
     Consolidated Statements Of Operations And Comprehensive Income (Loss)
                                  (Unaudited)

                                                           Three Months              Nine Months
                                                           Ended June 30,            Ended June 30,
                                                     ------------------------  -------------------------
                                                        1999         1998         1999          1998
                                                        ----         ----         ----          ----
Net sales                                            $17,210,436  $15,414,795  $50,737,950   $51,377,500

Cost of sales                                         11,204,917   10,656,483   33,186,954    35,855,748
                                                     -----------  -----------  -----------   -----------
Gross profit                                           6,005,519    4,758,312   17,550,996    15,521,752

Marketing, distribution and
          administrative expenses                      5,022,627    5,143,762   16,103,144    15,163,466
                                                     -----------  -----------  -----------   -----------
Income (loss) from operations                            982,892     (385,450)   1,447,852       358,286
                                                     -----------  -----------  -----------   -----------
Other income (expense):
        Interest income (expense), net                    (3,820)      19,467      (17,064)      112,180
        Foreign exchange gain (loss)                     (17,109)    (109,098)      97,523      (160,133)
        Other, net                                        19,694      153,765      372,291       317,286
                                                     -----------  -----------  -----------   -----------
                                                          (1,235)      64,134      452,750       269,333
                                                     -----------  -----------  -----------   -----------
Income (loss) before income tax expense                  981,657     (321,316)   1,900,602       627,619

Income tax expense                                       489,000           --      989,000       592,000
                                                     -----------  -----------  -----------   -----------
Net income (loss)                                        492,657     (321,316)     911,602        35,619
                                                     -----------  -----------  -----------   -----------
Other comprehensive income (loss):
        Unrealized gain (loss) on investments            (12,290)          --      (19,163)           --
        Foreign currency translation gain (loss)          11,485        3,704      (48,887)      (62,945)
                                                     -----------  -----------  -----------   -----------
                                                            (805)       3,704      (68,050)      (62,945)
                                                     -----------  -----------  -----------   -----------
Total comprehensive income (loss)                    $   491,852  $  (317,612) $   843,552   $   (27,326)
                                                     ===========  ===========  ===========   ===========
Basic income per common share                        $      0.08  $     (0.05) $      0.16   $      0.01
                                                     ===========  ===========  ===========   ===========
Diluted income per common share                      $      0.08  $     (0.05) $      0.16   $      0.01
                                                     ===========  ===========  ===========   ===========
Weighted average common share
        Basic                                          5,808,595    5,888,525    5,808,595     5,819,922
                                                     ===========  ===========  ===========   ===========
        Diluted                                        5,847,002    5,888,525    5,863,730     6,210,712
                                                     ===========  ===========  ===========   ===========

         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
          Condensed Consolidated Statements Of Cash Flows (Unaudited)

                                                                Nine Months
                                                               Ended June 30,
                                                        ------------------------------
                                                           1999                1998
                                                        ----------          ----------
Net cash provided by (used in) operating activities     $   39,360         $(2,677,908)

Net cash used in investing activities                     (232,683)         (1,791,523)

Net cash used in financing activities                     (354,198)           (118,507)

Cumulative foreign currency translation adjustment         (48,887)            (62,945)
                                                        ----------          ----------
        Net decrease in cash and cash equivalents         (596,408)         (4,650,883)

Cash and cash equivalents at beginning of period         4,404,388           8,903,957
                                                        ----------          ----------
Cash and cash equivalents at end of period              $3,807,980          $4,253,074
                                                        ==========          ==========





         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  Notes To Consolidated Financial Statements


INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Nutrition For Life International, Inc. (the Company) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1999, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K. The results of operations for the period ended June 30, 1999 are not necessarily an indication of operating results for the full year.

Information regarding the Company's business segments as required by Statements of Financial Accounting Standards No. 131, "Disclosure About Segments of a Business Enterprise", follows:



                                                        Nine Months Ended
                                                             June 30,
                                                          (In thousands)
                                                        ------------------
                                                           1999     1998
                                                           ----     ----
Sales to unaffiliated customers:
        North America (1)                                $46,728  $48,085
        United Kingdom (2)                                 3,388    2,760
        Philippines                                          622      532

Sales or transfers between geographic areas:
        North America                                         --       --
        United Kingdom                                       624      282
        Philippines                                          199      186

Operating profit (loss):
        North America                                      2,171    1,088
        United Kingdom                                      (311)    (426)
        Philippines                                         (364)    (209)

Identifiable assets:
        North America                                     27,545   27,385
        United Kingdom                                     1,726    1,607
        Philippines                                          704      947

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

Nutrition For Life International, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Results of Operations

Net sales for the nine months ended June 30, 1999 decreased by $639,550 or 1.3% to $50,737,950 as compared to net sales of $51,377,500 for the nine months ended June 30, 1998. Net sales for three months ended June 30, 1999 increased by $1,795,641 or 11.6% to $17,210,436 as compared to net sales of $15,414,795 for the three months ended June 30, 1998.

The Company has an Order Assurance Program ("OAP") to assist certain distributors in meeting minimum monthly sales volumes. Effective June 1, 1999 the Company changed its OAP from the issuance of product certificates to primarily the sale of product packs. Prior to June 1, 1999 distributors could elect to receive a limited number of product certificates which could be redeemed for products. The Company recognized revenue on these sales upon the redemption of the certificates for products. Subsequent to June 1, 1999 the Company began shipping product packs for most OAP purchases, the shipment of which results in recognition of revenue. Approximately $760,000 of revenue related to the shipment of the product packs was recognized in June 1999. As a result of the change in the OAP, the Company does not expect to continue to recognize substantial revenue from the redemption of product certificates. Management believes that the redemption of the remaining approximate $1,600,000 of product redemption certificates will occur during the three months ended September 30, 1999.

At June 30, 1999, the Company had approximately 69,900 distributors as compared to approximately 81,200 at June 30, 1998 and approximately 80,000 at September 30, 1998. During the nine months ended June 30, 1999 the number of active international distributors increased by approximately 1,200, while active distributors in North America decreased by approximately 11,300. The Company's results of operations depend to a significant degree on the motivation of its existing distributors and the attraction of new distributors to the Company. The decrease in net sales is recapped below:

     Decrease in sales due to decreased number of distributors   $(6,164,000)
     Increase in distributor average sales                         5,524,000
                                                                 -----------
                                                                 $  (640,000)
                                                                 ===========

The Company's net sales per average number of distributors per month increased from approximately $67 during the nine months ended June 30, 1998 to $75 for the nine months ended June 30, 1999.

Cost of sales decreased by $2,668,794 or 7.4% to $33,186,954 for the nine months ended June 30, 1999 from $35,855,748 for the nine months ended June 30, 1998. Cost of sales as a percentage of net sales decreased from 69.8% in the nine months ended June 30, 1998 to 65.4% in the nine months ended June 30, 1999. Cost of sales, which includes product costs, commissions and bonuses paid to distributors, and shipping costs, is recapped below:

                                                           Nine Months Ended
                                                               June 30,
                                                           -----------------
                                                             1999      1998
                                                             ----      ----
         Product costs                                        25.8%     27.8%
         Commissions and bonuses paid to distributors         32.9      35.6
         Shipping costs                                        6.7       6.4
                                                              ----      ----
                                                              65.4%     69.8%
                                                              ====      ====

Product costs as a percentage of cost of sales decreased 2.0% primarily as a result of the Company now producing and selling certain recruiting and training materials which were primarily sold to the Company's distributors by Distributor Services, L.L.C. during the nine months ended June 30, 1998. The gross profit margin on these materials is generally greater than the gross profit margin on most of the Company's other products. Since sales of recruiting and training materials are not eligible for commission, commissions and bonuses paid to distributors decreased 2.7% as a percentage of cost of sales. Shipping costs increased .3% during the nine months ended June 30, 1999 primarily from a combination of increased shipping to continental Europe from the United Kingdom and the use of an outside contractor for certain shipping.

Gross profit increased 13.1% or $2,029,244 from $15,521,752 for the nine months ended June 30, 1998 to $17,550,996 for the nine months ended June 30, 1999. Gross profit as percentage of net sales increased from 30.2% for the nine months ended June 30, 1998 to 34.6% for the nine months ended June 30, 1999.

Marketing, distribution and administrative expenses increased $939,678 or 6.2% from $15,163,466 for the nine months ended June 30, 1998 to $16,103,144 for the nine months ended June 30, 1999. The increase results primarily from a combination of reduced personnel expenses, increased depreciation charges on computer hardware and software, and increased promotion costs for meetings and rallies previously performed by Distributor Services, L.L.C. As a percentage of net sales, marketing, distribution, and administrative expenses increased to 31.7% for the nine months ended June 30, 1999 from 29.5% for the nine months ended June 30, 1999.

Income from operations for the nine months ended June 30, 1999 increased $1,089,566 or 304.1% to $1,447,852 from $358,286 for the nine months ended June
30, 1998, principally as a result of the increase in gross profit being more than the increase in operating expenses as explained above.

Other income increased to $452,750 for the nine months ended June 30, 1999 from $269,333 for the nine months ended June 30, 1998. The increase was primarily the result of a decline in net interest income due to a decrease in interest bearing deposits and a foreign exchange gain experienced by the Company's subsidiary in the Philippines.

As the Company is not currently able to recognize any tax benefit from foreign operating losses, income tax expense was accrued based on the taxable income from domestic operations for the nine months ended June 30, 1999 and 1998.

Net income was $911,602 for the nine months ended June 30, 1999, an increase of $875,983 compared to $35,619 for the nine months ended June 30, 1998. The increase was the result of the items discussed above.

                        Changes in Financial Condition

The Company had cash and cash equivalents of $3,807,980 at June 30, 1999 compared to $4,404,388 at September 30, 1998. The cash provided by operating activities of $39,360 for the nine months ended June 30, 1999 was $2,717,268 more than the cash used in operating activities of $2,677,908 for the nine months ended June 30, 1998. Included in the funds used in operating activities for the nine months ended June 30, 1999 were significant reductions in accounts payable, accrued expenses and other liabilities, and the payment of $967,000 in partial settlement of the accrued liability - Nightingale Conant. While not requiring funds the remaining balance of the accrued liability - Nightingale Conant of $702,000 was credited to additional paid in capital to recognize the issuance of a warrant to purchase 290,000 shares of the Company's common stock. The Company used approximately $184,000 and $1,775,000, respectively, to purchase property and equipment during the nine month periods ended June 30, 1999 and 1998. The Company had working capital of $9,473,707 at June 30, 1999 compared to $7,019,138 at September 30, 1998.

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

As part of a fiscal 1998 major information system upgrade the Company expended approximately $4 million for the purchase, installation and associated training of staff related to the installation of SAP (Registration Mark), an enterprise wide state-of-the-market computer information system and a White (Registration
Mark) automated inventory storage and retrieval system in its Houston warehouse facility. Both of these systems are believed to be Y2K compliant.

Additionally the Company has completed the assessement of its non-information systems to determine whether these systems contain embedded chips that will not properly function subsequent to December 31, 1999. These systems include various office equipment items and building systems such as heating and air conditioning and security. Generally the Company has determined or been assured by the equipment vendors that any embedded chips are Y2K compliant.

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

Forward-Looking Statements

The Company is including the following cautionary statement in this report to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. Actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, changes in business conditions, changes in distributor composition in the network marketing industry, the general economy, competition, changes in product offerings, international operations, as well as regulatory developments that could cause actual results to vary materially from the future anticipated results indicated, expressed or implied, in such forward-looking statements.

Part II. Other Information

Item 4. Submission Of Matters To A Vote Of Security Holders

       The Company held its Annual Meeting of Shareholders on April 8, 1999. The Board of Directors of the Company was re-elected in its entirety.

       The 1995 Stock Option Plan, as amended, was approved, with 3,679,534 shares voting in favor, 96,491 voting against, and 19,554 shares voting to abstain.

Item 5. Other Information

       On August 5, 1999, the Company signed a letter of intent to acquire Advanced Nutraceuticals, Inc. ("ANI"). ANI was formed to address trends in the nutrition industry by utilizing a consolidation and integration strategy. ANI has entered into letters of intent to acquire three privately-held companies for a combination of cash, seller notes, and stock which will be funded by the Company. Final terms of each acquisition are subject to completion of due diligence and definitive merger agreements. It is anticipated that approximately $12,000,000 in debt and $2,500,000 in equity will be needed to complete the proposed acquisitions. The Company has obtained preliminary financing proposals. These proposals are subject to satisfactory conclusion of due diligence and other conditions and approvals.

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



                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                                 (Registrant)



  Dated: August 11, 1999             By:   /s/ John R. Brown, Jr.
                                        ________________________________________
                                               John R. Brown, Jr.
                                            Vice President - Finance



                                     By:      /s/ Julia J. Schreiber
                                        ________________________________________
                                                  Julia J. Schreiber
                                         Controller and Chief Accounting Officer