Form 10-K
period 1999-09-30
NUTRITION FOR LIFE INTERNATIONAL INC
filed 2000-01-13
CIK 913614

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

      X   Annual Report Under Section 13 or 15(d) of The Securities Exchange Act
      -
          of 1934
          Fee Required) for the Fiscal Year Ended September 30, 1999

      - Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required) for the Transition Period from _________to__________

                        Commission file number 0-26362

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                    --------------------------------------
            (Exact name of Registrant as specified in its charter)

                  Texas                                 76-0416176
                  -----                                 ----------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

            9101 Jameel
           Houston, Texas                                 77040
           --------------                                 -----
     (Address of principal executive office)            (Zip Code)

        Issuer's telephone number, including area code: (713) 460-1976

          Securities Registered Pursuant to Section 12(b) of the Act:


                                                Name of each Exchange
          Title of each Class                   on Which Registered
          -------------------                   -------------------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 21, 1999 was $9,350,326.

The number of shares outstanding of the Registrant's common stock on December 21, 1999 was 5,808,595.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement, which is expected to be filed within 120 days of the end of the Registrant's fiscal year, ended September 30, 1999.

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

                                    PART I

                               ITEM 1. BUSINESS

Background

  Nutrition For Life International, Inc. (the "Company" or "NFLI") develops products that are designed for health-conscious consumers, and sells those products to consumers through its network of independent distributors. The Company has developed a network of approximately 67,000 distributors. The Company offers a product line of approximately 400 products in nine categories, including nutritional supplements, health foods, weight management items, skin care products, and other consumer products and services.

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

  The Company purchases most of its products directly from manufacturers and sells them to its independent distributors located in all 50 states, the District of Columbia, Canada, the United Kingdom, the Republic of Ireland, Norway, Finland, the Netherlands, Germany, the Republic of Philippines, Guam, Puerto Rico and Japan. The Company`s operations outside North America are conducted principally through wholly owned subsidiaries. In addition, the Company recently completed acquisitions and conducts manufacturing operations through a wholly owned subsidiary. Unless the context otherwise requires, the term the "Company" as used in this Annual Report on Form 10-K includes the Company's subsidiaries.

  Over the past several years, public awareness of the positive effects of nutritional supplements on health has been heightened by widely publicized reports supporting such claims. Many studies have indicated a correlation between the consumption of nutritional supplements and reduced incidences of a wide range of medical conditions. Reports have indicated that the United States government and universities have generally increased sponsorship of research relating to nutritional supplements. In addition, Congress has established the Office of Alternative Medicine within the National Institutes of Health to foster research into alternative medical treatments that may include natural remedies. Congress has also directed the Office of Dietary Supplements in the National Institutes of Health to conduct and coordinate research into the role of dietary supplements in maintaining health and preventing disease.

  The Company believes that the aging of the United States population, together with a corresponding increased focus on healthcare measures, will continue to result in increased demand for vitamins and nutritional supplement products. According to the United States Census Bureau, the 35-and-older age group of consumers, which represents a substantial majority of regular users of vitamins and nutritional supplements, is expected to grow significantly faster than the general United States population. The Company believes that increased public awareness of the health benefits of nutritional supplements and favorable demographic trends toward older Americans who are more likely to consume nutritional supplements, have contributed to the steady growth of the nutritional supplement market during the past several years, and that these trends may contribute to further growth of the nutritional supplement market in the United States. Although data for international markets is not readily available, the Company expects that these factors will also contribute to growth in the sale of nutritional supplements to countries outside the United States, particularly in Europe and Japan.

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

   The Company's executive offices are located at 9101 Jameel, Houston, TX 77040. Its telephone number is (713) 460-1976 and its Web site is www.nutritionforlife.com.

Recent Acquisitions

   The Company recently completed three acquisitions. On November 17, 1999, the Company finalized the acquisitions of Advanced Nutraceuticals, Inc. ("ANI") and Bactolac Pharmaceutical Inc. ("Bactolac") ANI was formed to pursue a consolidation and integration program in the nutrition industry, and its operations consisted of organizational and financing activities and arrangements for acquisitions of other companies. Bactolac manufactures nutritional supplements for private label customers.

   On December 1, 1999, the Company completed the acquisition of Ash Corp. ("Ash"). Ash primarily manufacturers liquid pharmaceutical and nutraceutical products. Ash will be operated as a division of Bactolac. See Item 7 for a discussion of terms of these acquisitions.

Distribution and Marketing

   The Company's products are distributed through a network marketing system consisting of approximately 67,000 distributors. Distributors are independent contractors who purchase products directly from the Company for their own use and for resale to retail consumers. Distributors may elect to work on a full-time or part-time basis. Management believes that its network marketing system is well suited to marketing its nutritional supplements and other products because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, many of whom use the Company's products themselves. The Company encourages its distributors to use the Company's products. No one distributor directly accounted for more than 5% of the Company's sales in any of the past three fiscal years.

   The Company's ability to increase sales is significantly dependent on its ability to attract, motivate and retain distributors. The Company utilizes an innovative marketing program that provides financial incentives, distributor training and support, low priced starter kits, no inventory requirements, and low monthly purchase requirements. Management intends to reach potential new distributors through the Company's site on the World Wide Web, teleconferencing and regional sales meetings.

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

          . Qualify to be an Executive right away by purchasing the $199 or $499 Executive Business Pack, enroll in the Order Assurance Program (the "OAP") at the monthly level of $100 and subscribe to the $25 monthly Business Training System.

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

  To become a distributor, a person must be sponsored by an existing distributor, sign the official Distributor Agreement and purchase a "distributor success kit" from the Company. It is emphasized in the Distributor Agreement that in order for a distributor to be successful in the Company's program, the distributor must purchase and sell the Company's products at retail and sponsor other distributors to do the same. It is also noted that the distributor must retail or use in business building 70% of the product he or she purchases before more product may be purchased from the Company. A distributor success kit currently costs approximately $49 and provides sales aids, brochures, order forms, audio and video cassette recordings and a subscription to the Company's monthly publication, Lifestyles.
                     ----------

  The following table sets forth the approximate number of the Company's distributors on the dates indicated:

                                                        At September 30,
                                                        ----------------
                                              1999  1998   1997    1996   1995
                                              ----  ----   ----    ----   ----
     Approximate number of distributors (1)  67,000 80,000 88,500 87,400 57,300

     (1) Includes "active" distributors only. A distributor remains active by generating a minimum of $40 in sales volume at least once every 12 months. In order to maintain executive status and to be eligible for commissions and bonuses, an executive distributor must generate a minimum of $100 in sales volume every month and be enrolled in the Company's Business Training System.

  The Company seeks to expand its distributor base in each market by offering distributors attractive compensation opportunities. Management believes the Company's executive level distributor compensation plan offers an opportunity for the distributor to become successful without having to finance a large inventory of products and requires only a modest amount of sales to meet the commission requirements.

  The Company participates in rallies in various key cities in North America, Puerto Rico, the United Kingdom, Europe and Pacific Rim countries and participates in motivational and training events in key countries, all of which are designed to inform large numbers of prospective and existing distributors about the Company's product line and selling techniques. Distributors give presentations relating to their experiences with the Company's products and the methods by which they develop their distributor organizations. Specific selling techniques are explained, and emphasis is placed on the need for consistency in using such techniques. Participants are encouraged to ask questions regarding selling techniques and product developments and to share information with other distributors attending the rallies. Distributors are also given opportunities to interact with other distributors and to develop confidence in selling and goal-setting techniques. Motivation is offered to participants in the form of recognition, gifts, excursions and tours, which are intended to foster an atmosphere of excitement throughout the distributor organization. Prospective distributors are educated about the structure, dynamics and benefits of the Company's network marketing system. During the fiscal years ended September 30, 1999, 1998 and 1997, the Company expended approximately $1,294,000, $679,000 and $590,000, respectively, on promotional activities related to distributors' rallies and the annual convention. In February 1998 the Company sponsored a cruise for certain distributors at an additional cost of approximately $900,000. The Company is sponsoring another cruise for certain qualifying distributors which is expected to take place in April, 2000. The Company accrued the expected cost of approximately $250,000 in the fiscal year ended September 30, 1999. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  In July 1996 the Company entered into an Administrative and Consulting Services Agreement (the "1996 Agreement") with Distributor Services, L.L.C. ("DS"). DS is an affiliate of Nightingale-Conant ("NC"), at the time a major supplier of self improvement materials to the Company. The 1996 Agreement provided that, except to the extent the Company produced its own material in-house, DS had the exclusive right to produce and sell all of the Company's recruiting and training material. Such materials were to be produced and marketed at the expense of DS and DS was entitled to all revenues received from the sales of such materials. DS was also granted the exclusive right to produce, organize and sell, at its own expense, admission to all Company sponsored recruiting or promotional events and to receive all revenues therefrom. The Company purchased product and services in the aggregate of approximately $607,000, $4,387,000 and $6,494,000 from DS and NC in the years ended
September 30, 1999, 1998 and 1997, respectively. Kevin Trudeau, formerly a key distributor of the Company, was principally responsible for DS's performance in connection with the 1996 Agreement.

  In August 1998, the Company and Kevin Trudeau entered into an agreement regarding the termination of Mr. Trudeau's distributorship and in October 1998, the Company, DS and NC entered into a severance agreement terminating the 1996 Agreement. The Company is now internally providing the services previously performed by DS. To facilitate this the Company has hired three former employees of DS to assist in event organization and scheduling. The Company now produces, organizes and, when appropriate, sells admission to its recruiting and promotional events and retains all such revenue. Additionally, existing in-house staff, facilities and certain executive distributors are being utilized to produce the Company's recruiting and training materials, including its monthly Business Training System. The Company believes that it has the personnel and facilities to perform the services previously provided by DS.

  Special Bonus Programs. The Company offers a car bonus program, whereby it makes car payments up to $3,500 per month for qualifying distributors. The Company has no liability relating to the financing or purchasing of the automobile. The car bonus program was initiated in fiscal 1990. At September 30, 1999, the Company had approximately 100 qualifying distributors in the program. The Company also offers a house payment bonus program, whereby it makes house payments up to $10,000 per month. The Company has no liability relating to the financing or purchasing of the house. The house payment bonus program was initiated in September 1998. At September 30, 1999 the Company had 22 distributors in the program.

  Order Assurance Program. The Company provides a program whereby distributors may enroll in a minimum ordering program in order to enhance their eligibility for commissions. Minimum orders ranging from $41 to $301 per month are automatically placed by credit card or check. Differing amounts for the optional Order Assurance Program ("OAP") exist to allow generation of sales volume at various levels that generally correspond to commission and bonus qualification levels, i.e., $100 is the minimum sales volume to remain an active executive; $100 is the minimum sales volume qualification level for the car bonus program; $160 is the minimum sales volume to be eligible for gold executive; $300 is the minimum sales volume requirement to be a platinum executive; and $300 is the minimum sales volume qualification level for the house payment program. Therefore, the OAP promotes sales for the Company and the distributors participating in bonus programs. The OAP was initiated in fiscal 1993. The OAP is voluntary and no restrictions are placed upon any participant's ability to exit the OAP. As of September 30, 1999, 1998 and 1997, respectively, there were approximately 29,000, 35,000, and 34,400 distributors enrolled in the OAP.

  Prior to June 1, 1999 NFLI sold product redemption certificates to distributors who were enrolled in the Company's OAP. Revenues were recorded when these certificates were redeemed for product. However, if the certificates were not redeemed for product, the Company recorded revenues ratably over a 150-day period commencing with the ending of the expiration period of 120 days.

  Subsequent to June 1, 1999 the Company began shipping product packs for most OAP purchases, the shipment of which results in the recognition of revenue. The Company now only sells product redemption certificates for certain "big ticket" items. Such certificates must be redeemed for the specified item upon accumulation of the required number of certificates.

  As a part of the Company's commitment to maintain constant communication with its distributor network, the Company offers the following support programs:

  Unified Messaging System. The Company provides a special voice messaging program that gives distributors voice messaging capabilities to communicate more efficiently with their downline. This program also allows the Company to automatically voice message all distributors on the Unified Messaging System.

  Mind And Body Institute. In January 1997, the Company began a series of one-day product workshops designed to enhance distributor understanding and appreciation of the Company's product line. Approximately 35 of these workshops were held during the year ended September 30, 1999.

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

  Other Distributor Communication. Management believes that a significant part of the Company's ability to perform well is dependent upon the enthusiasm and momentum generated by executive level distributors who are able to motivate their downline organizations through various marketing methods, including the use of newsletters, brochures and other sales aids and the holding of meetings and rallies at the expense of the sponsoring distributor.

  The Company also sponsors an Annual Convention and Regional Meetings to provide additional information and support to its distributor network. The Company publishes The Lifestyles Magazine, Lifelines Newsletter and Platinum
                  -----------------------  --------------------     --------
Newsletter on a periodic basis to provide important product and marketing
----------
information to distributors. Additionally the Company's worldwide Web site provides information regarding the Company and its products to distributors.

  Markets

  The following chart sets forth the countries in which the Company currently operates, the year operations were commenced in each country, and historical sales information by country during the periods indicated.


                                       Year Ended September 30
                                 -----------------------------------
                                           (in Thousands)
     Country           Year Entered    1999    1998     1997     1996     1995
     -------           ------------    ----    ----     ----     ----     ----
     United States         1984      $57,900  $60,400  $73,000  $89,400  $25,800
     Canada                1993        3,100    4,800    6,800    6,400    4,200
     Puerto Rico           1994          100      200      500    1,200    2,200
     Europe(1)             1996        4,700    3,500    2,500      200      ---
     Korea(2)              1991          ---      ---      ---      100      100
     Philippines(2)        1993          800      700      200      100      100
     Japan(3)              1999           --

  (1) The Company commenced operations in the United Kingdom in 1996, and expanded into Ireland in 1997, the Netherlands in 1998 and Norway and Finland in 1999.

  (2) The Company has historically sold its products in Korea and the Philippines which do not use the Company's network marketing system. The Company introduced its network marketing system through a subsidiary in the Philippines in July 1997. In October, 1999 the Company finalized its plan to divest its Philippines subsidiary. The Company expects to continue marketing its products in the Philippines, but does not expect sales to be substantial.

  (3) The Company commenced operations in Japan in November 1999.

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

  The Company may also need to undertake the steps necessary to meet the operational requirements of new markets, including plans to satisfy the inventory, distribution, personnel and transportation requirements of the new market. The Company may also need to modify its distributor manuals, cassette recordings, videocassette and other training materials as necessary to be suitable for the new market. The Company has prepared manuals in English, French, Spanish and Japanese. Currently, the Company's products are distributed to all markets from the Company's Houston, Texas distribution center. The Company also maintains distribution centers in Alaska, Hawaii and Puerto Rico. The Company has established an office and warehouse center in Warrington, England to provide administrative, shipping and warehouse support for the Company's operations in Europe. The Company also established an office in Pasig City, Philippines in addition to warehouse centers in Quezon, Davao and Cebu, Philippines. These facilities will be divested when the Company finalizes the sale of its Philippines subsidiary.

  The uncertain Asian economic situation has had a negative impact on the Company's operations in the Philippines. The exchange rate between the Philippines peso and the US dollar has declined from approximately 28 to 1 at the formation of that subsidiary to approximately 41 to 1 as of September 30, 1999. The Company has realized exchange rate gains (losses) of approximately $72,500, $(212,000) and $(78,500) for the years ended September 30, 1999, 1998 and 1997, respectively in the Philippines.

Products

  The Company markets and distributes an extensive product line of approximately 400 items in nine different categories: (1) vitamins, minerals and antioxidants;
(2) Nutique personal care items; (3) food and weight management items; (4) herbal formulas; (5) homeopathic and special formulas; (6) cleaning concentrates; (7) filtration systems; (8) self-improvement programs; and (9) services. The line consists of primarily consumable products that are designed to target the growing consumer interest in natural health alternatives for nutrition and personal care. In developing its product line, the Company has emphasized quality, purity, potency, and safety.

  Vitamins and minerals and antioxidants. The Company markets 49 vitamin and mineral products that are offered in a variety of combinations including the Company's proprietary Grand Master(R), Master-Key-Plus(R), and OraFlow Plus(R) formulations.

  Nutique personal care items. The Company markets 28 Nutique hair and skin care products including skin care formulas for men and women, shampoo and conditioner, hand and body lotions, sunscreen, an alphahydroxy acid skin rejuvenating complex, and a thigh creme. Each of these products contains ingredients that are formulated to promote healthier looking skin and hair. Food and weight management items. The Company markets 84 food and weight management products. These include a whey beverage in five flavors, the Nutri-Mac line of pastas, the Nutri-Blend flour and baking mixes, instant food shakes, fiber products, the Nutri-Cookie(R), and Lean Life(R), a herbal weight management formulation, and a line called Heartful Gourmets(R), which are soy-based meals and snacks.

  Herbal formulas. The Company's 33 herb and herbal formulation products are produced using only natural ingredients and are precisely measured and carefully processed into a convenient tablet or capsule form. The line consists of many traditionally popular herbs such as alfalfa, ginkgo biloba, garlic, Cat's Claw, and St. John's Wort, as well as special blends developed by the Company.

  Homeopathic and special formulas. Homeopathic remedies, when prepared in minute amounts, mimic disease symptoms and stimulate the body's defense systems. The Company offers 76 homeopathic remedies that have been formulated in accordance with the Homeopathic Pharmacopoeia of the United States. In addition, the Company markets a variety of other special formula products including shark cartilage liquid and capsules, pain relief formulations, cough syrup, digestive aids, sports massaging gel, a special formula dentifrice and special phytochemical products.

  Cleaning concentrates. The Company markets household cleaning products that are non-volatile and biodegradable. There are 29 products, including a liquid hand and body soap, dishwasher concentrate, laundry concentrates, laundry softener, a heavy duty cleaner-degreaser, and a pine disinfectant, and a line of anti-microbial and anti-viral disinfectants.

  Filtration systems. The Company markets 52 products designed to test or improve the quality of air and water, including electrostatic air filters and water filtration systems.

  Self improvement programs. The Company markets 52 motivational and self improvement tapes and other products. The Company internally produces such tapes to supplement tapes available from third party suppliers.

  Services. Two services are currently being offered to distributors and customers: LIFEdial 1 Plus and Body Check. LIFEdial 1 Plus is a discounted long distance package. Distributors may sign-up for the service and sell it to customers. Body Check is a hair analysis which tests the level of 21 elements normally found in the body. The resulting report also includes information regarding exposure to toxic substances. The Body Check report can then be used to make recommendations for the individual's specific nutritional supplements.

  During the last three fiscal years, no single product has accounted for 10 percent or more of the Company's revenue. The Company continually seeks to identify, develop and introduce innovative, effective and safe products. During the fiscal years ended September 30, 1999, 1998 and 1997, the approximate number of new products and services introduced by the Company was 36, 16, and 44, respectively. Management believes that its ability to introduce new products increases its distributors' visibility and competitiveness in the marketplace.

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

Consumer Product Warranties and Returns

  The Company's product warranties and policy regarding returns of products are similar to those of other companies in the industry. If a retail purchaser of any of the Company's products is not satisfied with the product, he may return it to the distributor from whom he purchased it at any time within 30 days of his purchase. The distributor is required to refund the purchase price to the retail purchaser. The distributor may then return the unused portion of the product to the Company for an exchange of equal value. The manufacturers of those products warrant most products against defect. Most products returned to the Company, however, are not found to be defective in manufacture. As a result, the Company at its cost replaces most products returned to the Company.

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

  The Company installed a White(R) automated inventory storage and retrieval system in 1997 in its warehouse/shipping facilities in Houston. The system has improved operator productivity, reduced error rates and increased the speed of throughput. The Company believes that it will be able to handle substantially increased sales volumes without material staffing increases as a result of the installation of the White(R) system. The total cost including implementation and training was approximately $1,000,000.

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

Manufacturing and Supplies

  During the past three fiscal years the Company purchased all of its vitamins, nutritional supplements and all other products from third parties that manufacture such products to the Company's specifications and standards.

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

  Unless the agreement is terminated before its expiration, the Company is not required to make additional deposits beyond the third year. Additionally, VitaRich is required to repay any outstanding deposits by crediting the Company with an amount equal to 10% of each purchase order placed by the Company until such time as all advances have been repaid. The Company has a first priority security interest in all of VitaRich's interest in the inventory, warehouse receipts, documents of title, accounts receivable and proceeds of insurance related to the raw materials purchased by VitaRich on behalf of the Company. As of September 30, 1999 the Company had advanced VitaRich a total of $400,000 which amount is included in prepaid expenses in the financial statements in
Item 8.

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

  With the acquisitions of Ash and Bactolac, the Company has expanded its operations to include the manufacture of pharmaceutical products and nutritional supplements. The Company has invested in manufacturing to meet the growing demand for pharmaceutical and nutritional supplement products, to position itself to have a ready supply of nutritional supplement products and to diversify and expand its operations. Ash employs approximately 90 people and manufactures pharmaceutical products at its 132,000 square foot facility in Gulfport, Mississippi. Its principal customer is Bayer Corporation, which accounted for 62% and 70% of Ash's sales for the years ended December 31, 1998 and 1997, respectively. The principal product made by Ash for Bayer is Phillips Milk of Magnesia. Ash is the sole producer of this product for Bayer in the U.S., and produces this product pursuant to a supply agreement that expires on October 10, 2000. It is provided in the agreement that Ash and Bayer will negotiate in good faith regarding the renewal of the agreement. Ash also produces Haleys' M-O and other antacid products for Bayer pursuant to this agreement.

  Ash is committed to providing high quality products. All of Ash's products are manufactured in accordance with the applicable current Good Manufacturing Practices of the Food and Drug Administration ("FDA"). Ash has established laboratory controls which encompass scientifically sound and appropriate specifications, standards, sampling plans, and test procedures and protocols designed to assure that components, drug product containers, closures, in-process materials, labeling, and resultant drug products rigorously conform to appropriate standards of identity, strength, quality and purity. Ash's laboratory operations are constantly reviewed to assure these operations meet standards in the industry.

  Upon receipt by Ash of a raw material or a finished product at its manufacturing facilities, the item is placed in quarantine until tested and passed by Ash's quality control department. Special numbering systems are used for all components, in-process materials, and finished products to assure strict adherence to all governing specifications and standards and to permit an audit trail to be maintained on any product from receipt of raw input materials through the entire production and packaging processes, to the resultant finished products.

  Bactolac is headquartered in Westbury, New York, where it employs approximately 24 people in the manufacture of nutritional supplements for private labeled customers. Bactolac's operations are currently conducted in two facilities with a total of 15,000 square feet where it produces weight loss, anti-oxidants, formulas designed for women, formulas for men, children's formulas, sport nutrition, energy products, stress formulas, relaxation formulas, life extension, immune enhancement, brain products, cleansing products, cholesterol products, liver formulas, heart formulas and many herbal remedies. In addition, Bactolac custom formulates products in response to customer demand. Bactolac handles the formulation, micropulverization, mixing, blending, screening, filtering, capleting, and encapsulation of over 100 different vitamins and supplements. Bactolac does limited bottling, labeling and packaging.

  Bactolac is committed to providing high quality products and employs quality control standards to assure that its operations meet standards in the industry. Bactolac anticipates finalizing arrangements to relocate to a new facility with upgraded equipment and technological improvements. Prior to the acquisition of Bactolac by NFLI, Bactolac was a subcontractor to a supplier to NFLI of nutritional supplements.

Trademarks and Service Marks

  Most products are packaged under the Company's "private label". The Company has registered trademarks with the United States Patent and Trademark Office for its Master Key Plus(R), Oraflow Plus(R), LeanLife(R), Nutri-Cookie(R), Requin 3(R), Grand Master(R), Phytonol(R), BioWater(R), E-Lemonator(R), Phytogreen(R), BioGlow(R), BioRub(R), Whey-To-Go(R), Heartful Gourmets(R), Lifedial Plus(R), Arthro Support Tri-Pack(R), Enviro Defense System(R), NutriBuddies(R), ,and Nutrition For Life(R). It has applied for trademark registration for its Snoreless(TM), ItchBuster(TM), Healthy Chocolates(TM), Soy B-Nuts(TM), JaNails(TM), Kholesterol-Blocker(TM), Healthy Start(TM), O2 Support(TM), Ki.Sweet(TM), Immune Support(TM), and PyruBalance(TM).

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

     In addition, the Company's recently acquired manufacturing operations are in competition with numerous companies in the manufacture of pharmaceutical products and nutritional supplements.

Government Regulation

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

  The Dietary Supplement Law broadly regulates nutritional labeling requirements for dietary supplements. The final regulations were published
September 23, 1997. Provisions relating to notification to FDA of product label claims considered "Statements of Nutritional Support" and provisions relating to new dietary ingredients became effective October 23, 1997. Regulations specifying product label content became effective March 23, 1999.

  The Dietary Supplement Law provides for regulation of Statements of Nutritional Support ("Statements"). These Statements may be made if they are truthful and not misleading and if "adequate" substantiation for the claims is available. Statements can describe claims of enhanced well-being from use of the dietary supplement or product statements that relate to affecting a structure or function of the body. However, Statements cannot claim to diagnose, treat, cure, or prevent any disease, regardless of the possible existence of scientific reports substantiating such claims.

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

  The Dietary Supplement Law also provided for the formation of a Presidential Commission on Dietary Supplement Labels, requiring it to consider and comment upon informational dietary supplement issues. The Commission issued its non-binding final report on November 24, 1997. The report's findings are similar, yet distinct from, the regulations enacted by the Dietary Supplement Law. The report addressed a broad range of issues, including the need for increased consumer education of dietary supplement products. The Company cannot determine what effect the report will have on its business in the future, or whether the report will lead to any additional legislative or regulatory intervention.

  The FDA also regulates the formulation and manufacture of dietary supplements distributed by the Company. In February 1997 the FDA published proposed regulations for the manufacture of dietary supplements. These regulations, if finalized would require at least some of the quality control provisions related to drugs to be applied to nutritional supplements. The Company believes that it complies with good manufacturing practices for foods, as currently required by the FDA.

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

  On November 18, 1998, the FTC issued it's "Dietary Supplements: An Advertising Guide for Industry". Such guide provides an application of FTC law to dietary supplement advertising and includes examples of how principles of advertisement interpretation and substantiation apply in the context of dietary supplement advertising. The guide provides additional explanation but does not substantially change the FTC's existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to specify the adequacy of the support behind such claims.

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

  The Company's products are subject to regulation by foreign countries where they are sold. Government regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into a market or prevent or delay the introduction or require the reformulation or relabeling of certain of the Company's products.

Employees

  At September 30, 1999, the Company employed 209 persons; 171 of whom are employed in the U.S. The majority of the Company's employees are office, clerical and warehouse employees. The Company believes that its relationship with its employees is good.

Risk Factors

  Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Report, including without limitation in conjunction with the forward-looking statements included in this Report, and the following risk factors.

Risks Related to the Company

  Recent Losses. The Company has incurred losses in each of the fiscal years ended September 30, 1999, 1998 and 1997. The loss in 1999 resulted from lower sales and significant losses experienced by the Company's foreign subsidiaries. The 1998 loss was principally the result of lower sales, losses experienced by the Company's foreign subsidiaries and the Company recognizing in September 1998, the cost associated with the termination of its 1996 Agreement with Nightingale-Conant. The loss in 1997 was attributable primarily to accrual of expenses related to the settlement of class action lawsuits against the Company. The Company also experienced declines in net sales for each of the last three years when compared to the preceding fiscal year. In addition, the Company experienced increased operating costs in each of those years. Particularly in view of the Company's increased level of expenditures, the Company's future operating results will be negatively impacted if the Company is not successful in increasing the level of its sales. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Distributor Network. The Company's products are distributed through an extensive network marketing system of distributors. Distributors are independent contractors who purchase products directly from the Company for resale and/or for their own use. Distributors typically market the Company's products on a part-time basis, and may engage in other business activities, including the sale of products offered by competitors of the Company. The Company has a large number of distributors, and a relatively small corporate staff to implement its marketing programs and provide motivational support. The Company's future growth depends to a significant degree on its ability to retain and motivate its existing distributors and to attract new distributors by continuing to offer new products and new marketing programs. See "Product Competition" and "Competition for Distributors".

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

  In April 1996, the Attorney General of the State of Illinois (the "Attorney General") filed suit against the Trudeau Marketing Group, Inc., Kevin Trudeau and Jules Leib (the "Illinois Suit") alleging violations of the Illinois Consumer Fraud and Deceptive Practices Act and the Illinois Business Opportunities Sales Law of 1995 by, among other things, operating a "pyramid sales scheme." Mr. Leib worked with Mr. Trudeau and is an independent distributor of the Company's products. In addition, the Illinois Secretary of State issued to Mr. Trudeau and the Trudeau Marketing Group a Summary Order to Cease and Desist prohibiting them from offering or selling "business opportunities" in the State of Illinois. Generally, a "business opportunity" is an agreement involving sales of products or services enabling the purchaser to start a business when the purchaser is required to pay more than $500. Many other states have "business opportunity" statutes.

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

  The Company entered into similar agreements with the states of Florida, Hawaii, Idaho, Kansas, Kentucky, Michigan, Missouri, New Jersey and Pennsylvania. The Company has agreed that in Florida, distributors who want to receive commissions must state, when placing orders, that they have sold to consumers 70% of their prior commissionable product purchase. The Company has agreed to establish procedures to independently verify consumer sales on a random basis and to sanction distributors submitting false information. Compliance by the Company with these agreements may make the program less attractive to distributors and prospective distributors. In particular, the Company believes that the special requirements in the Florida agreement have had a negative impact on the Company's ability to retain and attract distributors in Florida. These factors could negatively impact the Company's future operating results. The Company maintains an ongoing compliance program, which includes periodic reporting to the states.

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

  Adverse Publicity. The size of the distribution force and results of the Company's operations can be particularly impacted by adverse publicity regarding the Company, or its competitors, including the legality of network marketing, the quality of the Company's products and product ingredients or those of the Company's competitors, regulatory investigations of the Company or its competitors and their products, actions by the Company's distributors and the public's perception of the Company's distributors and network marketing businesses generally. Such adverse publicity could have a material adverse effect on the Company's ability to attract and retain customers or distributors, or in the Company's results from operations or financial condition generally.

  Statements and Other Actions by Distributors. The Company's distributors are required to sign the Company's official Distributor Agreement that requires them to abide by the Company's policies. Nonetheless, in certain instances distributors have created promotional material which does not accurately describe the Company's marketing program or they may have made statements regarding potential earnings or other matters not in accordance with the Company's policies. Although regulatory authorities did not sue the Company, such actions lead to increased regulatory scrutiny as described above. Although the Company attempts to monitor its distributors' statements and activities, there can be no assurance that it will be able to accomplish this objective and the Company could be subject to regulatory scrutiny and potential claims. In addition, distributors could make predictive statements about the Company's operations or other unauthorized remarks regarding the Company that the Company may be unable to control. Distributors are not authorized to make such statements on behalf of the Company. Nonetheless, statements or actions by distributors could also adversely affect the Company.

  Product Competition and Competition for Distributors. The business of distributing and marketing vitamins and minerals, personal care items, weight management items, and other products offered by the Company is highly competitive. Numerous manufacturers, distributors and retailers compete actively for consumers. Many of the Company's competitors are substantially larger than the Company and have greater financial resources. The market is highly sensitive to the introduction of new products or weight management plans that may rapidly capture a significant share of the market. As a result, the Company's ability to remain competitive depends in part upon the successful introduction of new products.

  The Company is subject to significant competition from other marketing organizations for the recruitment of distributors. The Company's ability to remain competitive depends, in significant part, on the Company's success in recruiting and retaining distributors. From the last quarter of the fiscal year ended September 30, 1995 to the last quarter of the fiscal year ended September 30, 1998, one executive level distributor, Mr. Kevin Trudeau and his marketing organization, were involved in recruiting distributors for the Company. In August 1998, the Company and Mr. Trudeau entered into an agreement to end their business relationship. Mr. Trudeau's agreement not to compete with the Company expired in May 1999. In October 1998 the Company also entered into a severance Agreement with NC and DS, which had been producing and marketing recruiting and training materials and sponsoring promotional events for the Company since July 1996. The Company is now internally providing the services previously performed by NC and DC. See "Business - Distribution and Marketing." There can be no assurance that the Company's programs for recruitment, training and retention of distributors will be successful or that existing distributors will not join Mr. Trudeau in another business venture or otherwise lose interest in the Company's products and programs.

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

  Family Relationships. At September 30, 1999, the Company employed approximately 209 persons. Of these 209 persons, 11 persons have a family relationship, through birth or marriage, with either David P. Bertrand or Jana
B. Mitcham, executive officers of the Company. The Company's management believes that all of the Company's employees have been employed by the Company on the basis of their qualifications, and that their retention by, and advancement within, the Company has been, and will continue to be, determined by their individual performances as an employee of the Company, and not due to any family relationship. Nonetheless, due to the large number of family relationships, the potential for conflicts of interest could be significant.

  Government Regulations. The manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by federal, state and foreign agencies, including the United States Food and Drug Administration (the "FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service and the United States Environmental Protection Agency. Among other matters, such regulation is concerned with health claims made with respect to a product that asserts the healing or nutritional value of such product. Such agencies have a variety of remedies and processes available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, by requiring that a Company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure, imposing civil penalties, or commencing criminal prosecution.

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

  Expansion Into Foreign Markets. Although the Company intends to continue to expand into foreign markets, there can be no assurance that the Company can open markets on a timely basis or that such new markets will prove to be profitable. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of recent start-up expenditures and increased operating costs associated with expansion into Europe and Japan and the Company's recent decision to terminate operations in the Philippines. Significant regulation and legal barriers must be overcome before marketing can begin in any foreign market. Also, before marketing has commenced, it is difficult to assess the extent to which the Company's products and sales techniques will be successful in any given country. In addition to significant regulatory barriers, the Company may also expect problems related to entering new markets with different cultural bases and legal systems from those encountered in the past. See Item 1. "Business-Markets." Moreover, expansion of the Company's operations into new markets entails substantial working capital and capital requirements associated with regulatory compliance.

  Effect of Exchange Rate Fluctuations. The Company has commenced efforts to expand its marketing organization in foreign countries. As a result, exchange rate fluctuations may have a significant effect on its sales and the Company's gross margins.

  During the year ended September 30, 1999 the Company realized an exchange rate gain of approximately $65,600. During the years ended September 30, 1998 and 1997 the Company realized exchange rate losses of approximately $318,000, and $78,500, respectively. There can be no assurance that exchange rates will continue to improve in the future or that future exchange rate losses will not exceed those experienced in recent periods. Further, if exchange rates fluctuate dramatically, it may become uneconomical for the Company to establish or continue activities in certain countries.

  Contracts with Suppliers or Manufacturers. The Company does not have any written contracts with any of its suppliers or manufacturers or commitments from any of its suppliers or manufacturers to continue to sell products to the Company other than a three year agreement with VitaRich Laboratories, Inc. ("VitaRich"). See Item 1. "Business - Manufacturing and Supplies."

  Pursuant to an agreement entered into in July 1998, the Company agreed to advance VitaRich up to $800,000 to secure the purchase of a sufficient quantity of certain nutritional supplement raw materials to meet the Company's anticipated need for rapid delivery of product and to obtain such product at discounted prices. The agreement is for three years and requires that the Company provide VitaRich with periodic estimates of anticipated needs, as well as actual use rates of the requested product. Other than its agreement with VitaRich, the Company does not have long term supply agreements with any vendor. Accordingly, there is a risk that any of the Company's suppliers or manufacturers could discontinue selling their products to the Company for any reason. Although the Company believes that it could establish alternate sources for most of its products, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of revenues to the Company. The Company recently completed acquisitions of Ash and Bactolac that will provide additional sources for the manufacture of many of the Company's products.

  Product Liabilities. The Company, like other manufacturers and distributors of products that are ingested, faces an inherent risk of exposure to product liability claims if, among other things, the use of its products results in injury. The Company currently has product liability insurance for its operations in amounts the Company believes are adequate for its operations. There can be no assurance, however, that such insurance will continue to be available at a reasonable cost, or if available, will be adequate to cover liabilities.

  Dividends. The Company declared an initial cash dividend of $.02 per share of common stock in September 1996, and paid dividends quarterly until June 1998. The Company has not declared any dividends subsequent to June 1998. The Company recently entered into a credit facility that prohibits dividend payments without the consent of the lender. The determination of whether to pay dividends in the future will be made by the Board of Directors and will depend on the earnings, capital requirements, and operating and financial condition of the Company, among other factors. It is not anticipated that the Company will pay dividends in the fiscal year ended September 30, 2000. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters".

  Ability to Implement Business Strategy; Integration of Acquisitions. The Company's future results and financial condition are dependent on the successful implementation of its business strategy. A key component of the Company's long-term business strategy involves strategic acquisitions. With the recent acquisitions of Ash and Bactolac, the Company has expanded its operations to include the manufacture of pharmaceutical products and nutritional supplements. Although the Company believes that its business strategy will enable it to improve its financial results, there can be no assurance that its strategy will be successful, that the anticipated benefits of its strategy will be realized, that management will be able to implement the strategy on a timely basis, that the Company will return to profitability levels previously experienced, or that losses will not be incurred in the future.

  The success of the Company will depend, in part, on the Company's ability to integrate the operations of the acquired companies. There can be no assurance that the Company's management team will effectively be able to oversee the combined entity and implement the Company's business strategy. Moreover, no assurance can be given that the Company will be able to successfully integrate the recently completed acquisitions of Ash and Bactolac or any future acquisitions without substantial cost, delays or other problems. The cost of integration could have an adverse effect on short-term operating results. Such costs could include severance payments, restructuring charges associated with the acquisitions and expenses associated with the change of control.

  There can be no assurance that the Company will be able to anticipate all the changing demands the acquisitions will impose on its management personnel, operational and management information systems and financial systems. The integration of newly acquired companies may also lead to diversion of management attention from other ongoing business concerns. The two operating companies most recently acquired, Ash and Bactolac, are engaged in the manufacture of pharmaceutical products and nutritional supplements. Although the Company has been engaged in marketing of nutritional supplements throughout its history, the Company has never been engaged directly in manufacturing operations. Any or all of these factors could have a material adverse effect on the Company's business, financial condition or results of operations.

  Risks Related to Acquisition Financing; Leverage. The financing for the acquisitions of Ash and Bactolac was provided primarily through a new lending arrangement that commenced in November 1999. The loan facility is secured by substantially all the assets of the Company and its subsidiaries. The loan agreement contains various covenants that require the maintenance of certain financial ratios, as well as additional covenants, including filing of reports and significant restrictions on dividend payments, issuance of debt and equity, mergers, changes in business operations and sales of assets. These restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital expansions or to take advantage of business or acquisition opportunities. If any covenant were breached without a waiver or renegotiation of the terms of that covenant, the lender could have the right to accelerate the payment of the indebtedness even if the Company has made all principal and interest payments when due. If the Company breached these covenants, or if the Company's operating revenues after the acquisitions were to be insufficient to pay debt service, there would be a risk of default and foreclosure on the Company's assets.

  Subject to obtaining additional financing, the availability of which is not assured, the Company plans to seek additional acquisitions. The timing, size and success of the Company's acquisition efforts and any associated capital commitments cannot be readily predicted. The Company currently intends to finance future acquisitions by using shares of its stock, cash, borrowed funds (including the issuance of promissory notes to the sellers of the companies to be acquired) or a combination thereof. If the Company's stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept stock as part of the consideration for the sale of their businesses, the Company may be required to use more of its cash resources or more borrowed funds, in each case if available, in order to acquire additional companies. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings. There can be no assurance that the Company will be able to obtain any additional financing that it may need for future acquisitions on the terms that the Company deems acceptable.

  Other Factors. Actual results could also differ materially from those currently anticipated due to, among other things, the Company's inability to implement its business strategy; lack of market acceptance of the Company's products; the introduction of new products by the Company's competitors; consumer perceptions of the Company's products and operations; changes in regulations that may limit or restrict the sale of certain of the Company's products; the expansion of the Company's operations into manufacturing and new markets, or the introduction of the Company's products into new markets; the Company's failure, or its distributors' failure to comply with applicable regulations; economic downturns, a weakness in overall consumer demand, inflation, and cyclical variations in the market for nutritional supplements; political instability, trade sanctions or restrictions, changes in quota and duty regulations, delays in shipping, or increased costs of transportation; and general conditions in the nutritional supplement industry. In addition, the market price of the Company's common stock, which is quoted on the Nasdaq National Market, may be subject to significant fluctuation in response to variations in the Company's operating results and general stock market volatility unrelated to the Company's operating performance.

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

  The Company completed the installation of SAP(R), an enterprise wide state-of-the-market computer information system in fiscal 1999. Additionally, the Company also installed a White(R) automated inventory storage and retrieval system in its Houston warehouse facility. The total cost of installation and training associated with both systems was approximately $4,000,000. The Company has received certification from SAP(R) and White(R) that their systems are Year 2000 compliant. The Company has tested each of the systems for year 2000 compliance and found them to be compliant.

  The Company also relies on certain other less significant software systems in its day to day activities. The Company performed certain detailed tasks necessary to properly test the Year 2000 compliance of less significant systems and found them to generally be Year 2000 compliant. The Company presently believes that, with the recent conversion to the new SAP(R) and White(R) systems software and modifications to existing, less significant software, the Year 2000 problem should not pose significant operational problems for the Company's internal information systems.

  Additionally, the Company performed an assessment of its significant vendors' and suppliers' information and non-information systems using a broad overview and management's informal understanding of their systems. The Company did not perform detailed tasks necessary to directly assess their Year 2000 compliance (such as direct coordination with those significant vendors and suppliers).

  Based on the Company's assessment of its significant vendors' and suppliers' vulnerability to Year 2000 related systems failures, management believes that the Company does not have significant exposure with respect to such third parties. The Company's assessments indicate that the worst case scenario with regard to Year 2000 third party issues would be delays in receiving inventory and/or shipping product to its distributors.

                        ITEM 2. DESCRIPTION OF PROPERTY

Properties

  The Company's offices and warehouse facilities in Houston, Texas are leased from non-affiliates. The Company's office building consists of approximately 37,000 square feet and the current monthly rental is $19,945 which escalates over the one year term remaining on the lease. Additionally, the Company's warehouse consists of approximately 52,000 square feet and the current monthly rental is $17,177 that escalates over the two year term remaining on the lease. The Company also leases warehouse facilities in Alaska and Hawaii with a combined 3,000 square feet of space for approximately $4,600 per month. Additionally, the Company leases an office and warehouse center in Warrington, England from a non-affiliate consisting of approximately 16,000 square feet. The current monthly rental is $11,000 that escalates over the eight year term remaining on the lease. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Item 8. "Financial Statements and Supplementary Data".

  With the acquisitions of Ash and Bactolac, the Company has expanded its operations to include the manufacture of pharmaceutical products and nutritional supplements. Ash manufactures pharmaceutical products at its 132,000 square foot owned facility in Gulfport, Mississippi. Bactolac headquartered in Westbury, New York, conducts its operations in two leased facilities with a combined total of approximately 15,000 square feet. The current monthly rent is $7,005 which escalates over the one year term remaining on the lease.


                           ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any legal proceedings, the adverse outcome of which would, in management's opinion, have a material adverse effect on the Company's business, financial condition and results of operations.

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

  In connection with a public offering in July 1995 the Company issued warrants to purchase Common Stock (the "Warrants"). The holder of one Warrant is entitled to purchase one share of Common Stock at $3.75 per share until October 15, 2000, unless earlier redeemed by the Company.

                                     Common Stock            Warrants
                                    ---------------       --------------
      Quarter Ended                 High       Low        High      Low
      -------------                 -----      ----       -----     ----
      Fiscal 1998:
      December 31, 1997             $7.88     $5.50      $3.94     $2.38
      March 31, 1998                 6.44      4.94       2.69      1.63
      June 30, 1998                  9.00      5.56       5.13      1.88
      September 30, 1998             7.13      3.00       3.63      0.50

      Fiscal 1999:
      December 31, 1998              3.94      2.00       1.06      0.38
      March 31, 1999                 3.34      2.06       1.13      0.38
      June 30, 1999                  2.63      2.06       0.88      0.25
      September 30, 1999             3.63      1.63       0.94      0.31

      As of December 16, 1999, there were 1,510 record holders of common stock.

  The Company declared its first cash dividend on its common stock in September 1996, which dividend of $.02 per share was paid in October 1996. The Company continued to pay quarterly dividends of $.02 per share of common stock until June 1998. No dividends have been declared by the Company subsequent to June 1998. It is not likely that dividends will be paid in the fiscal year ending September 30, 2000. The Company recently obtained a credit facility in connection with its acquisitions of Ash and Bactolac and may not declare any dividends without the lender's consent. Subject to obtaining the lender's consent the determination of the payment of dividends in the future will be within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors. See Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                       ITEM 6.  SELECTED FINANCIAL DATA

  The selected financial data presented below for each year in the five-year period ended September 30, 1999 have been derived from the audited financial statements of the Company. The data presented below should be read in conjunction with Company's financial statements and notes thereto and, except for operating data included therein, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                YEARS ENDED SEPTEMBER 30,
                                                   (In thousands, except Per Share and Operating Data)
                                                   ---------------------------------------------------
                                                 1999         1998        1997         1996        1995
                                                ------       ------      -------      -------     -------
Statements of Operations
    Net Sales                                  $66,570      $69,658      $83,045      $97,404     $32,290
    Gross Profit                                21,828       21,719       22,767       29,577       8,774
    Operating income (loss)                       (502)         698       (3,276)      13,347       2,921
    Net income (loss)                             (848)        (867)      (1,981)       8,705       2,244
Earnings (loss) per share:
    Basic                                      $  (.15)     $  (.15)     $  (.35)     $  1.61     $   .65
    Diluted                                    $  (.15)     $  (.15)     $  (.35)     $  1.36     $   .51
Weighted average number of
shares outstanding (1):
    Basic                                        5,809        5,833        5,625        5,408       3,437
    Diluted                                      5,809        5,833        5,625        6,405       4,444
Operating data:
    Number of Distributors (2)                  67,000       80,000       88,500       87,400      57,300
    Average monthly
     sales per Distributor (3)                 $    76      $    69      $    74      $   112     $    58
    Total products offered                         400          380          364          320         270
Balance Sheet Data:
    Working capital                            $ 7,849      $ 7,019      $ 9,570      $14,617     $ 6,082
    Total assets                                22,241       27,858       29,347       27,689      12,566
    Total liabilities                            7,893       13,415       13,489       10,087       5,407
    Stockholders' equity                        14,348       14,443       15,858       17,602       7,159


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

                   SELECTED QUARTERLY FINANCIAL INFORMATION

                                                            QUARTER ENDED
                                                   (In thousands, except Per Share)
                                                   --------------------------------
                              December 31    March 31        June 30     September 30    Fiscal Year
                              -----------    --------        -------     ------------    -----------
Fiscal 1999:
   Net Sales                   $16,992       $16,536         $17,210       $15,832          $66,570
   Gross profit                  5,971         5,574           6,006         4,277           21,828
   Operating income (loss)         358           107             983        (1,950)            (502)

   Net income (loss)               404            15             493        (1,760)            (848)

   Earnings (loss) per
      Share:
      Basic                    $   .07       $   .00         $   .08       $  (.30)         $  (.15)
      Diluted                  $   .07       $   .00         $   .08       $  (.30)         $  (.15)

   Dividends per share              --            --              --            --               --

Fiscal 1998:
   Net Sales                   $18,384       $17,579         $15,415       $18,280          $69,658
   Gross profit                  5,028         5,735           4,758         6,198           21,719
   Operating income (loss)        (181)          925            (385)          339              698

   Net income (loss) (1)          (248)          605            (321)         (903)            (867)

   Earnings (loss) per
      Share:
      Basic                    $ (0.04)      $  0.10         $ (0.05)      $ (0.16)         $ (0.15)
      Diluted                  $ (0.04)      $  0.10         $ (0.05)      $ (0.16)         $ (0.15)

   Dividends per share         $  0.02       $  0.02         $  0.02            --          $  0.06

Fiscal 1997:
   Net Sales                   $19,269       $21,200         $22,600       $19,976          $83,045
   Gross profit                  5,085         5,511           5,391         6,780           22,767
   Operating income
   (loss) (2)                   (6,921)        1,078             218         2,349           (3,276)

   Net income (loss)            (4,496)          726             180         1,609           (1,981)

   Earnings (loss) per
      Share:
      Basic                    $ (0.71)      $  0.12         $  0.03       $   .21          $ (0.35)
      Diluted                  $ (0.71)      $  0.12         $  0.03       $   .21          $ (0.35)

   Dividends per share         $   .02       $   .02         $   .02       $   .02          $   .08

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

                 FINANCIAL INFORMATION RELATING TO FOREIGN AND
                     DOMESTIC OPERATIONS AND EXPORT SALES

                                                          YEARS ENDED SEPTEMBER 30,
                                                               (In thousands)
                                                               --------------

                                                      1999      1998      1997      1996
                                                   -------   -------   -------   -------
Sales to unaffiliated customers:
  North America (1)                                $61,047   $65,387   $80,325   $97,248
  Europe (2)                                         4,690     3,533     2,549       156
  Philippines (3)                                      833       738       171        --

Sales or transfers between geographic areas:
  North America                                         --        --        --        --
  Europe                                             1,007       622       682        82
  Philippines                                          104       290       269        --

Operating profit (loss):
  North America                                        861     1,937    (2,342)   13,382
  Europe                                              (855)     (959)     (906)      (35)
  Philippines                                         (508)     (280)      (28)       --

Identifiable assets:
  North America                                     25,789    29,635    29,827    27,524
  Europe                                             1,680     1,435     1,355       871
  Philippines                                          314       883       708        --

(1) Includes the United States, Canada, and Puerto Rico.
(2) First began operations in fiscal 1996.
(3) First began operations in fiscal 1997.

                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  The following table sets forth for the periods indicated the percentages that selected items in the Consolidated Statement of Operations bear to net sales:

                                                                 Year Ended September 30,
                                                                 -----------------------
                                                                1999      1998       1997
                                                               ------    ------     ------
          Net sales                                            100.0%    100.0%      100.0%
          Cost of sales                                         67.2      68.8        72.6
                                                               -----     -----      ------
          Gross profit                                          32.8      31.2        27.4
          Operating expenses                                    33.6      30.2        31.3
                                                               -----     -----      ------
          Income (loss) from operations                         (0.8)      1.0        (3.9)
          Other income (expense), net                            0.3      (1.1)        1.0
                                                               -----     -----      ------
          Income (loss) before income tax expense (benefit)     (0.5)     (0.1)       (2.9)
          Income tax expense (benefit)                           0.8       1.1        (0.5)
                                                               -----     -----      ------
          Net income (loss)                                     (1.3)%    (1.2)%      (2.4)%
                                                               =====     =====      ======

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

  Net sales for the twelve months ended September 30, 1999 decreased by $3,088,000 or 4.4% to $66,570,000 as compared to net sales of $69,658,000 for the twelve months ended September 30, 1998.

  The Company has an Order Assurance Program ("OAP"), which allows a distributor to generate sales volume and maintain qualification to receive monthly commissions. Prior to June 1, 1999 NFLI sold product redemption certificates to distributors who were enrolled in the OAP. Revenues were recorded when these certificates were redeemed for product. However, if the certificates were not redeemed for product, the Company recorded revenues ratably over a 150-day period commencing with the ending of the expiration period of 120 days. Such revenues are recorded as part of the Company's net sales for periods prior to June 1, 1999.

  Subsequent to June 1, 1999 the Company began shipping product packs for most OAP purchases, the shipment of which results in the recognition of revenue. Approximately $2,600,000 of revenue related to the shipment of the product packs was recognized in fiscal 1999. The Company now only sells product redemption certificates for certain "big ticket" items. Such certificates must be redeemed for the specified item upon accumulation of the required number of certificates. As a result of the change in the OAP, the Company does not expect to recognize substantial revenue from the redemption of product certificates.

  At September 30, 1999, the Company had approximately 67,000 distributors as compared to approximately 80,000 at September 30, 1998. During the twelve months ended September 30, 1999 the number of active international distributors increased by approximately 1,500, while active distributors in North America decreased by approximately 14,000. The ability of the Company to increase its number of active distributors and its sales per average number of distributors is material to the future operations and financial condition of the Company. The decrease in net sales is recapped below:

      Decrease in sales due to decreased average number of distributors    $(8,912,000)
      Increase in distributor average sales                                  5,824,000
                                                                             ---------
                                                                           $(3,088,000)
                                                                             =========

  The Company's net sales per average number of distributors per month increased from $69 during the twelve months ended September 30, 1998 to $76 for the twelve months ended September 30, 1999.

  Cost of sales decreased by $3,197,000 or 6.6% to $44,742,000 for the twelve months ended September 30, 1999 from $47,939,000 for the twelve months ended September 30, 1998. Cost of sales as a percentage of net sales decreased from 68.8% in the twelve months ended September 30, 1998 to 67.2% in the twelve months ended September 30, 1999. Cost of sales, which includes product costs, commissions and bonuses paid to distributors, and shipping costs, is recapped below:

                                                       Year Ended September 30,
                                                       ------------------------
                                                          1999        1998
                                                          -----       -----
          Product costs                                   27.1%       27.6%
          Commissions and bonuses paid to distributors    33.0        35.0
          Shipping costs                                   7.1         6.2
                                                          ----        ----
                                                          67.2%       68.8%
                                                          ====        ====

  Product costs as a percentage of cost of sales decreased 0.5% primarily as a result of the Company now producing and selling certain recruiting and training materials which were primarily sold to the Company's distributors by Distributor Services, L.L.C. during the twelve months ended September 30, 1998. The gross profit margin on these materials is generally greater than the gross profit margin on many of the Company's other products. Commissions and bonuses paid to distributors decreased 2.0% as a percentage of cost of sales as a result of changes in the mix of higher versus lower bonus value products purchased by distributors. Shipping costs increased 0.9% primarily from a combination of increased shipping to continental Europe from the Company's warehouse in the United Kingdom and the use of an outside contractor for certain shipping.

  Gross profit decreased 0.5% or $109,000 from $21,719,000 for the twelve months ended September 30, 1998 to $21,828,000 for the twelve months ended September 30, 1999. Gross profit as percentage of net sales increased from 31.2% for the twelve months ended September 30, 1998 to 32.8% for the twelve months ended September 30, 1999.

  Marketing, distribution and administrative expenses increased $1,309,000 or 6.2% from $21,021,000 for the twelve months ended September 30, 1998 to $22,330,000 for the twelve months ended September 30, 1999. The increase results primarily from a combination of reduced personnel expenses, increased depreciation charges on computer hardware and software, and increased promotion costs for meetings and rallies previously performed by Distributor Services, L.L.C. As a percentage of net sales, marketing, distribution and administrative expenses increased to 33.6% for the year ended September 30, 1999 from 30.2% for the year ended September 30, 1998.

  Income (loss) from operations for the year ended September 30, 1999 decreased $1,200,000 or 172.0% to $502,000 of loss from $698,000 of income from operations for the year ended September 30, 1998 principally as a result of the increase in operating expenses as explained above. The income (loss) from operations for the twelve months ended September 30, 1999 and 1998 includes approximately $1,363,000 and $1,340,000, respectively, of operating loss from the Company's wholly-owned, consolidated subsidiaries that operate in foreign countries.

  Subsequent to September 30, 1999, the Company executed a letter of intent with the current managers of RP to purchase the subsidiary. The completion of the sale is subject to various closing conditions. The Company anticipates that the realizable value of consideration to be received will be minimal. During the year ended September 30, 1999, the Company recorded asset impairments and other writedowns (principally inventory) in RP in the aggregate amount of $300,000.

  Additionally the Company began operations in Japan in October 1999. Start-up costs are expected to be minimal since the Company's operations in Japan will consist of providing services to Japanese members who will purchase products for personal use only directly from the Company's US operations.

  At September 30, 1999, approximately $425,000 related to the Company's recent acquisition of ANI, Ash and Bactolac was included in Other Assets. The Company will amortize that amount plus other acquisition cost incurred prior to the closing of the acquisition over a MMM year period.

  Other income (expense) increased to $211,000 for the twelve months ended September 30, 1999 from $775,000 of expense for the twelve months September 30, 1998. The increase was primarily the result of a decline in net interest income due to a decrease in interest bearing deposits and a foreign exchange gain experienced by the Company's subsidiary in the Philippines.

  Income tax expense for the year ended September 30, 1999 is higher than the amount computed at the statutory rate. As the Company is not currently able to recognize any tax benefits from foreign operating losses, tax expense is accrued on the taxable income of domestic operations.

  Net loss was $848,000 for the year ended September 30, 1999, compared to a net loss of $867,000 for the year ended September 30, 1998. The decrease was the result of the items discussed above.

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

                                                       Year Ended September 30,
                                                       ------------------------
                                                             1998      1997
                                                             -----     ----
          Product costs                                      27.6%     27.1%
          Commissions and bonuses paid to distributors       35.0      36.2
          Shipping costs                                      6.2       9.3
                                                             ----      ----
                                                             68.8%     72.6%
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

  Operating expenses decreased $5,022,000 or 19.3% from $26,043,000 for the year ended September 30, 1997 to $21,021,000 for the twelve months ended September 30, 1998. The primary reason for the decrease was that no class action lawsuit costs were incurred during the twelve months ended September 30, 1998. The $6,425,000 lawsuit settlement charge in the three months ended December 31, 1996 represented the Company's estimate of all costs of the lawsuit. Based upon subsequent experience, the Company revised the estimate to $5,535,000 during the three months ended September 30, 1997. As a percentage of net sales, marketing, distribution, and administrative expenses exclusive of the lawsuit charge in 1997 increased to 30.2% for the twelve months ended September 30, 1998 from 24.7% for the year ended September 30, 1997 principally because of the decline in net sales. As a result of its lower sales and higher operating expenses, the Company's future operating results may be negatively impacted if it is not successful in regaining its growth in sales or decreasing its expenditures below current levels.

  In July 1996, the Company entered into an Administrative and Consulting Services Agreement (the "1996 Agreement") with Distributor Services, L.L.C. ("DS"). DS is an affiliate of Nightingale-Conant ("NC"), at the time a major supplier to the Company of self-improvement programs. The 1996 Agreement provided that, except to the extent the Company produced its own material in-house, DS had the exclusive right to produce and sell all of the Company's recruiting and training material. Such materials were to be produced and marketed at the expense of DS and DS was entitled to all revenues received from sales of such materials. DS also was granted the exclusive right to produce, organize and sell, at its own expense, admission to all Company sponsored recruiting or promotional events and to receive all revenues derived therefrom. The Company had the exclusive right of approval over content of all materials and meetings produced by DS. Without additional compensation, DS was to provide consulting services to the Company with respect to the Company's marketing strategy and program, including the Company's weekly teleconference, magazine and other communication with distributors. For a fee, DS also produced and provided to the Company each month at least four master cassettes for sale by the Company in the Company's Master Developer Series. The term of the 1996 Agreement was fifteen years and the parties agreed to negotiate in good faith successive fifteen-year terms. The 1996 Agreement could be terminated earlier for breaches of any material obligation. Kevin Trudeau, formerly a key distributor of the Company's products, was principally responsible for DS's performance in connection with the 1996 Agreement.

  Associated with the termination of Kevin Trudeau's distributorship in August 1998, the Company, DS and NC agreed to terminate the 1996 Agreement in October 1998. The Company agreed to pay NC and DS $2,047,000 and to issue to NC a warrant to purchase up to 290,000 shares of the Company's common stock to satisfy all accounts payable and other amounts claimed by them for materials previously delivered to the Company, as well as for the purchase of all of DS's inventory of audio and video tapes, including all of the audio production rights for such audio and video tapes, and other materials used to promote the Company, and for cancellation of the remaining term of the 1996 Agreement.

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

  The Company accounted for the transaction as of September 30, 1998. The amount paid for the audio production rights was approximately $1,400,000 and is being amortized over an expected recovery period of three years. Expense relative to the warrants issued to NC was determined by utilizing the Black-Scholes method to be approximately $702,000. Such expense is included in the accompanying 1998 consolidated financial statements as "Other Expense - contract termination expense" and "Accrued expense - Nightingale-Conant". The warrants were issued in October 1998. Additionally, the cash paid upon the execution of the agreement of approximately $967,000 was also included in "Accrued expenses - Nightingale-Conant" in the accompanying 1998 consolidated financial statements.

  NC also agreed that for a five year period it would not directly or indirectly seek to acquire a controlling interest, as defined under the rules and regulations promulgated by the Securities and Exchange Commission, in the Company without the prior written consent of the Company's Board of Directors.

  Income (loss) from operations for the year ended September 30, 1998 increased $3,974,000 or 121.3% to $698,000 of income from operations from $3,276,000 of loss from operations for the year ended September 30, 1997 principally as a result of the decrease in operating expenses as explained above. The income
(loss) from operations for the twelve ended September 30, 1998 and 1997 includes approximately $1,340,000 and $934,000, respectively, of operating loss from the Company's wholly-owned, consolidated subsidiaries that operate in foreign countries.

  Other income (expense) decreased to an expense of $775,000 for the year ended September 30, 1998 from income of $850,000 for the year ended September 30, 1997. The decrease was principally the result of a decline in net interest income due to a decrease in interest bearing deposits, to the recognition of interest expense on capital lease obligations and to the recognition expense of $702,000 associated with the warrants issued to Nightingale-Conant in connection with the severance agreement described in Item 1 and, an increase in foreign exchange losses.

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

Acquisitions

  On November 17, 1999 the Company finalized the acquisitions of Advanced Nutraceuticals, Inc. ("ANI") and Bactolac Pharmaceutical Inc. ("BPI"). The acquisition of ANI was completed through a merger with the Company's wholly owned subsidiary, NL Acquisition Company. The acquisition of BPI was completed through a merger with the Company's wholly owned subsidiary, BPI Acquisition Company. In connection with the merger of BPI into BPI Acquisition Company, the name of the surviving corporation was changed to Bactolac Pharmaceutical Inc.

  ANI was formed to pursue a consolidation and integration program in the nutrition industry. The former ANI stockholders received an aggregate of 75,000 shares of a newly created Series A Preferred Stock of the Company. Each one share of Series A Preferred Stock will be automatically converted into ten shares of the Company's common stock upon approval of the Company's shareholders. The Series A Preferred Stock has no voting rights (except as required by law) and no dividend rights. Upon liquidation, dissolution or winding up of the Company, the Series A Preferred Stock has a preference of $28.40 per share, payable prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of the Company's common stock.

  BPI headquartered in Westbury, New York, manufactures nutritional supplements for private labeled customers. The purchase price of the Bactolac acquisition consisted of $2,500,000 in cash, a subordinated promissory note in the principal amount of $2,500,000 and 96,831 shares of Series A Preferred Stock. Additionally, up to 17,606 shares of Series A Preferred Stock may be issued pursuant to an earnout agreement BPI entered into an employment agreement and covenant not to compete agreement with its former owner at the closing on November 17,1999. The Company intends to continue the operations of BPI and to use its inventory, machinery and equipment in connection with the manufacture of nutritional supplements.

  On December 1, 1999, the Company finalized the acquisition of Ash Corp. ("ASH"). The acquisition of ASH was completed through a merger with the Company's wholly owned subsidiary BPI. The purchase price of ASH consisted of $750,000 in cash, a note payable in the amount of $500,000 and 49,296 shares of Series A Preferred Stock. Additionally, up to 105,634 shares of Series A Preferred Stock may be issued pursuant to an earnout agreement. Each one share of Series A Preferred Stock will be automatically converted into 10 shares of the Company's common stock upon approval of the Company's shareholders. The Company intends to continue the operations of ASH and to use its inventory, machinery and equipment in connection with the manufacture of liquid pharmaceutical and nutraceutical products. Financing for the acquisition of ASH was provided primarily through the financing agreement entered into on November 17, 1999 with General Electric Capital Corporation, described below.

Liquidity and Capital Resources

  The Company had cash and cash equivalents of $1,395,000 at September 30, 1999 compared to $4,404,000 at September 30, 1998. The cash used in operating activities of $1,830,000 for the year ended September 30, 1999 was significantly more than the cash used in operating activities of $571,000 for the twelve months ended September 30, 1998. The Company used approximately $323,000, and $1,986,000, respectively, to purchase property and equipment during the years ended September 30, 1999 and 1998. Working capital was $7,849,000 at September 30, 1999 compared to $7,019,000 at September 30, 1998. The Company believes that the cash flow generated from its operations and amounts available under its revolving credit facility described below, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses for the near term.

  On November 17, 1999 the Company finalized the acquisitions of ANI and BPI and on December 1, 1999, it finalized the acquisition of ASH. The acquisition of ASH was completed through a merger with the Company's wholly owned subsidiary BPI. Financing for the acquisitions was provided primarily through a financing arrangement entered into on November 17,1999 with General Electric Capital Corporation ("GECC"). The Company borrowed $2,360,000 from GECC pursuant to a term loan payable in three years, and $6,934,000 under a $12 million revolving credit facility. Borrowings under the revolving credit are subject to limitations based upon eligible accounts receivable and inventory. The loan facility is secured by substantially all of the assets of the Company and its subsidiaries. The interest rate on borrowing is 0.5% above the prime rate. There is a fee of 0.25% on the unused portion of the facility and an annual monitoring fee of $10,000. It is required, among other things, that the Company maintain a minimum net worth (on a consolidated basis including ASH and Bactolac) of $18 million at September 30, 1999, $25.5 million at September 30, 2000, and $27 million for each fiscal year after September 30, 2000. In addition, the Company is required to maintain a fixed charge coverage ratio of 2.0 to 1.0 through July 1, 2000, and 1.5 to 1.0 at July 2, 2000 and at all times thereafter. The Company is also subject to additional covenants, including filing of reports and significant restrictions on dividend payments, issuance of debt and equity, mergers, changes in business operations and sales of assets. Such restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business or acquisitions opportunities.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments
                                        -------------------------------------
and Hedging Activities" (SFAS 133), and in July 1999 issued Financial Accounting
----------------------
Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities
                   ------------------------------------------------------------
-- Deferral of the Effective Date of FASB Statement No. 133, an Amendment of
----------------------------------------------------------------------------
FASB Statement No. 133" (SFAS 137). SFAS 137 delayed the effective date for SFAS
----------------------
133 to fiscal years beginning after June 15, 2000. The Company does not believe that this statement will have a material effect on its financial position or results of operations.


              ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

  The Company is exposed to market risks, which include changes in currency exchange rates as measured against the U.S. dollar. The value of the US dollar against the foreign currencies in which the Company has operations affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's sales (as expressed in U.S. dollars), gross margins, operating expenses, and retained earnings. When the U.S. dollar sustains a strengthening position against currencies in which the Company sells products or a weakening exchange rate against currencies in which it incurs costs, its sales or costs are adversely affected. The Company does not believe that its exposure to exchange rate fluctuations will have a material impact on its results of operations.


           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

  On September 16, 1999, the Company determined to engage Grant Thornton LLP as the principal accountant to audit the Company's financial statements for the fiscal year ending September 30, 1999. The decision to change accountants was recommended by the Audit Committee of the Board of Directors of the Company.

  The Report of BDO Seidman LLP, on the financial statements of the Company for either of the past two fiscal years in the period ended September 30, 1998 did not contain an adverse opinion or disclaimer of opinion nor was it modified as to uncertainty, audit scope or accounting principles. The Company does not believe that there were any disagreements with BDO Seidman LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during those past two fiscal years the subsequent interim period through September 16, 1999 which, if not resolved to BDO Seidman LLP's satisfaction, would have caused BDO Seidman LLP to make reference to the subject matter of the disagreement(s) in connection with its Reports. However, during fiscal 1990 BDO Seidman informed the Company of the need to evaluate for impairment the unamortized carrying value of the Audio Production Rights which balance as of September 30, 1998 and June 30, 1999 was $1,400,000 and $1,089,000, respectively. The Company evaluated such Audio Production Rights for impairment at September 30, 1999.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Nutrition For Life International, Inc. Consolidated Financial Statements                                      Page
                                                                                                              ----
     Independent Certified Public Accountants' Report.......................................................   F-2

     Independent Certified Public Accountants' Report.......................................................   F-3

     Consolidated Balance Sheets as of September 30, 1999 and 1998..........................................   F-4

     Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
      September 30, 1999, 1998 and 1997.....................................................................   F-5

     Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1999, 1998 and 1997..   F-6

     Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and 1997............   F-7

     Notes to Consolidated Financial Statements.............................................................   F-8

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'


Board of Directors and Stockholders
Nutrition For Life International, Inc.


     We have audited the consolidated balance sheet of Nutrition For Life International, Inc. and Subsidiaries as of September 30, 1999 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition For Life International, Inc. and Subsidiaries as of September 30, 1999 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.



Grant Thornton LLP


Houston, Texas
January 3, 2000

               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT



To the Board of Directors
and Shareholders of
Nutrition For Life International, Inc.


     We have audited the consolidated balance sheets of Nutrition For Life International, Inc. as of September 30, 1998, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition For Life International, Inc. at September 30, 1998 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.



BDO Seidman, LLP


Houston, Texas
December 29, 1998

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1999 AND 1998

                                                             1999          1998
                                                             ----          ----
          ASSETS
          ------

Current Assets:
 Cash and cash equivalents                               $ 1,395,310   $ 4,404,388
 Restricted cash (Note 9)                                    585,866            --
 Marketable securities                                       996,942       968,196
 Receivables                                                 362,315       568,931
 Inventories                                               8,434,220     9,697,495
 Deferred tax asset (Note 7)                               1,647,000     1,982,000
 Refundable federal income taxes (Note 7)                         --       200,000
 Prepaid expenses and other assets                         1,062,513       953,161
                                                         -----------   -----------
   Total Current Assets                                   14,484,166    18,774,171
Property and equipment, net (Note 3)                       6,038,186     7,306,650
Audio production rights (Note 12)                            972,222     1,400,000
Other assets                                                 746,246       377,328
                                                         -----------   -----------
                                                         $22,240,820   $27,858,149
                                                         ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                        $ 2,517,020   $ 3,282,750
 Accrued distributor bonuses and commissions               1,384,950     1,646,638
 Deferred income (Note 8)                                    826,464     3,252,598
 Accrued expenses and other liabilities                    1,344,001     1,420,338
 Accrued liability - Nightingale Conant (Note 12)                 --     1,669,122
 Current portion of capital lease obligation (Note 4)        177,160       163,324
 Current portion of long-term debt (Note 12)                 385,304       320,263
                                                         -----------   -----------
   Total Current Liabilities                               6,634,899    11,755,033

 Deferred tax liability (Note 7)                             778,000       682,000
 Long-term portion of capital lease obligation (Note 4)      170,994       349,520
 Long-term debt (Note 12)                                    308,725       628,737
                                                         -----------   -----------

   Total Liabilities                                       7,892,618    13,415,290
                                                         -----------   -----------

Commitments and contingencies (Note 9)

Stockholders' Equity (Note 5):
 Preferred stock, $.001 par value; 1,000,000
  authorized; none issued                                         --            --
 Common stock; $.01 par value; 20,000,000 shares
  authorized                                                  58,875        58,875
 Additional paid-in capital                               11,837,156    11,074,044
 Retained earnings                                         3,110,405     3,958,757
 Other comprehensive income (loss)                          (125,749)     (116,332)
                                                         -----------   -----------
                                                          14,880,687    14,975,344
                                                            (532,485)     (532,485)
Less: Treasury stock 79,000 shares, at cost               14,348,202    14,442,859
   Total Stockholders' Equity                            $22,240,820   $27,858,149
                                                         ===========   ===========

         See accompanying notes to consolidated financial statements.

                     NUTRITION FOR LIFE INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                           1999           1998             1997
                                                     --------------   -------------   -------------
   Net sales (Notes 8 and 10)                        $   66,569,875   $  69,658,095   $  83,044,577
   Cost of sales (Note 9)                                44,742,050      47,939,482      60,277,742
                                                     --------------   -------------   -------------
   Gross profit                                          21,827,825      21,718,613      22,766,835
                                                     --------------   -------------   -------------
   Operating expenses:
      Marketing, distribution and administrative
       expenses                                          22,329,914      21,021,056      20,508,294
                                                     --------------   -------------   -------------
      Lawsuit settlement (Note 9)                                --              --       5,535,000
                                                     --------------   -------------   -------------
                                                         22,329,914      21,021,056      26,043,294
   Income (loss) from operations                           (502,089)        697,557      (3,276,459)
                                                     --------------   -------------   -------------

   Other income (expense)
      Interest income (expense), net                        (21,478)         70,184         667,338
      Foreign exchange gain (loss)                           65,596        (336,842)        (78,561)
      Other, net (Note 12)                                  166,619        (508,305)        261,161
                                                     --------------   -------------   -------------
                                                            210,737        (774,963)        849,938
                                                     --------------   -------------   -------------

   Loss before income tax expense (benefit)                (291,352)        (77,406)     (2,426,521)

   Income tax expense (benefit) (Note 7)                    557,000         790,050        (445,420)
                                                     --------------   -------------   -------------
   Net loss                                                (848,352)       (867,456)     (1,981,101)
                                                     --------------   -------------   -------------
   Other comprehensive income (loss):
      Unrealized loss on investments, net of tax             (7,136)        (38,364)             --
      Foreign currency translation adjustment                (2,281)        (86,546)         13,187
                                                     --------------   -------------   -------------
                                                             (9,417)       (124,910)         13,187
                                                     --------------   -------------   -------------

   Total comprehensive loss                          $     (857,769)  $    (992,366)  $  (1,967,914)
                                                     ==============   =============   =============
   Basic and diluted loss per common share           $         (.15)  $        (.15)  $        (.35)
                                                     ==============   =============   =============

   Weighted average common shares outstanding:
      Basic and diluted                                   5,808,595       5,832,887       5,625,464
                                                     ==============   =============   =============

         See accompanying notes to consolidated financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                                                           Accumulated Other
                                                                                      Comprehensive Income (Loss)
                                                                                      ---------------------------
                                                                                                       Cumulative
                                                                                                         Foreign
                                  Common Stock         Additional      Retained          Loss           Currency
                               ------------------       Paid-In        Earnings           on          Translation
                               Shares      Amount       Capital        (Deficit)      Investments      Adjustment
                               ------      ------       -------        ---------      -----------      ----------
Balance, at
October 1, 1996               5,568,562   $55,686      $ 9,939,059   $ 7,611,580     $       --       $  (4,609)
Net loss                             --        --               --    (1,981,101)            --              --
Cash dividends
 (Note 5)                            --        --               --      (453,940)            --              --
Issuance of common
 stock options
 (Note 6)                            --        --          105,362            --             --              --
Registration
 expenses                            --        --          (43,872)           --             --              --
Foreign currency
 translation adjustment              --        --               --            --             --          13,187
Purchase of treasury
 stock (Note 5)                      --        --               --            --             --              --
Exercise of stock
 options and warrants           207,273     2,072          688,402            --             --              --
                              ---------   -------      -----------   -----------     ----------       ---------
Balance, at
September 30, 1997            5,775,835    57,758       10,688,951     5,176,539             --           8,578

Net loss                             --        --               --      (867,456)            --              --
Cash dividends  (Note 5)             --        --               --      (350,326)            --              --
Purchase of treasury
stock (Note 9)                       --        --               --            --             --              --
Foreign currency
  translation adjustment             --        --               --            --             --         (86,546)
Issuance of common
  stock options (Note 6)             --        --          144,705            --             --              --
Registration expense                 --        --          (31,487)           --             --              --
Unrealized loss on
  investment                         --        --               --            --        (38,364)             --
Exercise of stock options
 and warrants                   111,760     1,117          271,875            --             --              --
                              ---------   -------      -----------   -----------     ----------       ---------
Balance at
September 30, 1998            5,887,595    58,875       11,074,044     3,958,757        (38,364)        (77,968)
Net loss                             --        --               --      (848,352)            --              --
Foreign currency
 translation adjustment              --        --               --            --             --          (2,281)

Issuance of common
 stock options and
  warrants (Note 12)                 --        --          763,112            --             --              --


Unrealized loss on
 investment, net of tax              --        --               --            --         (7,136)             --
                              ---------   -------      -----------   -----------     ----------       ---------
Balance at
September 30, 1999            5,887,595   $58,875      $11,837,156   $ 3,110,405     $  (45,500)      $ (80,249)
                             ==========  ========      ===========   ===========     ==========       =========




























                                     Treasury Stock               Total
                                 ----------------------       Stockholders'
                                  Shares       Amounts           Equity
                                 -------      ---------          ------
Balance, at
October 1, 1996                      --     $        --       $ 17,601,716
Net loss                             --              --         (1,981,101)
Cash dividends
 (Note 5)                            --              --           (453,940)
Issuance of common
 stock options (Note 6)              --              --            105,362
 Registration
 expenses                            --              --            (43,872)
Foreign currency
 translation adjustment              --              --             13,187
Purchase of treasury
 stock (Note 5)                  (9,000)        (73,810)           (73,810)
Exercise of stock
 options and warrants                --              --            690,474
                                -------     -----------       ------------
Balance, at
September 30, 1997               (9,000)        (73,810)        15,858,016

Net loss                             --              --           (867,456)
Cash dividends  (Note 5)             --              --           (350,326)
Purchase of treasury
 stock (Note 9)                 (70,000)       (458,675)          (458,675)
Foreign currency
  translation adjustment             --              --            (86,546)
Issuance of common
  stock options (Note 6)             --              --            144,705

Registration expense                 --              --            (31,487)
Unrealized loss on
  investment                         --              --            (38,364)
Exercise of stock options
 and warrants                        --              --            272,992
                                -------     -----------       ------------
Balance at
September 30, 1998              (79,000)       (532,485)        14,442,859
Net loss                             --              --           (848,352)
Foreign currency
 translation adjustment              --              --             (2,281)

Issuance of common
 stock options and
    warrants (Note 12)               --              --            763,112


Unrealized loss on
 investment, net of tax              --              --             (7,136)
                                -------     -----------       ------------
Balance at
September 30, 1999              (79,000)    $  (532,485)       $14,348,202
                                =======     ===========       ============

          See accompanying notes to consolidated financial statements.

                     NUTRITION FOR LIFE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                        1999         1998          1997
                                        ----         ----          ----
 Cash flows from operating
  activities:
   Net loss                        $  (848,352)  $  (867,456)  $(1,981,101)
   Adjustments to
    reconcile net
    loss to net cash
     provided by (used in)
      operating activities:
       Depreciation and
        amortization                 1,944,644     1,397,810       801,039
       Bad debt expense              1,093,119       530,880       653,458
       Deferred tax
        expense (benefit)              460,000       676,608      (488,802)
       Stock options/warrants
        issued for services             60,990       144,705       105,362
       Loss on disposition
        of property and
        equipment                       74,809            --            --
       Unrealized losses
        on available for
        sale securities                     --        38,364            --
       Changes in assets and
        liabilities:
         Cash-restricted              (585,866)      513,195      (513,195)
         Receivables                  (886,503)      447,668    (1,756,875)
         Inventories                 1,263,275    (1,777,041)   (1,555,104)
         Refundable
          federal income
           taxes                       200,000       459,111      (159,111)
         Prepaid and other
          assets                      (109,352)     (456,643)     (236,426)
         Other assets                       --         5,186      (102,995)
         Accounts payable             (765,730)     (425,181)    1,130,829
         Deferred income            (2,426,134)     (571,873)      (69,099)
         Accrued expenses
          and other
          liabilities               (1,305,025)     (642,865)    2,285,944
         Federal and
          franchise tax
          payable                           --       (43,216)     (806,784)
                                   -----------   -----------   -----------

 Net cash provided by
  (used in) operating
  activities                        (1,830,125)     (570,748)   (2,692,860)
                                   -----------   -----------   -----------

 Cash flows from investing
  activities:
   Acquisition of property
    and equipment                     (323,211)   (1,986,114)   (4,076,384)
   Purchase of marketable
    securities                         (64,882)   (1,006,560)           --
   Purchase of other assets           (368,918)           --            --
   Purchase of intangible
    assets                                  --            --       (51,769)
                                   -----------   -----------   -----------

 Net cash used in
  investing activities                (757,011)   (2,992,674)   (4,128,153)
                                   -----------   -----------   -----------
 Cash flows from financing
  activities:
   Payment of capital
    lease obligations                 (164,690)     (166,307)           --
   Payment of long term
    debt                              (254,971)           --            --
   Exercise of stock
    options                                 --       223,642       523,655
   Exercise of warrants                     --        49,350       166,819
   Dividends paid                           --      (466,124)     (449,513)
   Registration fees                        --       (31,487)      (43,872)
   Purchase of warrants                     --       (73,675)           --
   Purchase of treasury stock               --      (385,000)      (73,810)
                                   -----------   -----------   -----------
 Net cash provided by
  (used in) financing
  activities                          (419,661)     (849,601)      123,279
                                   -----------   -----------   -----------











 Effect of exchange rates on cash
  and cash equivalents                  (2,281)      (86,546)       13,187
                                   -----------   -----------   -----------

 Net increase (decrease)
  in cash and cash
  equivalents                       (3,009,078)   (4,499,569)   (6,684,547)

 Cash and cash
  equivalents, beginning
  of year                            4,404,388     8,903,957    15,588,504
                                   -----------   -----------   -----------
 Cash and cash
  equivalents, end of year         $ 1,395,310   $ 4,404,388   $ 8,903,957
                                   ===========   ===========   ===========


                    See accompanying notes to consolidated
                             financial statements.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND BUSINESS

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

  The Company operates as a wholesale distributor through its network marketing organization, by selling a variety of consumer products and services through independent distributors in the United States and abroad. The Company develops products that are designed for health-conscious consumers, and sells those products to consumers through its network of independent distributors. The Company offers a product line of approximately 400 products in nine categories, including nutritional supplements, health foods, weight management items, skin care products, other consumer products, and services.

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

  The Company has six wholly-owned subsidiaries that were formed primarily to operate as wholesale distributors of the Company's products in various areas of the world.

Principles Of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash And Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in short-term, interest bearing deposits with original maturities of three months or less.

Concentration of Credit Risk

  At September 30, 1999 and 1998, the Company's cash in financial institutions exceeded the federally insured deposit limit by approximately $893,000 and $3,998,000, respectively.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Market Value Of Financial Instruments

  The Company's financial instruments include accounts receivable, accounts payable, long-term debt and capital lease obligations. The fair market value of accounts receivable and accounts payable approximates their carrying values because their maturities are generally less than one year.

Marketable Securities

  Unrealized holding gains and losses on available for sale securities are reflected as a separate component of accumulated comprehensive income (loss) until realized. For the purposes of computing realized and unrealized gains and losses cost is identified on a specific identification basis.

  Marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for
        -----------------------------------------------------------------------
Certain Investments in Debt and Equity Securities." and are summarized as
--------------------------------------------------
follows:

                                                 1999                                     1998
                                    ---------------------------------    -------------------------------------
                                    Bond     Money-market                  Bond       Money-market
                                    funds       funds        Total         funds         funds        Total
                                    -----       -----        -----        ------         -----        -----

          Cost                     $732,519    $338,923    $1,071,442     $674,035      $332,525    $1,006,560

          Fair Value                658,019     338,923       996,942      635,671       332,525       968,196
                                   --------    --------    ----------     --------    ----------    ----------
          Gross unrealized loss    $ 74,500    $     --    $   74,500     $ 38,364      $     --    $   38,364
                                   ========    ========    ==========     ========    ==========    ==========

The unrealized loss on investment of $45,500 at September 30, 1999 is net of tax in the amount of $29,000.

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

Capital Lease

  The Company leases certain computer equipment under a capital lease agreement that expires in 2002. The asset and liability under this capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is being amortized beginning in fiscal 1998 over the lesser of the related lease term or its estimated useful life. At the inception of the capital lease, the Company's incremental borrowing rate was used to determine the present value of the minimum lease payment. Therefore, the carrying value of the capital lease obligation approximates market value.

Audio Production Rights

  Audio production rights are stated at cost less accumulated amortization. Amortization is provided using a straight-line method over the estimated three year life of the Rights. The Company reviews the carrying value of the audio production rights for possible impairment whenever changes in circumstances indicate that the carrying amount of the audio production may not be recoverable.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options and Warrants

  The Company has elected to account for stock options issued to employees in accordance with APB No.25. During the years ended September 30, 1999, 1998 and 1997, all options issued to officers and employees were granted at an exercise price, which equaled or exceeded the market price per share at the date of grant and accordingly, no compensation expense was recorded relative to those grants.

  Effective for the year ended September 30, 1997, the Company adopted the disclosure requirements of SFAS No.123 "Accounting for Stock-based
                                        --------------------------
Compensation". This statement requires that the Company provide proforma
------------
information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123 (see
Note 6). Additionally, SFAS No. 123 generally requires that the Company record options issued to non-employees as an expense, calculated based on the fair value of the options.

Revenue Recognition

  The Company sells its products directly to independent distributors. Sales are recorded when products are shipped. Net sales represent orders shipped, less estimated returns and allowances. Provisions are made for estimated returns and allowances at the time of sale. Included in cost of sales are rebates and other commissions that are paid monthly and are calculated using specific rates based on actual sales volume.

  Prior to June 1, 1999, NFLI sold product redemption certificates to distributors who were enrolled in the Company's order assurance program ("OAP"). Revenues were recorded when these certificates were redeemed for product. However, if the certificates were not redeemed for product, the Company recorded revenues ratably over a 150 day period commencing with the ending of the expiration period of 120 days. Such revenues were recorded as part of the Company's net sales for periods prior to June 1, 1999.

  Subsequent to June 1, 1999, the Company began shipping product packs for most OAP purchases, the shipment of which results in the recognition of revenue. Approximately $2,600,000 of revenue related to the shipment of the product packs was recognized in fiscal 1999. The Company now only sells product redemption certificates for certain "big ticket" items. Such certificates must be redeemed for the specified item upon accumulation of the required number of certificates. As a result of the change in the OAP the Company does not expect to recognize substantial future revenue from the redemption of product certificates.

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

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Earnings (Loss) Per Common Share

  Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the Company's earnings similar to fully diluted earnings per share.

Earnings per share amounts as required by Statement of Financial Accounting Standards No. 128 are calculated as follows:

                                                                                   For the Year Ended September 30,
                                                                                   -------------------------------
                                                                                 1999            1998            1997
                                                                              ----------      ----------      -----------
          Basic and diluted (loss) per share:

              Net (loss) available to common
              stockholders                                                    $ (848,352)     $ (867,456)     $(1,981,101)
                                                                              ==========      ==========      -----------
              Weighted average common shares outstanding                       5,808,595       5,832,887        5,625,464
                                                                              ==========      ==========      ===========
              Basic and diluted (loss) per share                              $     (.15)     $     (.15)     $      (.35)
                                                                              ==========      ==========      ===========


  Diluted earnings per share for the years ended September 30, 1999, 1998 and 1997 did not consider the effect of the warrants and options because they were anti-dilutive.

Foreign Currency Translation

  The asset and liability accounts of the Company's foreign subsidiaries are translated into US dollar amounts for financial reporting purposes using year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange rate translation adjustments are accumulated in a separate component of stockholders' equity. Exchange gains of approximately $65,000 and exchange losses of approximately $337,000, and $78,500 for the years ended September 30, 1999, 1998 and 1997, respectively, are included in the accompanying consolidated financial statements as "Other income (expense)".

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

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Recent Accounting Pronouncements

     In June 1998, the Financial  Accounting Standards Board issued Statement of
                                                                    ------------
Financial Accounting Standard No. 133, "Accounting for Derivative Instruments
-----------------------------------------------------------------------------
and Hedging Activities" (SFAS 133), and in July 1999 issued Financial Accounting
-----------------------                                     --------------------
Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities
-------------------------------------------------------------------------------
-- Deferral of the Effective Date of FASB Statement No. 133 to fiscal years
---------------------------------------------------------------------------
beginning after June 15, 2000. The Company does not believe that this statement
------------------------------
will have a material effect on its financial position or results of operations.

NOTE 2 -- FOURTH QUARTER ADJUSTMENTS

     Aggregate yearend adjustments recorded in the fourth quarter converted pretax income to a pretax loss by 900,000, and included an inventory writedown of 350,000, a writedown of assets of Nutrition for Life International Philippines, Inc. ("RP") of $300,000 (see Note 14), and a bad debts writeoff of $250,000.

NOTE 3 -- PROPERTY AND EQUIPMENT

     Property and equipment and their estimated useful lives are summarized as follows:

                                                                                         September 30,
                                                                                         ------------
                                                                 Lives            1999                1998
                                                                 -----           ------              ------
      Equipment                                                      7         $3,896,260         $ 4,498,928
      Computer software                                             10          3,038,391           3,038,391
      Leasehold improvements                                         5          1,075,345           1,110,167
      Furniture and fixtures                                      5-10            813,555             656,809
      Automobiles                                                    5            170,970             151,059
      Equipment held under capital
       lease (Note 4)                                                4            679,151             679,151
                                                                               ----------         -----------
                                                                                9,673,672          10,134,505

      Less: Accumulated depreciation and amortization                           3,635,486           2,827,855
                                                                               ----------         -----------
                                                                               $6,038,186         $ 7,306,650
                                                                               ==========         ===========


                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -- CAPITAL LEASE OBLIGATION

     Minimum future lease payments under capital leases as of September 30, 1999 for each of the next three years and in the aggregate are:

     Year ended September 30:
     2000                                                   $ 194,880
     2001                                                     179,738
     2002                                                         789
                                                            ---------

     Total minimum lease payments                             375,407
     Less: Amount representing interest                       (27,253)
                                                            ---------
     Present value of net minimum lease payments              348,154
     Current portion of capital lease obligation             (177,160)
                                                            ---------
     Long-term portion of capital lease obligation          $ 170,994
                                                            =========

     An interest rate of 7.21% on the capital lease was imputed based on the Company's incremental borrowing rate at the inception of the lease.

NOTE 5 -- COMMON STOCK

     On September 16, 1996 the Company's Board of Directors authorized a stock repurchase program, whereby the Company had the discretion to purchase up to 200,000 shares of its common stock. During the year ended September 30, 1997, the Company purchased 9,000 shares of common stock for $73,810. The repurchase program terminated on June 30, 1997.

     During the years ended September 30, 1998, and 1997 the Company's Board of Directors declared cash dividends totaling $350, 326, and $453,940, respectively. Of such dividends $466,124, and $449,513 was paid during the years ended September 30, 1998 and 1997, respectively. No dividends have been declared or paid on the Company's common stock subsequent to June 1998.

NOTE 6 -- STOCK OPTIONS AND WARRANTS

1993 Plan

     In planning the Merger, NEC-Utah and NEC-Colorado determined that a stock option plan would provide incentives for employees and consultants of NFLI who promote the interests of the Company and its stockholders. The Company's Board of Directors approved the 1993 Stock Option Plan (the "1993 Plan") in connection with the approval of the Merger. Pursuant to the 1993 Plan, a total of 282,000 shares of common stock were reserved for the grant of options to purchase the Company's common stock. At September 30, 1999, there were 106,946 shares reserved for the grant of options under the 1993 plan. Generally, one-third of the shares underlying the options become exercisable in cumulative installments of 12 months, 24 months and 36 months after the date of grant. The maximum term of the options is 10 years, except that if an employee leaves the Company, the options will terminate 30 days thereafter. The issuance of options is at the discretion of the Company's Board of Directors.

1995 Discretionary Plan

     The Company's Board of Directors approved the 1995 Stock Option Plan (the "1995 Plan") in March 1995. Pursuant to the 1995 Plan, as amended in June 1996, and April 1999 the Company reserved a total of 985,000 shares of common stock for the grant of options to purchase Common Stock of the Company. The terms of the options are similar to those of the 1993 Plan. At September 30, 1999, there were 234,200 shares reserved for the grant of options under the 1995 plan.

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

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as of December 1, of each year (commencing in 1996), options to purchase an additional 5,000 shares of common stock will be granted to each eligible director. The exercise price of the options is the fair value of the common stock at the date of grant of the options. The options expire in five years and are exercisable in full at the date of grant.

     During the years ended September 30, 1998 and 1997, the Company issued 15,000 options to Directors under this plan. Utilizing the Black-Scholes option-pricing model for the year ended September 30, 1999 and 1998, the Company determined that the value of the options was not material.

     The Non-Discretionary Plan was cancelled on October 6, 1999.

Options and Warrants Issued in Public Offering

     In connection with a public offering, the Company issued 920,000 stock warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $3.75. The Company's Board of Directors has extended the warrant expiration date to October 16, 2000. The Company has the right to call all of the warrants for redemption on 30 days written notice at a redemption price of $.05 per warrant, subject to certain defined criteria. In addition, the Company issued warrants to underwriters to purchase 80,000 shares of the Company's common stock at $3.75 and options to purchase 160,000 shares of the Company's common stock at $3.23.

Other Warrants

     In April 1998, the Company retained the services of Piedmont Consulting, Inc., ("Piedmont") a public/investor relations firm, to assist in its efforts to gain a broader investor following. As compensation for its services Piedmont was paid a monthly retainer and was granted a three year warrant entitling it to purchase up to 30,000 shares of the Company's common stock at $5.25 per share and 40,000 shares at $7.00 per share. In July 1998 the Company terminated its relationship with Piedmont. Pursuant to the provisions of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the Company recognized approximately $144,705 as compensation expense related to the warrants in the year ended September 30, 1998.

     In October 1998, the Company issued a warrant to Nightingale Conant to purchase up to 290,000 shares of the Company's common stock at $5.50 per share. The warrant is exercisable at any time until October 31, 2003, and is entitled to the benefit of adjustment of the exercise price and number of shares deliverable upon exercise thereof in the event of certain specified dilutive transactions. Expense of $702,000 has been accrued in the accompanying September 30, 1998 consolidated financial statements.

     The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, a dividend yield of 0%, 1% and 1%, a risk-free interest rate of 5.0%, 5.7% and 5.7%, an expected life ranging from 5-10 years; and, an expected volatility of 92%, 67% and 67%, respectively.

     Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123 for stock options issued to employees, net income (loss) and earnings (loss) per share for years ended September 30, 1999, 1998 and 1997 would have been reduced as follows:

                                                              1999          1998          1997
                                                              ----          ----          ----
          Net loss:

          As reported                                     $  (848,352)  $  (867,456)  $(1,981,101)
                                                          ===========   ===========   ===========
          Pro forma                                       $(1,172,062)  $(1,063,456)  $(2,457,533)
                                                          ===========   ===========   ===========

          Basic and diluted (loss) per share:

          As reported                                     $      (.15)  $      (.15)  $      (.35)
                                                          ===========   ===========   ===========
          Pro forma                                       $      (.20)  $      (.18)  $      (.43)
                                                          ===========   ===========   ===========

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The following is a summary of the status of option and warrant plans during the three years ended September 30:


                                                                 Options                          Warrants
                                                                 -------                          --------
                                                                          Weighted                          Weighted
                                                           Number         Average            Number         Average
                                                             of           Exercise             of           Exercise
                                                           Shares          Price             Shares          Price
                                                           ------          -----             ------          -----

          Outstanding as of October 1, 1996                502,000         $  3.51            514,316       $  3.75

             Granted                                       266,850         $ 12.15                 --
             Exercised                                    (157,220)        $  3.15            (50,053)      $  3.75
             Forfeited                                      (2,300)        $ 13.00                 --
             Cancelled                                      (1,200)        $  7.33                 --
                                                         ---------                          ---------
          Outstanding as of September 30, 1997             608,130         $  7.38            464,263       $  3.75

             Granted                                        80,000         $  5.67             70,000       $  5.25
             Exercised                                     (97,400)        $  2.27            (13,160)      $  3.75
             Forfeited                                     (73,233)        $ 11.31                 --
             Cancelled                                     (12,417)        $ 11.56                 --
                                                         ---------                          ---------
          Outstanding as of September 30, 1998             505,080         $  7.39            521,103       $  3.84

             Granted                                       205,000         $  2.95            290,000       $  5.50
             Exercised
             Forfeited                                      (7,200)        $ 13.00                 --
             Cancelled                                      (3,000)        $ 13.00                 --
                                                         ---------                          ---------
          Outstanding as of September 30, 1999             699,880         $  6.01            811,103       $  4.59
                                                         =========                          =========

          Exercisable as of September 30,
             1997                                          349,146         $  3.81            464,263       $  3.75
             1998                                          362,548         $  5.83            521,103       $  3.84
             1999                                          441,615         $  6.58            811,103       $  4.59

          Weighted average fair value of grants
          during the year ended September 30,
             1997                                                          $  8.85                          $    --
             1998                                                          $  2.45                          $  3.35
             1999                                                          $  2.59                          $  2.42

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Following is a summary of the status of the options and warrants outstanding at September 30, 1999:

               Options and Warrants Outstanding                                  Options and Warrants Exercisable
               --------------------------------                                  --------------------------------

                                      Weighted-Average
                                          Remaining
          Range of                    Contractual Life   Weighted-Average                        Weighted-Average
      Exercise Prices       Number         (years)        Exercise Price             Number       Exercise Price
    ------------------      ------         -------        --------------             ------       --------------
$   0.00 -    $  1.98      154,500           1.4              $  1.72                154,500          $   1.72
    1.98 -       3.95      706,683           3.2                 3.43                516,683              3.59
    3.95 -       5.93      385,000           4.6                 5.46                368,334              5.44
    5.93 -       7.90       55,000           1.9                 7.00                 55,000              7.00
    7.90 -       9.88       20,000           7.6                 9.00                 13,334              9.00
    9.88 -      11.85       10,000           7.1                11.50                  6,667             11.50
   11.85 -      13.83      139,800           6.6                12.93                 98,200             12.90
   13.83 -      15.80       25,000           6.6                14.25                 25,000             14.25
   15.80 -      17.78            0             0                    0                      0                 0
   17.78 -      19.75       15,000           1.2                19.75                 15,000             19.75
                         ---------        ------              -------             ----------          --------
                         1,510,983           3.8              $  5.25              1,252,718          $   5.29
                         =========        ======              =======             ==========          ========

NOTE 7 -- INCOME TAXES

     Deferred income taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

     The (benefit) provision for income taxes for the years ended September 30, 1999, 1998 and 1997 consisted of the following:

                                              1999        1998           1997
                                              ----        ----           ----
       Federal tax (benefit) - current     $ 51,000    $  68,009      $ (12,028)
       Federal tax (benefit) - deferred     460,000      676,298       (476,608)
       State tax                             46,000       45,743         43,216
                                           --------    ---------      ---------
                                           $557,000    $ 790,050      $(445,420)
                                           ========    =========      =========

     The following reconciles federal income taxes (benefit) computed at the statutory rate with income taxes as reported for the years ended September 30:

                                                                            1999          1998         1997
                                                                            ----          ----         ----
       Expected income tax (benefit) expense at 34%                       $(99,060)    $ (26,318)    $(825,017)
       State taxes, net of federal benefit                                  30,400        30,190        28,523
       Loss from foreign subsidiaries                                      592,800       498,000       380,000
       Nondeductible amortization of intangible assets                          --            --            --
       Overaccrual of 1997 lawsuit settlement and distributor cruise            --       153,000            --
       Accrual differences from 1997 taxes                                      --       113,608            --
       Other items, net                                                     32,860        21,570       (28,926)
                                                                          --------     ---------     ---------
       Income tax expense (benefit)                                       $557,000     $ 790,050     $(445,420)
                                                                          ========     =========     =========

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Current deferred tax assets at September 30, 1999 and 1998 were as follows:

                                                       1999           1998
                                                       ----           ----
   Deferred income - certificates                  $  132,000     $  891,000
   Additional capitalized inventory costs             561,000        584,000
   Cruise accrual                                      85,000             --
   Loss carryforwards                                 599,000        111,000
   Deferred settlement costs - Nightingale Conant          --        275,000
   Deferred income - product and literature            42,000        101,000
   Other                                              228,000         20,000
                                                   ----------     ----------
                                                    1,647,000      1,982,000
   Less valuation allowance                                --             --
                                                   ----------     ----------
   Current deferred tax assets                     $1,647,000     $1,982,000
                                                   ==========     ==========

 Non-current deferred tax liability at September 30, 1999 and 1998 were as follows:

                                                                     1999         1998
                                                                     ----         ----
 Differences between financial reporting and tax depreciation     $(778,000)    $(682,000)
                                                                  =========     =========

  At September 30, 1999, the Company had a taxable net operating loss carryforward of $1,750,000 which is available to offset future taxable income primarily through the year 2019. It is management's opinion, based on past operating results and expected future operating results, that it is more likely than not that the Company will utilize its entire net operating loss carryforward prior to expiration.

  For the year ended September 30, 1997, the Company recorded a federal income tax receivable of $659,111 from an overpayment of taxes. Of this receivable, approximately $459,000 was refunded during the year ended September 30, 1998 and $200,000 remained a receivable as of September 30, 1998 and was received during the year ended September 30, 1999.

NOTE 8 -- DEFERRED INCOME

  The Company's distributors earn monthly commissions based upon their achieving a pre-determined monthly minimum sales volume. To assist distributors in meeting their monthly minimum sales volume, the Company has developed an Order Assurance Program ("OAP"), which allows a distributor to generate sales volume and maintain qualification to receive monthly commissions. If a distributor's monthly sales volume is below their pre-authorized OAP level they are automatically sent a package of products equal to a pre-authorized amount. A distributor may request that they be allowed to accumulate OAP credits for the purchase of certain "big ticket" items. Revenue is recognized on these "big ticket" items when the required purchase price is accumulated and the product is shipped to the distributor.

  Prior to June 1, 1999 distributors were allowed to purchase product redemption certificates instead of receiving product. The purchase of such certificates qualified the distributor to receive a commission in a given month even though actual product purchases were below the required level. The Company recognized revenue on these certificates when they were redeemed for product or on a ratable basis over a 150-day period after expiration of the certificates.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

401(k) Plan

  In July 1998 the Company established the Nutrition for Life 401(k) Plan and Trust (the "Plan") which covers all of the Company's full-time employees who are United States citizens, at least 21 years of age and have completed one quarter of service with the Company. Pursuant to the plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for discretionary contributions by the Company. As of September 30, 1999, the Company has made no such discretionary contributions.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Operating Leases

The Company has noncancelable operating leases, primarily for office, warehouse space and equipment. Rental expense under operating leases for the years ended September 30, 1999, 1998 and 1997 amounted to approximately $990,000, $621,000 and $670,000, respectively.

Future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year are as follows:

          Year Ended September 30,
          ------------------------
                    2000                        $   885,000
                    2001                            643,000
                    2002                            180,000
                    2003                            142,000
                    2004                            136,000
                    2005 and thereafter             890,000
                                                -----------
                                                $ 2,876,000
                                                ===========

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

Employment Agreements

  Effective October 1, 1996, the Company entered into employment agreements with its chief executive officer and its executive vice-president through September 30, 1999. On November 1, 1999, each of the employment agreements was extended until October 30, 2000. Under the agreements, both individuals will receive their annual salary, plus 5% of pre-tax income from $3,000,000 to $5,000,000, 4% of the next $5,000,000 of pretax income, and 3% of the next $10,000,000 of pretax income. No bonuses were paid to these individuals for any of the years ended September 30, 1999, 1998 or 1997 as the Company did not achieve sufficient pretax income in these years.

  In March 1998, each of these individuals agreed to a 25% reduction in their annual salaries. Concurrent with the salary reduction each individual was granted a three year option, pursuant to the Company's 1995 Stock Option Plan, to purchase up to 20,000 shares of the Company's Common Stock at $5.13 per share, the closing price of the Company's Common Stock on the date of the grant.

Distributor Agreement

  Effective October 24, 1997, the Company entered into an eight year exclusivity in network marketing agreement with a significant distributor, Mr. Kevin Trudeau, in which the Company agreed to pay Mr. Trudeau a percentage, as defined in the agreement, of gross revenues of the Company.

  In August 1998, the Company and Mr. Trudeau entered into an agreement to end the Company's business relationship with Mr. Trudeau. Mr. Trudeau and the Company agreed that their October 1997 agreement and his distributorship were terminated and that Mr. Trudeau would not contest such terminations. Additionally, the Company and Mr. Trudeau agreed that Mr. Trudeau would comply with the nine-month non-competition provisions of the October 1997 agreement and that the Company would purchase the approximate 70,000 shares of common stock and 40,000 stock purchase warrants then owned by Mr. Trudeau. In September 1998, the Company purchased Mr. Trudeau's common stock and stock purchase warrants for approximately $459,000.

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Cruise

  On February 11, 1997, the Company's Board of Directors approved the rights of certain distributors to participate in a cruise during February 1998. In connection with this cruise, the Company conducted seminars for the education and development of its distributors. The $1.2 million estimated and accrued cost of the cruise is included in operating expenses for the year ended September 30, 1997. During the year ended September 30, 1998, the Company paid $833,026 representing payment of all obligations related to the cruise. The $362,124 of overaccrued cost of the cruise is reflected in operating expenses in the accompanying consolidated financial statements for the year ended September 30, 1998.

  In connection with the cruise, the Company obtained letters of credit from a financial institution to cover the cost of the cruise. At September 30, 1997, the Company had $737,830 in such letters of credit outstanding that expired in February 1998.

  In connection with a cruise scheduled for April 2000, the Company was required to obtain a letter of credit from a financial institution to cover the cost of the cruise. Accordingly, the Company has pledged a certificate of deposit in the amount of $585,866 which is included in the accompanying financial statements as of September 30, 1999. At September 30, 1999, the Company had $583,680 in such letter of credit outstanding that will expire on March 7, 2000. The $250,000 expected cost of the cruise has been credited to accrued expenses and other liabilities and charged to marketing, distribution and administration expenses.

Product Liability

  As of September 30, 1999, the Company did not engage in the manufacturing of any of the products it markets and distributes; however, it could be exposed to product liability claims. The Company has not had any such claims to date. Although the Company maintains product liability insurance which it believes to be adequate for its needs, there can be no assurance that the Company will not be subject to claims in the future or that its insurance coverage will be adequate.

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

  Unless the agreement is terminated before its expiration, the Company is not required to make additional deposits beyond the third year. Additionally, VitaRich is required to repay any outstanding deposits by crediting the Company with an amount equal to 10% of each purchase order placed by the Company until such time as all advances have been repaid. The Company has a first priority security interest in all of VitaRich's interest in the inventory, warehouse receipts, documents of title, accounts receivable and proceeds of insurance related to the raw materials purchased by VitaRich on behalf of the Company. As of September 30, 1999, the Company had advanced VitaRich a total of $ 400,000 which is included in prepaid expense in the accompanying consolidated financial statements.

NOTE 10 -- RELATED PARTY TRANSACTIONS

     During 1998 and 1999, respectively, the Company purchased approximately 41,000 and 32,000 copies of a book, "Making A Difference While You're Making A
                                     -----------------------------------------
Living", written by its CEO, David P. Bertrand and his son J. Mark Bertrand,
------
also an employee of the Company, at a cost to the Company of $5.00 per book. New Paradigm Publishing, a company established by J. Mark Bertrand, published the book and subsequently sold it the Company. The Company sold approximately 10,000 and 3,000 copies of the book during 1999 and 1998, respectively, at an average selling price of approximately $10.95 per copy. The book has been placed in the Company's product catalog at per copy prices ranging from $8.95 to $12.95, based upon quantity ordered, and in 1999 approximately 35,000 of the books were part of the materials provided to new distributors in the Company's starter kits. Additionally, in 1998 approximately 19,000 copies of the book were shipped to distributors as part of the Company's Business Training Systems for that month. New Paradigm Publishing has agreed to accept return of any books ordered, but not sold by the Company and to refund to the Company $5.00 per returned copy. The Company's Board of

                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Directors unanimously approved the purchase of the aforementioned books. As of September 30, 1999 and 1998, no amounts were owed by the Company to New Paradigm Publishing.

     The Company has purchased a portion of its inventory from one vendor. Until October 1997, a director of the Company was the president or a consultant of the vendor, and until June 1995, the vendor was owned by a major stockholder of the Company. The items purchased are readily available from other vendors. During the years ended September 30, 1999, 1998 and 1997, the Company purchased $-0-, $494,000, and $4,190,000, respectively of goods, from this vendor.

NOTE 11 -- FOREIGN SALES

  For the years ended September 30, 1999, 1998, and 1997 the Company's net sales from foreign operations were approximately $8,600,000, $9,000,000 and $10,000,000, respectively, including sales to customers in Canada totaling approximately $3,100,000, $4,800,000 and $6,795,000, respectively. The gross profit percentages on all foreign sales are consistent with the Company's overall gross profit percentages, however exchange rate fluctuations could have an impact on the Company's future gross profit margins. Information related to the Company's domestic and international operations is as follows:

                                                YEARS ENDED SEPTEMBER 30,
                                                -------------------------
                                                     (In thousands)


                                                 1999      1998       1997
                                                -------   -------   -------

  Sales to unaffiliated customers:
     North America (1)                          $61,047   $65,387   $80,325
     United Kingdom (2)                           4,690     3,533     2,549
     Philippines (3)                                833       738       171

  Sales or transfers between geographic areas:
     North America                                   --        --        --
     United Kingdom                               1,007       622       682
     Philippines                                    104       290       269

  Operating profit (loss):
     North America                                  861     1,937    (2,342)
     United Kingdom                                (855)     (959)     (906)
     Philippines                                   (508)     (280)      (28)

  Identifiable assets:
     North America                               25,789    29,635    29,827
     United Kingdom                               1,680     1,435     1,355
     Philippines                                    314       883       708

  (1) Includes the United States, Canada, and Puerto Rico.
  (2) First began operations in fiscal 1996.
  (3) First began operations in fiscal 1997; see Note 2.


NOTE 12 - CONTRACT TERMINATION

  In July 1996, the Company entered into an Administrative and Consulting Services Agreement (the "1996 Agreement") with Distributor Services, L.L.C. ("DS"). DS is an affiliate of Nightingale-Conant ("NC"), at the time a major supplier to the Company of self-improvement programs. The 1996 Agreement provided that, except to the extent the Company produced its own material in-house, DS had the exclusive right to produce and sell all of the Company's recruiting and training material. Such materials were to be produced and marketed at the expense of DS and DS was entitled to all revenues received from sales of such materials. DS also was granted the exclusive right to produce, organize and sell, at its own expense, admission to all Company sponsored recruiting or promotional events and to receive all revenues derived therefrom. The Company had the exclusive right of approval over content of all materials and meetings produced by DS. Without additional compensation, DS was to provide consulting services to the Company with respect to the Company's marketing strategy and program, including the Company's weekly teleconference, magazine and other

                     NUTRITION FOR LIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

communication with distributors. For a fee, DS also produced and provided to the Company each month at least four master cassettes for sale by the Company in the Company's Master Developer Series. The term of the 1996 Agreement was fifteen years and the parties agreed to negotiate in good faith successive fifteen-year terms. The 1996 Agreement could be terminated earlier for breaches of any material obligation. Kevin Trudeau, formerly a key distributor of the Company's products, was principally responsible for DS's performance in connection with the 1996 Agreement.

  Associated with the termination of Kevin Trudeau's distributorship in August 1998, the Company, DS and NC agreed to terminate the 1996 Agreement in October 1998. The Company agreed to pay NC and DS $2,047,000 and to issue to NC a warrant to purchase up to 290,000 shares of the Company's common stock to satisfy all accounts payable and other amounts claimed by them for materials previously delivered to the Company, as well as for the purchase of all of DS's inventory of audio and video tapes, including all of the audio production rights for such audio and video tapes, and other materials used to promote the Company, and for cancellation of the remaining term of the 1996 Agreement.

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

  The Company accounted for the transactions as of September 30, 1998. The amount paid for the audio production rights was approximately $1,400,000 and is being amortized over an expected recovery period of three-years. Expense relative to the warrants issued to NC was determined by utilizing the Black-Scholes method to be approximately $702,000. Such expense is included in the accompanying 1998 consolidated financial statements as "Other Expense - contract termination expense" and "Accrued expense - Nightingale-Conant". The warrants were issued in October 1998. Additionally, the cash paid upon the execution of the agreement of approximately $967,000 was also included in "Accrued expenses - Nightingale-Conant" in the accompanying 1998 consolidated financial statements.

  NC also agreed that for a five year period it would not directly or indirectly seek to acquire a controlling interest, as defined under the rules and regulations promulgated by the Securities and Exchange Commission, in the Company without the prior written consent of the Company's Board of Directors.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION


                                                              1999       1998        1997
                                                            --------  ----------  ----------
 Supplemental disclosure of noncash financing activities:

   Purchase of property and equipment under
      capital lease                                         $     --  $   43,192  $  635,959

   Declaration of dividends                                 $     --          --  $  115,798

   Settlement of Nightingale-Conant contract:

      Purchase of audio production rights                   $     --  $1,400,000          --

      Issuance of long-term debt                            $     --  $  949,000          --

      Net  increase in liabilities                          $     --  $  451,000          --

 Supplemental disclosure of cash flow information:

   Federal and state income taxes paid                      $     --          --  $1,400,000

   Interest paid                                            $128,900          --          --


                     NUTRITION FOR LIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 -- SUBSEQUENT EVENTS

  Subsequent to September 30, 1999, the Company executed a letter of intent with the current managers of RP to purchase the subsidiary. The completion of the sale is subject to closing various conditions. The Company anticipates that the realizable value of consideration to be received will be minimal. During the year ended September 30, 1999, the Company recorded asset impairments and other writedowns (principally inventory) in RP in the aggregate amount of $300,000.

  On November 17, 1999 the Company finalized the acquisitions of Advanced Nutraceuticals, Inc. ("ANI") and Bactolac Pharmaceutical Inc. ("BPI"). The acquisition of ANI was completed through a merger with the Company's wholly-owned subsidiary, NL Acquisition Company. The acquisition of BPI was completed through a merger with the Company's wholly owned subsidiary, BPI Acquisition Company. In connection with the merger of BPI into BPI Acquisition Company, the name of the surviving corporation was changed to Bactolac Pharmaceutical Inc.

  ANI was formed to pursue a consolidation and integration program in the nutrition industry. The former ANI stockholders received an aggregate of 75,000 shares of a newly created Series A Preferred Stock of the Company. Each one share of Series A Preferred Stock will be automatically converted into ten shares of the Company's common stock upon approval of the Company's shareholders. The Series A Preferred Stock has no voting rights (except as required by law) and no dividend rights. Upon liquidation, dissolution or winding up of the Company, the Series A Preferred Stock has a preference of $28.40 per share, payable prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of the Company's common stock.

  BPI, headquartered in Westbury, New York, manufactures nutritional supplements for private labeled customers. The purchase price of the Bactolac acquisition consisted of $2,500,000 in cash, a subordinated promissory note in the principal amount of $2,500,000 and 96,831 shares of Series A Preferred Stock. Additionally, up to 17,606 shares of Series A Preferred Stock may be issued pursuant to an earnout agreement. BPI entered into an employment agreement and covenant not to compete agreement with its former owner at the closing on November 17,1999. The Company intends to continue to operate BPI and to use its inventory, machinery and equipment in connection with the manufacture of nutritional supplements.

  On December 1, 1999, the Company finalized the acquisition of Ash Corp. ("ASH"). The acquisition of ASH was completed through a merger with the Company's wholly owned subsidiary BPI. The purchase price of ASH consisted of $750,000 in cash, a note payable in the amount of $500,000 and 49,296 shares of Series A Preferred Stock. Additionally, up to 105,634 shares of Series A Preferred Stock may be issued pursuant to an earnout agreement. Each one share of Series A Preferred Stock will be automatically converted into 10 shares of the Company's common stock upon approval of the Company's shareholders. The Company intends to continue the operations of ASH and to use its inventory, machinery and equipment in connection with the manufacture of liquid pharmaceutical and nutraceutical products. Financing for the acquisition of ASH was provided primarily through the financing agreement entered into on November 17, 1999 with General Electric Capital Corporation, described below.

  Financing for the acquisitions was provided primarily through a financing arrangement entered into on November 17,1999 with General Electric Capital Corporation (the "GECC"). The Company borrowed $2,360,000 from GECC pursuant to a term loan payable in three years, and is subject to limitations based upon eligible accounts. The loan facility is secured by substantially all of the assets of the Company and its subsidiaries. The interest rate on borrowing is 0.5% above the prime rate. There is a fee of 0.25% on the unused portion of the facility and an annual monitoring fee of $10,000. It is required, among other provisions, that the Company maintain as of the end of the fiscal year ending September 30, 1999, a minimum net worth (on a consolidated basis including ASH and Bactolac) of $18 million and a minimum net worth of $25.5 million at September 30, 2000, and a minimum net worth of $27 million for each fiscal year after September 30, 2000. In addition, the Company is required to maintain a fixed charge coverage ratio of 2.0 to 1.0 through July 1, 2000, and 1.5 to 1.0 at July 2, 2000, and at all times thereafter. The Company is also subject to additional covenants, including filing of reports and significant restrictions on dividend payments, issuance of debt and equity, mergers, changes in business operations and sales of assets.

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

            (a)(1) and (2) See Item 8.

            (3)           Exhibits

            Exhibit 2.1 Agreement and Plan of Reorganization, filed as a Exhibit to the Registration Statement on Form S-4 (file no. 33-70312), which Exhibit is incorporated herein by this reference.

            Exhibit 2.2 Agreement and Plan of Merger, dated as of November 5, 1999, among Nutrition For Life International, Inc., Advanced Nutraceuticals, Inc., BPI Acquisition Company, Bactolac Pharmaceutical Inc. and Pailla M. Reddy, filed as an Exhibit to the Report on Form 8-K, filed on December 2, 1999, which Exhibit is incorporated herein by this reference.

            Exhibit 2.3 Agreement and Plan of Merger, dated as of October 20, 1999, among Nutrition For Life International, Inc., Advanced Nutraceuticals, Inc., NL Acquisition Company, Gregory Pusey and Barry C. Loder, filed as an Exhibit to the Report on Form 8-K, filed on December 2, 1999, which Exhibit is incorporated herein by this reference.

            Exhibit 2.4 Agreement and Plan of Merger, dated as of October 25, 1999, among Nutrition For Life International, Inc., Advanced Nutraceuticals, Inc., AC Acquisition Company, Allan I. Sirkin and Neil Sirkin (the "Ash Merger Agreement"), filed as an Exhibit to the Report on Form 8-K, filed on December 15, 1999, which Exhibit is incorporated herein by this reference.

          Exhibit 2.5 Amendment to Agreement and Plan of Merger, dated November 24, 1999, to the Ash Merger Agreement, filed as an Exhibit to the Report on Form 8-K, filed on December 15, 1999, which Exhibit is incorporated herein by this reference.

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

          Exhibit 4.1 Specimen Certificate of Nutrition for Life International, Inc.'s Common Stock*

          Exhibit 4.2   Specimen Warrant*

          Exhibit 4.3   Warrant Agreement with Corporate Stock Transfer, Inc.*

          Exhibit 4.4 Statement Establishing a Series of Shares (Series A Preferred Stock), filed as an Exhibit to the Report on Form 8-K, filed on December 2, 1999, which Exhibit is incorporated herein by this reference.

          Exhibit 10.1 1993 Stock Option Plan, filed as an Exhibit to the Registration Statement on Form S-4 (file no. 33-70312), which Exhibit is incorporated herein by this reference*

          Exhibit 10.2  1995 Stock Option Plan, as amended

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

          Exhibit 10.7 Employment Agreement dated May 10, 1995, between Nutrition for Life International, Inc. and David P. Bertrand*

          Exhibit 10.8 Employment Agreement dated May 10, 1995, between Nutrition for Life International, Inc. and Jana B. Mitcham*

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

          Exhibit 10.21 Employment Agreement, effective October 1, 1996, between Nutrition For Life International, Inc. and Jana B. Mitcham, filed as an Exhibit to the Report on Form 10-KSB for the fiscal year ended September 30, 1996 of the Registrant which Exhibit is incorporated herein by this reference.

          Exhibit 10.22 Agreement, effective October 24, 1997, among K. T. Corp., Kevin Trudeau and Registrant, filed as an Exhibit to the Report on Form 10-K for the fiscal year ended September 30, 1997 of the Registrant which
                           Exhibit is incorporated herein by this reference.

          Exhibit 10.23 Agreement, dated August 19, 1998, among the Registrant, Kevin Trudeau and K. T. Corp., filed as an Exhibit to the Report on Form 8-K, which Exhibit is incorporated herein by this reference.

          Exhibit 10.23.1 Settlement Agreement and Release, dated October 27, 1998, among the Registrant, Kevin Trudeau and K. T. Corp., filed as an Exhibit to the Report Form 10-K for the fiscal year ended September 30, 1998, which
                           Exhibit is incorporated herein by this reference.

          Exhibit 10.24 Settlement and Release Agreement, dated October 30, 1998, among the Registrant, Distributor Services, L.L.C., Tru-Vantage International, L.L.C., Maximum Impact, L.L.C. and Nightingale-Conant Corporation, filed as an Exhibit to the Report on Form 8-K, which
                           Exhibit is incorporated herein by this reference.

          Exhibit 10.25 Agreement, dated October 30, 1998, between Distributor Services, L.L.C. and the Registrant, filed as an Exhibit to the Report on Form 8-K, which
                           Exhibit is incorporated herein by this reference.

          Exhibit 10.26 Earnout Agreement, dated November 17, 1999, between Pailla M. Reddy and Nutrition For Life International, Inc., filed as an Exhibit to the Report on Form 8-K, filed on December 2, 1999, which Exhibit is incorporated herein by this reference.

          Exhibit 10.26(a) Letter of agreement dated January 10, 2000, to
                           Earnout Agreement between Pailla M. Reddy and Nutrition For Life International, Inc.

          Exhibit 10.27 Earnout Agreement, dated November 30, 1999, among Nutrition For Life International, Inc. and the former shareholders of Ash Corp. filed as an Exhibit to the Report on Form 8-K, filed on December 15, 1999, which
                           Exhibit is incorporated herein by this reference.

          Exhibit 10.28 Employment Agreement, effective November 1, 1999, between Nutrition For Life International, Inc. and David P. Bertrand.

          Exhibit 10.29 Employment Agreement, effective November 1, 1999, between Nutrition For Life International, Inc. and Jana B. Mitcham.

          Exhibit 10.30 Employment Agreement, effective November 17, 1999, between Nutrition For Life International, Inc. and Gregory Pusey.

          Exhibit 10.31 Employment Agreement, effective November 17, 1999, between Nutrition For Life International, Inc. and Barry C. Loder.

          Exhibit 10.32 Employment Agreement, dated November 17, 1999, between Bactolac Pharmaceutical Inc. and Pailla Reddy.

          Exhibit 10.33 Employment Agreement, dated November 30, 1999, between Bactolac Pharmaceutical Inc. and Allan I. Sirkin.

          Exhibit 10.34 Employment Agreement, dated November 30, 1999, between Bactolac Pharmaceutical Inc. and Neil Sirkin.

          Exhibit 10.35 Non-Competition Agreement, dated November 17, 1999, among Gregory Pusey, Nutrition For Life International, Inc. and NL Acquisition Company.

          Exhibit 10.36 Non-Competition Agreement, dated November 17, 1999, among Barry C. Loder, Nutrition For Life International, Inc. and NL Acquisition Company.

          Exhibit 10.37 Non-Competition Agreement, dated November 17, 1999, among Pailla M. Reddy, Nutrition For Life International, Inc. and Bactolac Pharmaceutical Inc.

          Exhibit 10.38 Non-Competition Agreement, dated November 30, 1999, between Bactolac Pharmaceutical Inc. and Allan I. Sirkin.

          Exhibit 10.39 Non-Competition Agreement, dated November 30, 1999, between Bactolac Pharmaceutical Inc. and Neil Sirkin.

          Exhibit 10.40 Subordinated Promissory Note, dated November 17, 1999, in the principal amount of $2,500,000 made by Nutrition For Life International, Inc., payable to Pailla Reddy.

          Exhibit 10.41 Subordinated Promissory Note, dated November 17, 1999, in the principal amount of $450,000 made by Bactolac Pharmaceutical Inc., payable to Pailla Reddy.

          Exhibit 10.42 Subordinated Promissory Note, dated December 1, 1999, in the principal amount of $155,000 payable by Nutrition For Life International, Inc., to Neil Sirkin.

          Exhibit 10.43 Subordinated Promissory Note, dated December 1, 1999, in the principal amount of $345,000 payable by Nutrition For Life International, Inc., to Allan I. Sirkin.

          Exhibit 10.44 Lock-Up Agreement, dated November 30, 1999, between Allan I. Sirkin and Nutrition For Life International, Inc.

          Exhibit 10.45 Lock-Up Agreement, dated November 30, 1999, between Neil Sirkin and Nutrition For Life International, Inc.

          Exhibit 10.46 Lock-Up Agreement, dated November 17, 1999, between Gregory Pusey and Nutrition For Life International, Inc.

          Exhibit 10.47 Lock-Up Agreement, dated November 17, 1999, between Barry C. Loder and Nutrition For Life International, Inc.

          Exhibit 10.48 Lock-Up Agreement, dated November 17, 1999, between Pailla Reddy and Nutrition For Life International, Inc.

          Exhibit 10.49 Loan and Security Agreement among General Electric Capital Corporation, Nutrition For Life International, Inc., Ash Corp., Bactolac Pharmaceutical Inc. and NL Acquisition Company.

          Exhibit 10.50 First Amendment to Loan and Agreement among General Electric Capital Corporation, Nutrition For Life International, Inc., Ash Corp., Bactolac Pharmaceutical Inc. and NL Acquisition Company.

          Exhibit 21      Subsidiaries of the Company.

          Exhibit 23.1    Consent of BDO Seidman, LLP.

          Exhibit 23.2    Consent of Grant Thornton LLP.

          Exhibit 27      Financial Data Schedule Summary.

     * These exhibits were previously filed as exhibits to the Company's Registration Statement on Form SB-2 (File No. 33-92274), and are incorporated herein by reference.


          (b)   Reports on Form 8-K

          A Report on Form 8-K was filed during the fourth quarter of fiscal 1999 reporting a change in the certifying accountant, effective September 16, 1999.

          (c)   Exhibits

                (a)(3)above

          (d)   Financial Statement Schedules

                See Item 8 above.

                                  SIGNATURES


  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NUTRITION FOR LIFE INTERNATIONAL, INC.
                                    (Registrant)



  Date:  January 12, 2000        By:/s/ David P. Bertrand
                                    -----------------------------------------
                                    David P. Bertrand, President and Chief
                                    Executive Officer

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  Date:    January 12, 2000         /s/ David P. Bertrand
                                    -----------------------------------------
                                    David P. Bertrand, President and Chief
                                    Executive Officer and Director



  Date:    January 12, 2000         /s/ Jana B. Mitcham
                                    -----------------------------------------
                                    Jana B. Mitcham, Executive Vice President,
                                    Secretary, and Director


  Date:    January 12, 2000         /s/ David O. Rodrigue
                                    -----------------------------------------
                                    David O. Rodrigue, Vice President and Chief
                                    Financial Officer


  Date:    January 12, 2000          /s/ John R. Brown, Jr.
                                     ----------------------------------------
                                    John R. Brown, Jr., Vice President,
                                    Assistant Secretary and Treasurer


  Date:    January 12, 2000         /s/ F. Wayne Ballenger
                                    -----------------------------------------
                                    F. Wayne Ballenger, Director


  Date:    January 12, 2000         /s/ Gregory Pusey
                                    -----------------------------------------
                                    Gregory Pusey, Chairman of the Board of
                                    Directors and Director