Form 10-K/A
period 1999-09-30
NUTRITION FOR LIFE INTERNATIONAL INC
filed 2000-01-28
CIK 913614

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A


 X   Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
---  Act of 1934 (Fee Required) for the Fiscal Year Ended September 30, 1999

     Transition Report Pursuant to Section 13 or 15(d) of The Securities
---  Exchange Act of 1934 for the Transition Period from          to
                                                         --------    --------

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

Date: January 28, 2000                By:  /s/  John R. Brown, Jr.
                                           ---------------------------------
                                           John R. Brown, Jr.,
                                           Vice President-Finance

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors
---------

     The following persons serve as members of the Board of Directors of Nutrition For Life International, Inc. (the "Company"):

     F. Wayne Ballenger, age 53, has served as President of First Commercial Capital since 1995. He has also served as President of Puncture Guard LLC since December 1994. From March 1992 to December 1994, he served as director of sales and marketing for Petrolon, Inc., a multi-level marketing organization. Immediately prior thereto, he served as a vice president of Southwest Bank of Texas with commercial lending responsibilities. Mr. Ballenger received a B.B.A. degree from the University of the South in 1968. Mr. Ballenger became a director of the Company in November 1995.

     David P. Bertrand, age 56, has served as President of the Company and its predecessors since 1984. Mr. Bertrand received a B.S. degree in education in 1966 and a Master of Education degree in administration and supervision in 1969, both from McNeese State University in Lake Charles, Louisiana. Mr. Bertrand is the brother-in-law of Jana B. Mitcham.

     M. F. Florence, age 62, has served as President of Sherfam Inc. since 1989. Sherfam Inc. is a holding company, principally of pharmaceutical companies and is the parent of Shermfin Corp., which is a principal shareholder of the Company. From 1958 to 1989, Mr. Florence was associated with the firm of Wm. Eisenberg & Co., a firm of Chartered Accountants in Canada. He served as a partner of the firm from 1964 to 1989. Mr. Florence received a Bachelor of Commerce degree from the University of Toronto. He is the recipient of a Chartered Accountants degree from the Institute of Chartered Accountants of Ontario. Mr. Florence is President of Citadel Gold Mines, Inc. Mr. Florence is also a Director of Barr Laboratories, Inc., a publicly held corporation whose common shares are listed on the New York Stock Exchange. Mr. Florence has served as a director of the Company since 1994.

     Jana B. Mitcham, age 51, has served as Executive Vice President, Secretary and Director of the Company and its predecessors since 1984. Ms. Mitcham received a B.A. degree in 1974 in special education from McNeese State University and undertook graduate work in special education at the Korean Extension of the University of Maryland. Ms. Mitcham is a Fellow with Boston Bio-Science Research Foundation and a member of the Board of Directors of the Multi-Level Marketing International Association. Ms. Mitcham is the sister-in-law of David P. Bertrand.

     Gregory Pusey, age 47, has served as Chairman of the Board of Directors of the Company since November 1999. Mr. Pusey served as an officer and director of Advanced Nutraceuticals, Inc. since December 1997. He served both as President of Livingston Capital, Ltd. and President of the general partner of Graystone Capital, Ltd., venture capital firms, from 1987 to 1999. From June 1994 to August 1998, he served as a director and consultant to the

Company. Since 1988, Mr. Pusey has been the President and a director of Cambridge Holdings, Ltd., a publicly held real estate development firm. Mr. Pusey graduated summa cum laude from Boston College with a B.S. degree in finance in 1974.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Based solely on the Company's review of copies of Section 16(a) reports filed by officers, directors and greater than 10% shareholders with the Securities and Exchange Commission, which have been received by the Company and written representations from these persons that no other reports were required for those persons, the Company believes that all filing requirements applicable to those persons were complied with for the fiscal year ended September 30, 1999, except that each person who was an officer or director during the fiscal year ended September 30, 1999 failed to file on a timely basis a report on Form 5 reporting a stock option grant.

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

     John R. Brown, Jr., age 62, became Vice President-Finance of the Company in September, 1996, and had previously served the Company on a part-time basis commencing in December 1995. From April, 1989 until he joined the Company, Mr. Brown was a management consultant performing merger and acquisition services, systems analyses, financial reporting assistance, and other services for both publicly and privately held companies. From June, 1987 to March, 1989 he was Vice President-Finance & Administration for Environmental Protective Industries, Inc., an environmental services organization. Mr. Brown is a Certified Public Accountant and has over 20 years experience in public accounting with both national and local firms. Mr. Brown received a B.S. degree in mechanical engineering from Stanford University and an M.B.A. degree from the University of Texas at Austin.

     Barry C. Loder, age 41, became Vice President of Corporate Development of the Company in November 1999. Mr. Loder served as an officer and director of Advanced Nutraceuticals, Inc. from September 1997 to November 1999. Since January 1998, he has served as President of BCL Partners, Inc., a firm specializing in mergers and acquisitions. From March 1995 to January 1998, Mr. Loder served as Chief Financial Officer and later also as Chief Operating Officer of the Company. From October 1993 through March 1995, Mr. Loder was a financial consultant, performing corporate finance, merger and acquisition and other financing activities. Mr. Loder was the Manager of Mergers and Acquisitions for Allwaste, Inc. from 1992 to 1994. Mr. Loder was co-founder of Republic Waste Industries and served as Senior Vice President of Finance during 1990 and 1991. Mr. Loder has a Masters Degree in business administration from Houston Baptist University, a B.A. in accounting from Walsh University and is a Certified Public Accountant.

     David O. Rodrigue, age 51, became Vice President and Chief Financial Officer of the Company in January, 1998. From 1993 until he joined the Company, Mr. Rodrigue served as Vice President-Finance and Chief Financial Officer of Positron Corporation, a publicly-held company engaged in medical imaging. From 1989 to 1993, he functioned as a consultative chief financial officer to several privately-held companies. Mr. Rodrigue is a Certified Public Accountant and was previously employed by Coopers & Lybrand. He received B.S. and M.B.A. degrees from Louisiana State University.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid by the Company to the Chief Executive Officer and each of the five other executive officers of the Company (the "named executive officers") during the fiscal years ended September 30, 1997, 1998 and 1999.

Summary Compensation Table
--------------------------

                                      ANNUAL COMPENSATION                         AWARDS                       PAYOUTS
                                      -------------------                         ------                       -------
                             Year    Salary       Bonus         Other
                                       ($)                      Annual                                                  All other
  Name and Principal                                           Compen-     Restricted       Options          LTIP        Compen-
      Position                                                  sation       Stock           /SARs          Payouts      sation
                                                                             Awards
David P. Bertrand            1997     412,434            0             0             0        40,200           0          6,485
Chief Executive              1998     363,969            0             0             0        20,000           0          6,744
Officer                      1999     318,269            0             0             0        25,000           0          6,744

Jana B. Mitcham              1997     387,793            0             0             0        37,800           0          4,985
Executive Vice               1998     342,172            0             0             0        20,000           0          5,184
President                    1999     298,378            0             0             0        25,000           0          5,184

Barry C. Loder(2)            1997     161,243            0             0             0        55,000           0              0
Vice President and Chief     1998      64,762            0             0             0             0           0              0
Financial Officer            1999           0            0             0             0             0           0              0

Ronnie D. Meaux(3)           1997      87,101        6,000             0        12,250             0           0          2,619
Vice President,              1998      87,739            0             0             0             0           0              0
Treasurer and                1999           0            0             0             0             0           0              0
Assistant Secretary

John R. Brown, Jr.(4)        1997      76,357            0             0             0             0           0              0
Vice President-Finance       1998      88,628        7,500             0             0             0           0              0
                             1999      96,067            0             0             0        10,000           0              0

David O. Rodrigue(5)         1997           0            0             0             0             0           0              0
Vice President and           1998      74,431            0             0             0        25,000           0              0
Chief Financial Officer      1999     117,760            0             0             0        15,000           0              0

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

     (2) Mr. Loder joined the Company as Vice President and Chief Financial Officer in March 1995, and became Chief Operating Officer in April 1997. He resigned in January 1998. Mr. Loder rejoined the Company as Vice President of Corporate Development in November 1999.

     (3) Mr. Meaux resigned his position with the Company in February 1998.

     (4) Mr. Brown commenced work with the Company on a part-time basis in December 1995 and became a full-time employee and officer of the Company in September 1996.

     (5) Mr. Rodrigue joined the Company in January 1998.

Employment Agreements
---------------------

     Effective October 1, 1996, the Company entered into employment agreements with Mr. Bertrand and Ms. Mitcham. The terms of these agreements are essentially identical, except that Mr. Bertrand's annual salary is $400,000 and Ms. Mitcham's annual salary is $376,000. Mr. Bertrand and Ms. Mitcham are each also entitled to a bonus if the Company has pre-tax annual income between $3 million and $20 million. Each is entitled to receive 5% of any annual pre-tax income between $3 million and $5 million; four percent of the annual pre-tax income between $5 million and $10 million; and three percent of the annual pre-tax income between $10 million and $20 million. The term of each agreement is three years. Each of the agreements may be earlier terminated upon mutual agreement, death, disability or conviction of the officer, or a material breach of the agreement by the officer. In March 1998 each of Mr. Bertrand and Ms. Mitcham agreed to a 25% reduction in their annual salaries.

     Effective November 1, 1999, the Company entered into new employment agreements with Mr. Bertrand and Ms. Mitcham. The terms of these agreements are essentially identical, except that Mr. Bertrand's annual salary is $300,000 and Ms. Mitcham's annual salary is $282,000. Mr. Bertrand and Ms. Mitcham are each also entitled to a bonus based on the same formula as in their prior employment agreements. The term of each agreement is one year and will automatically renew for two successive periods of one year each unless notice is given by either party more than 30 days prior to the expiration of the applicable yearly period. Each of the agreements may be earlier terminated upon mutual agreement, death, disability or conviction of the officer, or a material breach of the agreement by the officer.

Option Grants in Fiscal Year Ended September 30, 1999
-----------------------------------------------------

     The following table sets forth information with respect to stock option grants to the named executive officers during the fiscal year ended September 30, 1999:

                                                                                   Potential Realizable Value at
                                                                                      Assumed Annual Rates of
                                Individual Grants                                     Stock Price Appreciation
                                                                                          For Option Term

                        Number of       Percent of
                       Securities          Total      Exercise or
Name                   underlying        options/      base price     Expiration             5% ($)       10% ($)
                      Options/SARs     SARs granted      ($/Sh)          date
                       granted (#)     to employees
                                         in fiscal
                                           year
David P.                 25,000             13            3.00           02/08               47,167       119,531
 Bertrand
Jana B.                  25,000             13            3.00           02/08               47,167       119,531
Mitcham
Barry C. Loder                0              0                               0                    0             0
Ronnie D. Meaux               0              0               0               0                    0             0
John R. Brown,           10,000              5            3.00           02/08               18,867        47,812
Jr.
David O.                 15,000              8            3.00           02/08               28,300        71,718
Rodrigue

Option Exercises and Year-End Values
------------------------------------

     The following table shows option exercises by the named executive officers during the fiscal year ended September 30, 1999 and the number and value of unexercised options at September 30, 1999.

                                                                                              Value of
                          Number of                              Number of                   Unexercised
                        Shares Under-         Value         Unexercised Options             In-the-Money
                        Lying Options       Realized          At Year End (#)                Options at
                        Exercised (#)          ($)              Exercisable/                Year End ($)
        Name            -------------       --------          Unexercisable                Exercisable/
        ----                                                -------------------           Unexercisable(1)
                                                                                          ----------------
David P. Bertrand             0                 0              127,200/38,400                   43,398/0
Jana B. Mitcham               0                 0              120,800/37,600                   45,774/0
Barry C. Loder                0                 0                   0/0                           0/0
Ronnie D. Meaux               0                 0                   0/0                           0/0
John R. Brown, Jr.            0                 0              10,000/10,000                      0/0

David O. Rodrigue                     0              0                8,334/31,666                    0/0

____________________
(1) Based on the price of the Common Stock of $2.44 on September 30, 1999 as reported by The Nasdaq Stock Market.

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

     In March 1998, after consultation with the Committee, Mr. Bertrand and Ms. Mitcham agreed to a 25% reduction in their annual salaries. Concurrent with the salary reductions, the Company granted to each of Mr. Bertrand and Ms. Mitcham stock options to purchase up to 20,000 shares of the Company's Common Stock at $5.13 per share, the closing trading price of the Common Stock on the date of the grant. In December 1998, the Company granted to each of Mr. Bertrand and Ms. Mitcham options to purchase up to 25,000 shares of the Company's common stock at $3.00 per share, the closing trading price of the common stock on the date of the grant. The options become exercisable in one-third annual installments commencing in December 1999. The Committee recommended these actions in furtherance of its objectives of linking compensation with Company performance and providing incentive for key executives.

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

     In January 1998, David O. Rodrigue joined the Company as Vice President and Chief Financial Officer. Mr. Rodrigue's annual salary is $105,000 and he is entitled to receive bonuses as determined by the Company. Mr. Rodrigue was granted options at the inception of his employment to purchase up to 25,000 shares of the Common Stock at $5.75 per share, the then closing trading price of the Common Stock. The options are exercisable in one-third annual installments commencing January 1999. In December 1998, the Company granted to Mr. Rodrigue options to purchase up to 15,000 shares of the common stock at $3.00 per share, the then closing trading price of the common stock. The options are exercisable in one-third annual installments commencing December 1999. The Committee believes that the compensation package for Mr. Rodrigue is reasonable in relation to industry standards and for companies comparable in size and in the Company's geographic area. The Committee also believes that the compensation program for Mr. Rodrigue has accomplished the objective of linking shareholder and financial performance to Mr. Rodrigue's total compensation.

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

    The Committee periodically reviews the performance of other executive officers to determine whether bonuses should be paid to those persons. The Committee has not established specific performance measures for determining the award of bonuses. The Committee believes that bonuses should be provided to reward key employees based on Company and individual performance and to provide competitive cash compensation opportunities to the Company's executives. However, based primarily on the Company's financial results in the fiscal year ended September 30, 1999, no bonuses were paid to any executive officers.

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

    In making grants during the fiscal year ended September 30, 1999, the Committee also considered the number of outstanding options previously granted to each officer. Due to the decline in the Company's stock price during the year, all of the options granted to executive officers of the Company in fiscal 1999 were "out-of-the-money" at the fiscal year end of September 30, 1999. The Committee believes that its awards were consistent with the Company's compensation philosophy to increase the emphasis placed on long-term incentives and to be competitive in its total compensation program.

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

    In November 1995, the Board of Directors of the Company adopted the 1995 Non-Discretionary Stock Option Plan for directors of the Company who are not eligible to participate in the other Plans (the "Non-Discretionary Plan.") The Non-Discretionary Plan provides that the Company grant options to purchase 5,000 shares of the Company's Common Stock to each eligible director on the date of adoption of the Non-Discretionary Plan (November 28, 1995), to each person who thereafter becomes a director of the Company and, as of December 1 of each year (commencing in 1996), options to purchase an additional 5,000 shares of Common Stock will be granted to each eligible director. The exercise price of the options is the fair market value of the Common Stock on the date the options are granted. The options are exercisable in full as of the date of grant. The shares acquired upon exercise of these options cannot be sold for six months following the date of grant. During the fiscal year ended September 30, 1999, the Company granted options to purchase 5,000 shares of Common Stock at a price of $2.38 per share to each of F. Wayne Ballenger, M.F. Florence and Richard S. Kashenberg. Mr. Kashenberg resigned as a director of the Company in October 1999 and currently serves as a consultant to the Company. Each option granted pursuant to the Non-Discretionary Plan will expire five years from the date of grant, except that an option will expire, if not exercised, 30 days after the optionee ceases to be a director of the Company.

    Options granted pursuant to the Non-Discretionary Plan will not qualify for the special tax benefits given to incentive stock options under Section 422 of the Code. Accordingly, all of the stock options granted pursuant to the Non-Discretionary Plan may be deemed to be non-statutory stock options. The options are generally non-transferable. In October 1999 the Board of Directors of the Company terminated the Non-Discretionary Plan.

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


Total Return Analysis
                                7/10/95      9/29/95      9/30/96      9/30/97      9/30/98      9/30/99
-----------------------------------------------------------------------------------------------------------
Nutrition for Life              $     100    $  304.29    $   506.40   $   277.08   $   104.93   $    85.26
-----------------------------------------------------------------------------------------------------------
Peer Group                      $     100    $  332.96    $   414.28   $   404.00   $   218.69   $   298.48
-----------------------------------------------------------------------------------------------------------
Nasdaq Composite (US)           $     100    $  106.85    $   125.63   $   172.60   $   173.43   $   282.07
-----------------------------------------------------------------------------------------------------------
Source:  Carl Thompson Associates www.ctasaline.com (800) 959-9677.  Data from Bloomberg Financial Markets.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of January 20, 2000, the ownership of the Company's Common Stock held by: (i) each person who owns of record or who is known by the Company to own beneficially more than 5% of such stock, (ii) each of the directors of the Company, (iii) each of the current executive officers of the Company and (iv) all of the Company's directors and executive officers as a group. The number of shares and the percentage of the class beneficially owned by the persons named in the table and by all directors and executive officers as a group, includes, in addition to shares actually issued and outstanding, unissued shares which are subject to issuance upon exercise of options or warrants.



   Beneficial Owner             Number of Shares Owned      Percentage of Ownership
   ----------------             ----------------------      -----------------------
   Apotex Foundation                    650,000(1)                   11.2
   150 Signet Dr.
   Weston, Ontario, Canada
   9ML 1T9

   Bernard Sherman                    1,215,390(1)                   20.9
   150 Signet Dr.
   Weston, Ontario, Canada
   9ML 1T9

   Shermfin Corp.                       565,390(1)                    9.7
   150 Signet Dr.
   Weston, Ontario, Canada
   9ML 1T9

   M.F. Florence                        585,390(1)(2)                10.1
   150 Signet Dr.
   Weston, Ontario, Canada
   9ML 1T9

   Jana B. Mitcham                      421,904(3)                    7.1
   10618 Great Plains
   Houston, TX  77064

   David P. Bertrand                    333,692(4)                    5.6
   10622 Great Plains
   Houston, TX  77064



   Beneficial Owner             Number of Shares Owned      Percentage of Ownership
   ----------------             ----------------------      -----------------------
   F. Wayne Ballenger                   20,000(5)                      .3
   3134 Meadway Drive
   Houston, TX  77082

   Gregory Pusey                       140,779(6)                     2.4
   1722 Buffehr Creek Road
   Vail, CO  81657

   John R. Brown, Jr.                   25,000(7)                      .4
   2534 Pomeran
   Houston, TX  77080

   David O. Rodrigue                    40,000(8)                      .7
   17810 Cypress Spring Dr.
   Spring, TX  77388

   Barry C. Loder                          ---(9)
   9101 Jameel Street
   Houston, TX  77040

   All Officers and Directors as     1,566,765                       25.1
   a Group (8 Persons)

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

(2) Includes options to acquire (i) options to acquire 5,000 shares of Common Stock at $19.75 per share, (ii) options to acquire 5,000 shares of Common Stock at $12.38 per share, (iii) options to acquire 5,000 shares of Common Stock at $7.00 per share and (iv) options to acquire 5,000 shares of Common Stock at $2.38 per share. Does not include options to acquire 7,658 shares at $2.125 per share which become exercisable in one-third annual installments commencing in October 2000 and options to acquire 15,000 shares at

     $2.84 per share which become exercisable in one-third annual installments commencing in December 2000.

(3) Includes Warrants to purchase 5,000 shares of Common Stock at $3.75 per share and options to acquire (i) 16,800 shares of Common Stock at $1.875 per share, (ii) 16,800 shares of Common Stock at $2.25 per share, (iii) 37,800 shares of Common Stock at $13.00 per share, (iv) 25,000 shares of Common Stock at $3.00 per share, of which options to acquire 8,333 shares become exercisable in each of December 2000 and December 2001 and (v) 20,000 shares of Common Stock at $5.13 per share. Also includes 11,554 shares of Common Stock owned by her daughter, 9,000 shares of Common Stock owned by her husband, and options held by her husband to acquire 3,600 shares of Common Stock at $13.00 per share, of which options to acquire 1,200 shares become exercisable in each of December 2000 and December 2001. Does not include options to acquire 53,604 shares at $2.125 per share which become exercisable in one-third annual installments commencing in October 2000 and options to acquire 50,000 shares at $2.84 per share which become exercisable in one-third annual installments commencing in December 2000. Also does not include options held by her husband to acquire 6,126 shares of Common Stock at $2.125 per share which become exercisable in one-third annual installments commencing in October 2000 and options to acquire 20,000 shares at $2.84 per share which become exercisable in one-third annual installments commencing in December 2000.

(4) Includes options to acquire (i) 19,200 shares of Common Stock at $1.875 per share, (ii) 19,200 shares of Common Stock at $2.25 per share, (iii) 40,200 shares of Common Stock at $13.00 per share, (iv) 25,000 shares of Common Stock at $3.00 per share, of which options to acquire 8,333 shares become exercisable in each of December 2000 and December 2001and (v) 20,000 shares of Common Stock at $5.13 per share. Also includes options held by his wife to acquire 3,600 shares of Common Stock at $13.00 per share, of which options to acquire 1,200 shares become exercisable in each of November 2000 and November 2001. Does not include options to acquire 53,604 shares at $2.125 per share which become exercisable in one-third annual installments commencing in October 2000 and options to acquire 75,000 shares at $2.84 per share which become exercisable in one-third annual installments commencing in December 2000. Also does not include options held by his wife to acquire 6,126 shares of Common Stock at $2.125 per share which become exercisable in one-third annual installments commencing in October 2000 and options to acquire 20,000 shares at $2.84 per share which become exercisable in one-third annual installments commencing in December 2000.

(5) Includes options to acquire (i) 5,000 shares of Common Stock at $19.75 per share; (ii) 5,000 shares of Common Stock at $12.38 per share, (iii) 5,000 shares of Common Stock at $7.00 per share and (iv) 5,000 shares of Common Stock at $2.38 per share. Does not include options to acquire 25,000 shares at $2.85 per share which become exercisable in one-third annual installments commencing in December 2000.

(6) Includes 14,430 shares held by his wife, individually and as custodian for their minor children, 5,880 shares held by a corporation in which he is a principal shareholder and warrants to purchase 15,000 shares of Common Stock at $3.75 per share. Does not include options to acquire 75,000 shares of Common Stock at $2.84 per share which become exercisable in one-third annual installments commencing in December 2000. Also does not include 239,171 shares of Common Stock which will be acquired by him and members of his family if the Company's shareholders approve conversion of the Company's outstanding Series A Preferred Stock.

(7) Includes options to acquire (i) 10,000 shares of Common Stock at $11.50 per share and (ii) 10,000 shares of Common Stock at $3.00 per share, of which options to acquire 3,333 shares become exercisable in each of December 2000 and December 2001. Does not include options to acquire 22,000 shares at $2.84 per share, which become exercisable in one-third annual installments commencing in December 2000.

(8) Includes options to acquire (i) 25,000 shares of Common Stock at $5.75 per share, of which options to acquire 8,333 shares become exercisable in January 2001 and (ii) options to acquire 15,000 shares at $3.00 per share of which options to acquire 5,000 shares become exercisable in one-third annual installments commencing in each of December 2000 and December 2001. Does not include options to acquire 35,000 shares at $2.84 per share which become exercisable in one-third annual installments commencing in December 2000.

(9) Does not include 207,547 shares of Common Stock which will be acquired by him if the Company's shareholders approve conversion of the Company's outstanding Series A Preferred Stock. Also does not include options to acquire 50,000 shares of Common Stock at $2.84 per share which become exercisable in one-third annual installments commencing in December 2000.

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

    NION Laboratories, which was a subsidiary of Shermfin Corp. until June 1995, has been a key supplier to the Company of nutritional supplements and other consumer-related products. The Company purchased from NION approximately $494,000, $4,190,000 of goods during the fiscal years ended September 30, 1998, and 1997, respectively. No goods were purchased during the fiscal year ended September 30, 1999. Richard S. Kashenberg, a director of the Company until October 1999, served as the chief executive officer of NION until December 31, 1996 and as a consultant to NION through October 31, 1997. The Company believes that the terms it has obtained from NION are at least as favorable as could have been obtained from third parties.

    During 1998 and 1999, respectively, the Company purchased approximately 41,000 and 32,000 copies of a book entitled Making A Difference While You're Making A Living, written by the Company's President, David P. Bertrand, and Mr. Bertrand's son, J. Mark Bertrand, who is also an employee of the Company. The cost to the Company was $5 per book. New Paradigm Publishing, a company established by J. Mark Bertrand, published the book. The Company sold approximately 10,000 and 3,000 copies of the book during 1999 and 1998, respectively, at an average selling price of approximately $10.95 per copy. The book has been placed in the Company's product catalog at per copy prices ranging from $8.95 to $12.95, based upon quantity ordered, and in 1999 approximately 35,000 of the books were part of the materials provided to new distributors in the Company's starter kits. Additionally, in September 1998, approximately 19,000 copies of the book were shipped to distributors as part of the Company's Business Training System program for that month. New Paradigm Publishing has agreed to accept the return of any books ordered, but not sold by the Company, and to refund to the Company the $5 per book purchase price for any copies returned to it by the Company.