Form 10-Q
period 1999-12-31
NUTRITION FOR LIFE INTERNATIONAL INC
filed 2000-02-22
CIK 913614

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999

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

                               Yes  [X]    No  [_]

      As of February 12, 2000 there were 5,808,595 shares of common stock,
                    $0.01 par value per share, outstanding.

NUTRITION FOR LIFE INTERNATIONAL, INC.
Index

                         PART 1 - Financial Information

                                                                            Page

     Item 1.  Financial Statements

              Nutrition For Life International, Inc.

              Consolidated Balance Sheets                                      3
                 December 31, 1999 and September 30, 1999

              Consolidated Statements of Operations and Comprehensive
                 Income (Loss) For the Three Months Ended
                 December 31, 1999 and 1998                                   4

              Condensed Consolidated Statements of Cash Flows
                 For the Three Months Ended December 31, 1999 and 1998        5

              Notes to Consolidated Financial Statements                      6

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          8

                          PART II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K                               10

     Signatures                                                              11

                     NUTRITION FOR LIFE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                                       1999           September 30,
                                                                    (Unaudited)           1999
                                                                   --------------     -------------
               Assets
  Current assets:
     Cash and cash equivalents                                   $      611,554    $    1,395,310
     Restricted cash                                                    594,517           585,866
     Marketable securities                                                  --            996,942
     Receivables, net                                                 4,395,151           362,315
     Inventories                                                     11,468,125         8,434,220
     Deferred tax asset, net                                          1,664,000         1,647,000
     Prepaid expenses and other assets                                1,086,743         1,062,513
                                                                  --------------    --------------
         Total current assets                                        19,820,090        14,484,166
  Property and equipment, net                                        15,518,692         6,038,186
  Audio production rights                                               855,555           972,222
  Goodwill                                                           10,069,105               --
  Other assets                                                          884,017           746,246
                                                                  --------------    --------------
                                                                 $   47,147,459     $  22,240,820
                                                                 ==============     ==============

                      Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                            $    6,675,314    $    2,517,020
     Accrued bonuses and commissions                                  1,334,132         1,384,950
     Deferred income                                                    497,168           826,464
     Accrued expenses and other liabilities                           1,740,065         1,344,001
     Current portion of capital lease obligation                        177,160           177,160
     Current portion of long-term debt                                1,665,097           385,304
                                                                   --------------    --------------
         Total current liabilities                                   12,088,936         6,634,899

  Deferred tax liability                                              3,738,000           778,000
  Long-term portion of capital lease obligation                         128,088           170,994
  Long-term debt                                                     10,933,246           308,725
                                                                  --------------    --------------
         Total liabilities                                           26,888,270         7,892,618
                                                                  --------------    --------------
  Stockholders' equity:
     Series A convertible preferred stock, $.001 par value;
         1,000,000 authorized; 221,127 issued; stated at liquidation
         preference at $28.40 per share                               6,280,000                --
     Common stock; $.01 par value; 20,000,000 shares authorized          58,875            58,875
     Additional paid-in capital                                      11,837,156        11,837,156
     Retained earnings                                                2,612,245         3,110,405
     Accumulated other comprehensive income (loss)                        3,398          (125,749)
                                                                 --------------    --------------
                                                                     20,791,674        14,880,687
     Less: Treasury stock 79,000 shares, at cost                       (532,485)         (532,485)
                                                                 --------------    --------------
         Total stockholders' equity                                  20,259,189        14,348,202
                                                                 --------------    --------------
                                                                 $   47,147,459    $   22,240,820
                                                                 ==============    ==============

          See accompanying notes to consolidated financial statements

                     NUTRITION FOR LIFE INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                                     Three Months
                                                                  Ended December 31,
                                                          -------------------------------
                                                             1999               1998
                                                           --------           --------

Net sales                                                 $16,586,996           $16,991,901
Cost of sales                                              11,476,565            11,020,602
                                                          -----------           -----------
Gross profit                                                5,110,431             5,971,299
Marketing, distribution and administrative expenses         5,618,771             5,613,549
                                                          -----------           -----------
Income (loss) from operations                                (508,340)              357,750
                                                          -----------           -----------
Other income (expense):
 Interest income (expense), net                              (104,201)               10,000
 Foreign exchange income (loss)                               (33,356)              146,906
 Other, net                                                   101,737               180,738
                                                          -----------           -----------
                                                              (35,820)              337,644
                                                          -----------           -----------
Income (loss) before income tax expense                      (544,160)              695,394
Income tax expense (benefit)                                  (46,000)              291,000
                                                          -----------           -----------
Net income (loss)                                            (498,160)              404,394
                                                          -----------           -----------
Other comprehensive (loss):
 Unrealized loss on investments                                45,500                (8,651)
 Foreign currency translation loss                             83,647               (66,543)
                                                          -----------           -----------
                                                              129,147               (75,194)
                                                          -----------           -----------
   Total comprehensive income (loss)                      $  (369,013)          $   329,200
                                                          ===========           ===========
Basic income (loss) per common share                      $     (0.09)          $      0.07
                                                          ===========           ===========
Diluted income (loss) per common share                    $     (0.09)          $      0.07
                                                          ===========           ===========
Weighted average common shares:
 Basic                                                      5,808,595             5,887,595
                                                          ===========           ===========
 Diluted                                                    5,808,595             5,950,747
                                                          ===========           ===========

          See accompanying notes to consolidated financial statements

                     NUTRITION FOR LIFE INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Three Months
                                                            Ended December 31,
                                                        ------------------------
                                                           1999         1998
                                                           ----         ----
Net cash used in operating activities                 $(2,352,561)  $(1,268,988)
Net cash used in investing activities                  (3,374,316)     (144,556)
Net cash provided by (used in) financing activities     4,859,474      (119,956)
Effect of exchange rates                                   83,647       (66,543)
                                                      -----------   -----------
  Net decrease in cash and cash equivalents              (783,756)   (1,600,043)
Cash and cash equivalents at beginning of period        1,395,310     4,404,388
                                                      -----------   -----------
Cash and cash equivalents at end of period            $   611,554   $ 2,804,345
                                                      ===========   ===========




          See accompanying notes to consolidated financial statements

                     NUTRITION FOR LIFE INTERNATIONAL, INC.
                       NOTES FOR CONSOLIDATED STATEMENTS


INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Nutrition For Life International, Inc. (the Company) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 1999, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K. The results of operations for the period ended December 31, 1999 are not necessarily an indication of operating results for the full year.

NOTE 1 - RECENT ACQUISITIONS

On November 17, 1999 the Company finalized the acquisitions of Advanced Nutraceuticals, Inc. ("ANI") and Bactolac Pharmaceutical Inc. ("Bactolac"). The acquisition of ANI was completed through a merger with the Company's wholly owned subsidiary, NL Acquisition Company. The acquisition of Bactolac was completed through a merger with the Company's wholly owned subsidiary, BPI Acquisition Company. In connection with the merger of Bactolac into BPI Acquisition Company, the name of the surviving corporation was changed to Bactolac Pharmaceutical Inc.

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

Bactolac headquartered in Westbury, New York, manufactures nutritional supplements for private labeled customers. The purchase price of the Bactolac acquisition consisted of $2,500,000 in cash, a subordinated promissory note in the principal amount of $2,500,000 and 96,831 shares of Series A Preferred Stock. Additionally, up to 17,606 shares of Series A Preferred Stock may be issued pursuant to an earnout agreement. Bactolac entered into an employment agreement and covenant not to compete agreement with its former owner at the closing on November 17,1999. The Company intends to continue the operations of Bactolac and to use its inventory, machinery and equipment in connection with the manufacture of nutritional supplements.

On December 1, 1999, the Company finalized the acquisition of Ash Corp. ("Ash"). The acquisition of Ash was completed through a merger with the Company's wholly owned subsidiary Bactolac. The purchase price of Ash consisted of $750,000 in cash, a note payable in the amount of $500,000 and 49,296 shares of Series A Preferred Stock. Additionally, up to 105,634 shares of Series A Preferred Stock may be issued pursuant to an earnout agreement. Each one share of Series A Preferred Stock will be automatically converted into 10 shares of the Company's common stock upon approval of the Company's shareholders. The Company intends to continue the operations of Ash and to use its inventory, machinery and equipment in connection with the manufacture of liquid pharmaceutical and nutraceutical products.

Financing for the above acquisitions was provided primarily through a financing arrangement entered into on November 17,1999 with General Electric Capital Corporation ("GECC"). The Company borrowed $2,360,000 from GECC pursuant to a term loan payable in three years, and is subject to limitations based upon eligible accounts. The loan facility is secured by substantially all of the assets of the Company and its subsidiaries. The interest rate on borrowing is 0.5% above the prime rate. There is a fee of 0.25% on the unused portion of the facility and an annual monitoring fee of $10,000. It is required, among other provisions, that the Company maintain as of the end of the fiscal year ending September 30, 1999, a minimum net worth (on a consolidated basis including ASH and BPI) of $18 million and a minimum net worth of $25.5 million at September 30, 2000, and a minimum net worth of $27 million for each fiscal year after September 30, 2000. In addition, the Company is required to maintain a fixed charge coverage ratio of 2.0 to 1.0 through July 1, 2000, and 1.5 to 1.0 at July 2, 2000, and at all times thereafter. The Company is also subject to additional covenants, including filing of reports and significant restrictions on dividend payments, issuance of debt and equity, mergers, changes in business operations and sales of assets.

The acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the acquisition dates. The excess of the purchase price over the fair values of the net assets acquired was approximately $10,129,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

The operating results of these acquired businesses have been included in the consolidated statement of operations and comprehensive income (loss) from their dates of acquisition. On the basis of a proforma consolidation of the results of operations as if the acquisition had taken place on October 1, 1998 consolidated results of operations would have been as follows:

                                    Three Months Ended December 31,
                                    ------------------------------
                                        1999         1998
                                        ----         ----
Net revenue                         $19,719,000   $20,779,000
Net income (loss)                    (1,412,000)     (699,000)
Net income (loss) per share               (0.24)        (0.12)

These proforma results have been prepared for comparative purposes only and include certain adjustments such as additional depreciation expense as a result of a step-up in the basis of fixed assets, additional amortization expense as a result of goodwill and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been in effect on October 1, 1998 and 1999 or of future results of operations of the consolidated entities.

NOTE 2 - SEGMENT INFORMATION

Information regarding the Company's business segments as required by Statements of Financial Accounting Standards No. 131, "Disclosure About Segments of a Business Enterprise", follows below:

                                                         Three Months ended
                                                            December 31,
                                                          (In Thousands)
                                                     ------------------------

                                                         1999         1998

Sales to unaffiliated customers:
 Distribution:
   North America (1)                                    $13,239      $15,707
   United Kingdom (2)                                     1,358        1,102
   Philippines                                              205          183
 Manufacturing                                            1,785           --

Sales or transfers between geographic areas:
 Distribution:
   North America                                             --           --
   United Kingdom                                           394          187
   Philippines                                               43           28
 Manufacturing                                               --           --

Operating profit (loss):
 Distribution:
   North America                                            (360)        641
   United Kingdom                                           (234)       (167)
   Philippines                                              (100)       (116)
 Manufacturing                                               186          --

Identifiable assets:
 Distribution:
   North America                                          37,870      26,771
   United Kingdom                                          2,197       1,460
   Philippines                                               302         907
 Manufacturing(3)                                         16,283          --

(1) Includes the United States, Canada, and Puerto Rico
(2) Includes the United Kingdom, Ireland, and the Netherlands
(3) Excludes goodwill

ITEM 2.

NUTRITION FOR LIFE INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

                                 Introduction

During the quarter ended December 31, 1999, the Company finalized three acquisitions. On November 17, 1999, the Company completed the acquisitions of Advanced Nutraceuticals, Inc. and Bactolac Pharmaceutical Inc. Advanced Nutraceuticals, Inc. was formed to pursue a consolidation and integration program in the nutrition industry. Bactolac Pharmaceutical, Inc. manufactures nutritional supplements for private labeled customers. On December 1, 1999, the Company acquired Ash Corp., a manufacturer of liquid pharmaceutical and nutraceutical products. The operating results of these acquired businesses have been included in the consolidated statement of operations and comprehensive income (loss) from the dates of acquisition. As a result of these acquisitions, the Company's operations now include manufacturing, as well as distribution, of consumer products.

                             Results of Operations

Distribution Operations

Net sales for the three months ended December 31, 1999 decreased by $2,190,371 or 12.9% to $14,801,530 as compared to net sales of $16,991,901 for the three months ended December 31, 1998. At December 31, 1999, the Company had approximately 65,300 distributors compared to approximately 76,500 at December 31, 1998 and 67,000 at September 30, 1999. During the three months ended December 31, 1999 the number of active International distributors increased by approximately 1,500, while active distributors in North America decreased by approximately 3,200. The ability of the Company to increase its number of active distributors and its sales per average number of distributors is material to the future operations and financial condition of the Company. The decrease in net sales is recapped below:

      Decrease in sales due to decreased number of distributors    $(2,577,000)

      Increase in distributor average sales                            387,000
                                                                   -----------
                                                                   $(2,190,000)
                                                                   ===========

The Company's net sales per average number of distributors per month increased from $73 during the three months ended December 31, 1998 to $75 for the three months ended December 31, 1999.

Cost of sales decreased by $821,043 or 12.9% to $10,199,559 for the three months ended December 31, 1999 from $11,020,602 for the three months ended December 31, 1998. Cost of sales as a percentage of net sales increased from 64.9% in the three months ended December 31, 1998 to 68.9% in the three months ended December 31, 1999. Cost of sales, which includes product costs, commissions and bonuses paid to distributors, and shipping costs, is recapped below:

                                                           Three months
                                                              ended
                                                           December 31,
                                                          --------------
                                                          1999      1998
                                                          ----      ----
      Product costs                                       25.5%     25.9%

      Commissions and bonuses paid to distributors        34.1      32.5

      Shipping costs                                       9.3       6.5
                                                          ----      ----
                                                          68.9%     64.9%
                                                          ====      ====

Product costs as a percentage of cost of sales decreased 0.4% primarily as a result of mix of product sales. Commissions and bonuses paid to distributors increased 1.6% as a result of changes in the mix of higher versus lower bonus value products purchased by distributors. Shipping costs increased 2.8% during the three months ended December 31, 1999 primarily because of increased foreign shipping costs which were partially offset by billings for freight and processing fees.

Gross profit as percentage of net sales decreased from 35.1% for the three months ended December 31, 1998 to 31.1% for the three months ended December 31, 1999. Gross profit decreased 22.9% or $1,369,327 from $5,971,299 for the three months ended December 31, 1998 to $4,601,972 for the three months ended December 31, 1999.

Manufacturing Operations

Net sales for the periods from the dates of acquisition to December 31, 1999 were $1,785,466.

Cost of sales for the above periods were $1,277,007. Cost of sales as a percentage of net sales was 71.5%. Included in cost of sales were product costs of 70.4% and shipping costs of 1.1%.

Gross profit as a percentage of net sales for the above periods was 28.5%.

Combined Operations

Marketing, distribution and administrative expenses increased $5,222 or 0.1% from $5,613,549 for the three months ended December 31, 1998 to $5,618,771 for the three months ended December 31, 1999. This change in amount resulted primarily from reductions in professional fees and promotion expenses in distribution being offset by increases in personnel expenses in manufacturing. As a percentage of net sales, marketing, distribution, and administrative expenses increased to 33.9% for the three months ended December 31, 1999 from 33.0% for the three months ended December 31, 1998.

Income (loss) from operations for the three months ended December 31, 1999 decreased $866,091 or 242.1% to an operating loss of $508,342 from operating income of $357,750 for the three months ended December 31, 1998, principally as a result of the decrease in gross profit being greater than the increase in operating expenses as explained above.

Other income (loss) decreased to an other loss of $35,820 for the three months ended December 31, 1999 from other income of $337,644 for the three months ended December 31, 1998. The decrease was primarily the result of a decline in net interest income due to a decrease in interest bearing deposits, an increase in interest incurred from the acquisition financing and less of a foreign exchange gain experienced by the Company's subsidiary in the Philippines.

As the Company is not currently able to recognize any tax benefit from foreign operating losses, income tax expense was accrued based on the taxable income from domestic operations for the three months ended December 31, 1999 and 1998.

Net (loss) was $498,160 for the three months ended December 31, 1999, a decrease of 223.2% compared to a net income of $404,394 for the three months ended December 31, 1998. The increase was the result of the items discussed above.

                         CHANGES IN FINANCIAL CONDITION

The Company had cash and cash equivalents of $611,554 at December 31, 1999 compared to $1,395,310 at September 30, 1999. The cash used in operating activities of $2,352,561 for the three months ended December 31, 1999 was $1,083,573 greater than the cash used in operating activities of $1,268,988 for the three months ended December 31, 1998. Included in the funds used in operating activities for the three months ended December 31, 1999 were significant increases in receivables and inventories and a net reduction in current liabilities. Included in cash used in investing activities for the three months ended December 31, 1999 was approximately $4,100,000 used in acquisitions of subsidiaries. Included in cash provided by financing activities for the three months ended December 31, 1999 was approximately $4,900,000 received from a credit facility used for both the acquisition of the purchased subsidiaries and working capital needs. The Company used approximately $156,000 and $112,000, respectively, to purchase property and equipment during the three months periods ended December 31, 1999 and 1998. The Company had working capital of $7,731,154 at December 31, 1999 compared to $7,849,267 at September 30, 1999. As of December 31, 1999 approximately $2,200,000 of additional borrowing capacity was available to the Company from its credit facility. The Company believes that the cash flow generated from its operations and amounts available under its credit facility should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses for the near term.

Part II Other Information

Item 6.  Exhibits and Reports on Form 8-K
      (b) Reports on Form 8-K


      On December 2, 1999 the Company filed a Report on Form 8-K reporting the Company's acquisitions of Advanced Nutraceuticals, Inc. and Bactolac Pharmaceutical Inc. On December 15, 1999 the Company filed a Report on Form 8-K reporting the Company's acquisition of Ash Corp. On January 31, 2000 the Company filed an amendment to these Reports on Form 8-K which included historical financial statements of the businesses acquired and pro forma financial information.

NUTRITION FOR LIFE INTERNATIONAL, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     NUTRITION FOR LIFE INTERNATIONAL, INC.
                                  (Registrant)




           Dated: February 22, 2000    By:    /s/ John R. Brown, Jr.
                                          -------------------------------
                                              John R. Brown, Jr.
                                              Vice President - Finance


                                       By:    /s/Julia J. Schreiber
                                          -------------------------------
                                              Julia J. Schreiber
                                              Controller and Chief Accounting
                                              Officer