Form 10-Q
period 2000-03-31
ADVANCED NUTRACEUTICALS INC/TX
filed 2000-05-15
CIK 913614

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000

                         Commission file number 0-26362

                         ADVANCED NUTRACEUTICALS, INC.
                         -----------------------------
             (Exact name of Registrant as specified in its charter)

                TEXAS                                   76-0642336
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


            ADVANCED NUTRACEUTICALS, INC. IS THE SUCCESSOR ISSUER TO
                     NUTRITION FOR LIFE INTERNATIONAL, INC.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

         As of May 5, 2000 there were 5,808,595 shares of common stock,
                    $0.01 par value per share, outstanding.

ADVANCED NUTRACEUTICALS, INC.
Index

                         PART 1 - Financial Information

                                                                                       PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              Advanced Nutraceuticals, Inc..

              Consolidated Balance Sheets                                                3
                March 31, 2000 and September 30, 1999

              Consolidated Statements of Operations and Comprehensive Income (Loss)      4
                For the Three and Six Months Ended March 31, 2000 and 1999

              Condensed Consolidated Statements of Cash Flows                            5
                For the Six Months Ended March 31, 2000 and 1999

              Notes to Consolidated Financial Statements                                 6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                        9

                                PART II - Other Information

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                          12

     SIGNATURES                                                                         13


PART 1 - FINANCIAL INFORMATION
ITEM 1
                         ADVANCED NUTRACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     March 31,
                                                                      2000            September 30,
                                                                   (Unaudited)           1999
                                                                   -----------       ------------
   Assets
Current assets:
  Cash and cash equivalents                                        $    174,873      $   1,395,310
  Restricted cash                                                       101,266            585,866
  Marketable securities                                                      --            996,942
  Receivables, net                                                    4,041,322            362,315
  Inventories                                                        11,278,222          8,434,220
  Deferred tax asset net                                              1,664,000          1,647,000
  Prepaid expenses and other assets                                   1,921,008          1,062,513
                                                                   ------------      -------------
     Total current assets                                            19,180,691        14,484, 166

Property and equipment, net                                          15,250,718          6,038,186
Audio production rights                                                 738,889            972,222
Goodwill                                                             10,186,971                 --
Other assets                                                            637,650            746,246
                                                                   ------------      -------------
                                                                   $ 45,994,919      $  22,240,820
                                                                   ============      =============
    Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                 $  5,093,975      $   2,517,020
  Accrued bonuses and commissions                                     1,293,437          1,384,950
  Deferred income                                                       656,935            826,464
  Accrued expenses and other liabilities                              2,556,117          1,344,001
  Note payable - other                                                  600,000                 --
  Current portion of capital lease obligation                           177,160            177,160
  Current portion of long-term debt                                   4,009,681            385,304
                                                                   ------------     -------------
      Total current liabilities                                      14,387,305          6,634,899

Deferred tax liability                                                3,788,000            778,000
Long-term portion of capital lease obligation                            84,406            170,994
Long-term debt                                                        8,016,708            308,725
                                                                   ------------      -------------
     Total liabilities                                               26,276,419          7,892,618
                                                                   ------------      -------------
 Stockholders' equity:
  Series A convertible preferred stock, $.001 par value;
     1,000,000 authorized; 221,127 issued; stated at liquidation
     preference at $28.40 per share                                   6,280,000                 --
  Common stock; $.01 par value; 20,000,000 shares authorized             58,875             58,875
  Additional paid-in capital                                         11,837,156         11,837,156
  Retained earnings                                                   2,193,822          3,110,405
  Accumulated other comprehensive income (loss)                        (118,868)          (125,749)
                                                                    -----------       ------------
                                                                     20,250,985         14,880,687
  Less: Treasury stock 79,000 shares, at cost                          (532,485)          (532,485)
                                                                    -----------       ------------
        Total Stockholders' Equity                                   19,718,500         14,348,202
                                                                    -----------       ------------
                                                                   $ 45,994,919      $  22,240,820
                                                                   ============      =============

          See accompanying notes to consolidated financial statements

                         ADVANCED NUTRACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)(UNAUDITED)

                                                         Three Months                   Six Months
                                                        Ended March 31,               Ended March 31,
                                                  ---------------------------     ---------------------------
                                                      2000           1999             2000           1999
                                                  ------------   ------------     ------------   ------------
Net sales                                         $ 18,409,746   $ 16,535,613     $ 34,996,742   $ 33,527,514
Cost of sales                                       12,346,644     10,961,435       23,823,209     21,982,037
                                                  ------------   ------------     ------------   ------------
Gross profit                                         6,063,102      5,574,178       11,173,533     11,545,477
Marketing, distribution and
  Administrative expenses                            6,040,764      5,466,967       11,659,535     11,080,516
                                                  ------------   ------------     ------------   ------------

Income (loss) from operations                           22,338        107,211         (486,002)       464,961
                                                  ------------   ------------     ------------   ------------
Other income (expense):
  Interest income (expense), net                      (281,713)       (23,244)        (385,913)       (13,244)
  Foreign exchange income (loss)                       (51,275)       (32,274)         (84,110)       114,632
  Other, net                                            (7,773)       171,858           93,442        352,596
                                                  ------------   ------------     ------------   ------------
                                                      (340,761)       116,340         (376,581)       453,984
                                                  ------------   ------------     ------------   ------------

Income (loss) before income tax expense               (318,423)       223,551         (862,583)       918,945

Income tax (expense ) benefit                         (100,000)      (209,000)         (54,000)      (500,000)
                                                  ------------   ------------     ------------   ------------

Net income (loss)                                     (418,423)        14,551         (916,583)       418,945
                                                  ------------   ------------     ------------   ------------

Other comprehensive income  (loss):
  Unrealized gain (loss) on investments                     --          1,778           45,500         (6,873)
  Foreign currency translation gain (loss)            (122,266)         6,171          (38,619)       (60,372)
                                                  ------------   ------------     ------------   ------------
                                                      (122,266)         7,949            6,881        (67,245)
                                                  ------------   ------------     ------------   ------------
Total comprehensive income (loss)                 $   (540,689)  $     22,500     $   (909,702)   $   351,700
                                                  ============   ============     ============   ============
Basic income (loss) per common share              $       (.05)  $       .00      $       (.12)   $       .07
                                                  ============   ============     ============   ============
Diluted income (loss) per common share            $       (.05)  $       .00      $       (.12)   $       .07
                                                  ============   ============     ============   ============

Weighted average common share
  Basic                                              8,024,480      5,887,595        7,415,261      5,887,595
                                                  ============   ============     ============   ============
  Diluted                                            8,024,480      5,948,949        7,415,261      5,949,875
                                                  ============   ============     ============   ============

          See accompanying notes to consolidated financial statements

                         ADVANCED NUTRACEUTICALS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   Six Months
                                                                 Ended March 31,
                                                         ------------------------------
                                                              2000             1999
                                                         -------------    -------------
Net cash used in operating activities                    $  (2,347,616)   $    (192,137)
Net cash used in investing activities                       (3,678,040)        (203,265)
Net cash provided by (used in) financing activities          4,843,838         (238,459)
Effects of exchange rates on cash and cash equivalents         (38,619)         (60,372)
                                                         -------------    -------------
     Net decrease in cash and cash equivalents              (1,220,437)        (694,233)
Cash and cash equivalents at beginning of period             1,395,310        4,404,388
                                                         -------------    -------------
Cash and cash equivalents at end of period               $     174,873    $   3,710,155
                                                         =============    =============



          See accompanying notes to consolidated financial statements

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Advanced Nutraceuticals, Inc. ("ANI" or the "Company") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2000, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K. The results of operations for the period ended March 31, 2000 are not necessarily an indication of operating results for the full year.

NOTE 1 - REORGANIZATION INTO A HOLDING COMPANY

On March 15, 2000, Nutrition For Life International, Inc. a Texas corporation ("NFLI") reorganized into a holding company structure (the "Reorganization") in which Advanced Nutraceuticals, Inc., a Texas corporation became the holding company. As a result of the Reorganization, ANI became the publicily traded entity.

The Reorganization was effected through the formation by NFLI of ANI as a wholly-owned subsidiary and the formation by ANI of a wholly-owned subsidiary, NFLI Merger Sub, Inc., a Texas corporation ("Merger Sub"). An agreement and Plan of Merger dated March 13, 2000 was entered into by and among NFLI, ANI and Merger Sub (the "Merger Agreement"), and pursuant to the Merger Agreement, Merger Sub merged with and into NFLI (the "Merger"), with NFLI as the surviving corporation. NFLI became a wholly-owned subsidiary of ANI as a result of the Merger. The Reorganization was effected in accordance with the provisions of
Article 5.03(H) of the Texas Business Corporation Act.

Pursuant to the Merger Agreement, each outstanding share of common stock of NFLI issued and outstanding immediately prior to the Merger was converted into one share of ANI's common stock. As a result, the NFLI shareholders now hold common stock in ANI (instead of NFLI) which is deemed to have been registered under
Section 12(g) of the Securities Exchange Act of 1934 because the Reorganization constitutes a "succession" and the Registrant constitutes a "successor issuer" of NFLI for securities law purposes.

In addition, pursuant to the terms of the Merger Agreement, each outstanding share of Series A Preferred Stock of NFLI issued and outstanding immediately prior to the Merger was converted into one share of Series A Preferred Stock of ANI. Also, each outstanding option, and each outstanding warrant, to purchase shares of NFLI's common stock has been converted into an option or warrant, as the case may be, to purchase, on the same terms and conditions, an identical number of shares of ANI's common stock.

ANI's common stock trades on the Nasdaq National Stock Market (NMS) under the trading symbol, ANII, and the warrants trade under the symbol, ANIIW.

NOTE 2 - RECENT ACQUISITIONS

On November 17, 1999 the Company finalized the acquisitions of Advanced Nutraceuticals, Inc., a Delaware corporation ("Old ANI") and Bactolac Pharmaceutical Inc. ("Bactolac"). The acquisition of Old ANI was completed through a merger with the Company's wholly owned subsidiary, NL Acquisition Company. The acquisition of Bactolac was completed through a merger with the Company's wholly owned subsidiary, BPI Acquisition Company. In connection with the merger of Bactolac into BPI Acquisition Company, the name of the surviving corporation was changed to Bactolac Pharmaceutical Inc.

Old ANI was formed to pursue a consolidation and integration program in the nutrition industry. The former Old ANI stockholders received an aggregate of 75,000 shares of a newly created Series A Preferred Stock of the Company. Each one share of Series A Preferred Stock will be automatically converted into ten shares of the Company's common stock upon approval of the Company's shareholders. A vote on the approval of the conversion of the Series A Preferred Stock into common stock is scheduled for the Company's Annual Meeting to be held June 6, 2000. The Series A Preferred Stock has no voting rights (except as required by law) and no dividend rights. Upon liquidation, dissolution or winding up of the Company, the Series A Preferred Stock has a preference of $28.40 per share, payable prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of the Company's common stock.

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

The acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the acquisition dates. The excess of the purchase price over the fair values of the net assets acquired was approximately $10,200,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

The operating results of these acquired businesses have been included in the consolidated statement of operations and comprehensive income (loss) from their dates of acquisition. On the basis of a proforma consolidation of the results of operations as if the acquisition had taken place on October 1, 1998 consolidated results of operations would have been as follows:

                                       Six Months Ended March 31,
                                       --------------------------
                                          2000           1999
                                       -----------    -----------
Net revenue                            $38,127,000    $42,909,000
Net income (loss)                       (1,734,000)     1,556,000
Net income (loss) per share                   (.23)           .19

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

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SEGMENT INFORMATION

Information regarding the Company's business segments as required by Statements of Financial Accounting Standards No. 131, "Disclosure About Segments of a Business Enterprise", follows below:

                                                         Six Months ended
                                                              March 31,
                                                           (In Thousands)
                                                     -------------------------

                                                            2000       1999
                                                            ----       ----
Sales to unaffiliated customers:
  Distribution:
    North America (1)                                    $  24,478  $  31,042
    United Kingdom (2)                                       2,399      2,089
    Philippines                                                402        396
    Japan                                                      937         --
  Manufacturing (3)                                          6,782         --

Sales or transfers between geographic areas:
  Distribution:
    North America                                               --         --
    United Kingdom                                             531        426
    Philippines                                                102         (9)
    Japan                                                       --         --
  Manufacturing (3)                                             --         --

Operating profit (loss):
  Distribution:
    North America                                             (528)       992
    United Kingdom                                            (584)      (307)
    Philippines                                               (177)      (220)
    Japan                                                       46         --
  Manufacturing (3)                                            757         --

Identifiable assets:
  Distribution:
    North America                                           37,090     27,075
    United Kingdom                                           2,162      1,535
    Philippines                                                325        835
    Japan                                                      674         --
  Manufacturing (3)                                         27,189         --


(1) Includes the United States, Canada, and Puerto Rico
(2) Includes the United Kingdom, Ireland, and the Netherlands
(3) Substantially all in North America

ITEM 2.

ADVANCED NUTRACEUTICALS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

DISTRIBUTION OPERATIONS:

Net sales of the distribution operations for the six months ended March 31, 2000 decreased by $5,312,486 or 15.9% to $28,215,028 as compared to net sales of $33,527,514 for the six months ended March 31, 1999. At March 31, 2000, the Company had approximately 64,200 distributors compared to approximately 72,800 at March 31, 1999 and 67,000 at September 30, 1999. During the six months ended March 31, 2000 the number of active international distributors increased by approximately 1,400, while active distributors in North America decreased by approximately 4,200. The Company's results of operations depend to a significant degree on the motivation of its existing distributors and the attraction of new distributors to the Company. The decrease in distribution operations net sales is recapped below:


      Decrease in sales due to decreased number of distributors   $ 4,626,000

      Decrease in distributor average sales                           686,000
                                                                  -----------

                                                                  $ 5,312,000
                                                                  ===========

The Company's net sales per average number of distributors per month decreased from $73 during the six months ended March 31, 1999 to $72 for the six months ended March 31, 2000.

Cost of sales decreased by $2,793,573 or 12.7% to $19,188,484 for the six months ended March 31, 2000 from $21,982,037 for the six months ended March 31, 1999. Cost of sales as a percentage of net sales increased from 65.6% in the six months ended March 31, 1999 to 68.0% in the six months ended March 31, 2000. Cost of sales, which includes product costs, commissions and bonuses paid to distributors, and shipping costs, is recapped below:

                                                            Six months ended
                                                                March 31,
                                                            ----------------

                                                               2000    1999
                                                               ----    ----
      Product costs                                            24.9%   25.9%

      Commissions and bonuses paid to distributors             34.2    32.9

      Shipping costs                                            8.9     6.8
                                                               ----    ----
                                                               68.0%   65.6%
                                                               ====    ====

Product cost decreased by 1% primarily as a result of the mix of product sales. Commissions and bonuses paid to distributors increased 1.3% as a result of changes in the mix of higher versus lower bonus value products purchased by distributors. Shipping costs increased 2.1% during the six months ended
March 31, 2000 primarily from a combination of increased shipping to continental Europe from the United Kingdom and the contract shipping of success kits. In May 2000 the Company instituted revised shipping and handling charges which will more closely reflect the actual cost of shipping product.

Gross profit as percentage of net sales decreased from 34.4% for the six months ended March 31, 1999 to 32.0% for the six months ended March 31, 2000. Gross profit dollars decreased 21.8% or $2,518,933 from $11,545,477 for the six months ended March 31, 1999 to $9,026,544 for the six months ended March 31, 2000.

Marketing, distribution and administrative expenses decreased $810,850 or 7.3% from $11,080,516 for the six months ended March 31, 1999 to $10,269,666 for the six months ended March 31, 2000. This decrease results primarily from reduced professional fees credit card fees promotion expenses and bad debt expense. As a percentage of net sales, marketing, distribution, and administrative expenses increased to 36.4% for the six months ended March 31, 2000 from 33.1% for the six months ended March 31, 1999.

MANUFACTURING OPERATIONS

Net sales for the manufacturing operations from the dates of acquisition to March 31, 2000 were $6,781,714. Cost of sales for the six months ended
March 31, 2000 were $4,634,726 or 68.3%. Gross profit for the same period was $2,146,988 or 31.7%.

COMBINED OPERATIONS

Income (loss) from operations for the six months ended March 31, 2000 decreased $950,963 to a loss of $486,002 from income of $464,961 for the six months ended March 31, 1999, principally as a result of items explained above.

Other income (expense) decreased to an expense of $376,581 for the six months ended March 31, 2000 from income of $453,984 for the six months ended March 31, 1999. The decrease was primarily the result of increased interest expense associated with the revolving credit debt and acquisitions related debt incurred in November and December 1999. Additionally the Company experienced foreign exchange losses of approximately $84,000 for the six months ended March 31,2000 compared to foreign exchange gains of approximately $115,000 for the similar period of 1999.

Net loss was $916,503 for the six months ended March 31, 2000, a decrease of $1,335,448 compared to net income of $418,945 for the six months ended
March 31, 1999. The decrease was the result of the items discussed above.

To reduce the monthly operating expenditures of its foreign operations, the Company has begun a program of closing its small office/warehouse facilities in Norway, Finland and the Netherlands. Orders from those countries will now be fulfilled from the Company's U.K. warehouse. Additionally the Company has reduced the head count in its U.K. operations from 35 at September 30, 1999 to 26 as of May 1, 2000. The Company expects further reductions in head count subject to local employment regulations over the next several months. Monthly operating expenditures in the U.S. have been reduced through head count reductions and salary reductions for certain corporate personnel. The Company intends to continue its efforts to reduce operating costs and increase revenue to return to profitability as soon as possible.

                         CHANGES IN FINANCIAL CONDITION

The Company had cash and cash equivalents of $174,873 at March 31, 2000 compared to $1,395,310 at September 30, 1999. The cash used in operating activities of $2,347,616 for the six months ended March 31, 2000 was $2,155,479 more than the cash used in operating activities of $192,137 for the six months ended
March 31, 1999. The Company used approximately $460,000 and $169,000, respectively, to purchase property and equipment during the six month periods ended March 31, 2000 and 1999. The Company had working capital of $4,793,386 at March 31, 2000 compared to $7,849,267 at September 30, 1999.

The decrease in working capital resulted principally from increases in trade accounts payable, accrued liabilities, current maturities of long-term debt and revolving credit debt which more than offset increases in accounts receivable and inventories. These increases resulted from the Company's recent acquisition of two manufacturing companies.

The Company's revolving line of credit is formula-based and provides a borrowing arrangement based on a percentage of accounts receivable and inventory up to a maximum borrowing limit. As of March 31, 2000, Company advances under the line of credit totaled approximately $4.4 million and the Company had available to it approximately $820,000 of additional borrowing capacity. Pursuant to the agreement with GECC all cash received by the Company is deposited into a controlled lockbox and is swept on a daily basis to reduce the outstanding revolving line of credit balance thereby reducing the Company's interest expense.

Management believes that the Company's internally generated funds together with the existing revolving line of credit should be sufficient to meet working capital requirements in fiscal 2000. To improve its working capital position the Company is currently considering various alternatives, which could include mortgaging real property used by the Company in its manufacturing operations in Mississippi and equity or debt offerings. The Company has no firm commitments for additional financing and there can be no assurance that any financing, if obtained, would be on terms favorable to the Company.

The revolving credit agreement with GECC requires among other things that the Company maintain a consolidated net worth of $18 million as of September 30, 1999 and $25.5 million at September 30, 2000 and $27 million for each fiscal year after September 30, 2000. The Company has recently begun negotiations with GECC to revise the September 30, 2000 and beyond requirements to more closely reflect the Company's expected net worth at those dates.

FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this report to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the

Company. This report includes statements, other than historical fact, that may be deemed forward-looking. These statements may be accompanied by words such as "believe", "estimate", "project", "expect", "anticipate", or "predict", that convey the uncertainty of future events or outcomes. These statements are based on assumptions that the Company believes are reasonable; however, many factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. Important factors, which could cause actual results to differ materially from those in forward-looking statements, include, among others, product acceptance and competition, competition in the recruitment and retention of distributors, governmental regulation including interpretations of the FDA and foreign regulatory agencies, legislation affecting the marketing of nutritional supplements, risks related to current operations in, and expansion into, foreign markets, including currency fluctuations, local economic conditions, and local tax and accounting policies, the Company's ability to complete and successfully integrate acquisitions into the Company's business as well as factors discussed in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company.

PART II OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (b) REPORTS ON FORM 8-K

On March 21, 2000, the Company filed a Report on Form 8-K reporting the reorganization of the Company into a holding company structure.

ADVANCED NUTRACEUTICALS, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         ADVANCED NUTRACEUTICALS, INC.
                                  (Registrant)




    Dated: May 15, 2000          By:      /s/ John R. Brown, Jr.
                                     -----------------------------------------
                                               John R. Brown, Jr.
                                             Vice President - Finance
                                           and Chief Accounting Officer