Form 10-Q
period 2000-06-30
ADVANCED NUTRACEUTICALS INC/TX
filed 2000-08-21
CIK 913614

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000

                        Commission file number 0-26362

                         ADVANCED NUTRACEUTICALS, INC.
                         ----------------------------
            (Exact name of Registrant as specified in its charter)

               Texas                                    76-0642336
               -----                                    ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


                           9101 Jameel Road, Suite 180
                              Houston, Texas 77040
                              --------------------
                    (Address of Principal Executive Offices)

                                 (713) 460-1976
                                 --------------
              (Registrant's telephone number, including area code)

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

                                 Yes[X]  No[_]

       As of August 7, 2000 there were 8,019,865 shares of common stock,
                    $0.01 par value per share, outstanding.

ADVANCED NUTRACEUTICALS, INC.
Index

                        PART 1 - Financial Information

                                                                                              Page
     Item 1.  Financial Statements

              Advanced Nutraceuticals, Inc.

              Consolidated Balance Sheets                                                       3
                  June 30, 2000 and September 30, 1999

              Consolidated Statements of Operations and Comprehensive Income (Loss)             4
                  For the Three and Nine Months Ended June 30, 2000 and 1999

              Condensed Consolidated Statements of Cash Flows                                   5
                  For the Nine Months Ended June 30, 2000 and 1999

              Notes to Consolidated Financial Statements                                        6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                               9

                          PART II - Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders                              11

     Signatures                                                                                12

Part 1 - Financial Information
Item 1

                         ADVANCED NUTRACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,
                                                                                      2000                   September 30,
                                                                                   (Unaudited)                  1999
                                                                                   -----------                ---------
                           Assets
     Current assets:
          Cash and cash equivalents                                                $   174,068                $ 1,395,310
          Restricted cash                                                              101,266                    585,866
          Marketable securities                                                             --                    996,942
          Receivables, net                                                           4,934,916                    362,315
          Inventories                                                                8,800,925                  8,434,220
          Deferred tax asset                                                         2,424,000                  1,647,000
          Prepaid expenses and other assets                                          1,304,452                  1,062,513
                                                                                   -----------                -----------
                Total current assets                                                17,739,627                 14,484,166

     Property and equipment, net                                                    14,944,767                  6,038,186
     Audio production rights                                                            99,222                    972,222
     Goodwill                                                                       10,126,575                         --
     Other assets                                                                      645,916                    746,246
                                                                                   -----------                -----------
                                                                                   $43,556,107                $22,240,820
                                                                                   ===========                ===========

                           Liabilities and Stockholders' Equity

     Current liabilities:
          Accounts payable                                                         $ 5,329,904                $ 2,517,020
          Accrued bonuses and commissions                                            1,206,826                  1,384,950
          Deferred income                                                              564,897                    826,464
          Accrued expenses and other liabilities                                     2,652,416                  1,344,001
          Note payable - other                                                          26,817                         --
          Current portion of capital lease obligation                                  200,639                    177,160
          Current portion of long-term debt                                         10,398,989                    385,304
                                                                                   -----------                -----------

                Total current liabilities                                           20,380,488                  6,634,899

     Deferred tax liability                                                          3,838,000                    778,000
     Long-term portion of capital lease obligation                                      68,972                    170,994
     Long-term debt                                                                  2,103,023                    308,725
                                                                                   -----------                -----------

                Total liabilities                                                   26,390,483                  7,892,618
                                                                                   -----------                -----------

     Stockholders' equity:
          Series A convertible preferred stock, $.001 par value; 1,000,000
                shares authorized;                                                          --                         --
          Common stock; $.01 par value; 20,000,000 shares authorized                    80,198                     58,875
          Additional paid-in capital                                                17,563,348                 11,837,156
          Retained earnings (deficit)                                                 (577,112)                 3,110,405
          Accumulated other comprehensive income (loss)                                 99,190                   (125,749)
                                                                                   ------------               -----------
                                                                                    17,165,624                 14,880,687
          Less: Treasury stock 79,000 shares, at cost                                       --                   (532,485)
                                                                                   -----------                -----------
                Total stockholders' equity                                          17,165,624                 14,348,202
                                                                                   -----------                -----------
                                                                                   $43,556,107                $22,240,820
                                                                                   ===========                ===========

          See accompanying notes to consolidated financial statements

                         ADVANCED NUTRACEUTICALS, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                                     Three Months                          Nine Months
                                                                    Ended June 30,                        Ended June 30,
                                                           -------------------------------      ---------------------------------
                                                               2000                1999              2000               1999
                                                               ----                ----              ----               ----
Net sales                                                 $  17,428,107      $  17,210,436     $  52,424,849        $  50,737,950

Cost of sales                                                13,416,575         11,204,917        37,239,784           33,186,954
                                                           ------------       ------------      ------------         ------------
Gross profit                                                  4,011,532          6,005,519        15,185,065           17,550,996
Marketing, distribution and
     Administrative expenses                                  6,891,996          5,022,627        18,551,531           16,103,144
                                                           ------------       ------------      ------------         ------------

Income (loss) from operations                                (2,880,464)           982,892        (3,366,466)           1,447,852
                                                           ------------       ------------      ------------         ------------

Other income (expense):
     Interest income (expense), net                            (305,090)            (3,820)         (691,003)             (17,064)
     Foreign exchange income (loss)                            (227,011)           (17,109)         (311,121)              97,523
     Other, net                                                   6,727             19,694           100,169              372,291
                                                           ------------       ------------      ------------         ------------
                                                               (525,374)            (1,235)         (901,955)             452,750
                                                           ------------       ------------      ------------         ------------

Income (loss) before income tax expense                      (3,405,838)           981,657        (4,268,421)           1,900,602

Income tax expense (benefit)                                   (634,904)           489,000          (580,904)             989,000
                                                           ------------       ------------      ------------         ------------

Net income (loss)                                            (2,770,934)           492,657        (3,687,517)             911,602
                                                           ------------       ------------      ------------         ------------

Other comprehensive income (loss):

     Unrealized gain (loss) on investments                           --            (12,290)           45,500              (19,163)
     Foreign currency translation gain (loss)                   218,058             11,485           179,439              (48,887)
                                                           ------------       ------------      ------------         ------------
                                                                218,058               (805)          224,939              (68,050)
                                                           ------------       ------------      ------------         ------------

Total comprehensive income (loss)                         $  (2,552,876)     $     491,852     $  (3,462,578)       $     843,552
                                                           ============       ============      ============         ============

Basic income (loss) per common share                      $       (0.35)     $        0.08     $       (0.48)       $        0.16
                                                           ============       ============      ============         ============

Diluted income (loss) per common share                    $       (0.35)     $        0.08     $       (0.48)       $        0.16
                                                           ============       ============      ============         ============

Weighted average common share
     Basic                                                    8,019,865          5,808,595         7,614,454            5,808,595
                                                           ============       ============      ============         ============
     Diluted                                                  8,019,865          5,847,002         7,614,454            5,863,730
                                                           ============       ============      ============         ============

          See accompanying notes to consolidated financial statements

                         ADVANCED NUTRACEUTICALS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                    Nine Months
                                                                                   Ended June 30,
                                                                        -----------------------------------
                                                                              2000                1999
                                                                              ----                ----
Net cash provided by (used in) operating activities                   $    (2,163,350)       $       39,360
Net cash used in investing activities                                      (3,964,837)             (232,683)
Net cash provided by (used in) financing activities                         4,727,506              (354,198)
Effect of exchange rates on cash and cash equivalents                         179,439               (48,887)
                                                                        -------------          ------------
         Net decrease in cash and cash equivalents                         (1,221,242)             (596,408)
Cash and cash equivalents at beginning of period                            1,395,310             4,404,388
                                                                        -------------          ------------
Cash and cash equivalents at end of period                            $       174,068        $    3,807,980
                                                                        =============          ============

          See accompanying notes to consolidated financial statements

                         ADVANCED NUTRACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Advanced Nutraceuticals, Inc. ("ANI" or the "Company") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2000, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K. The results of operations for the period ended June 30, 2000 are not necessarily an indication of operating results for the full year.

Note 1 - Reorganization Into A Holding Company

On March 15, 2000, Nutrition For Life International, Inc. a Texas corporation ("NFLI") reorganized into a holding company structure (the "Reorganization") in which Advanced Nutraceuticals, Inc., a Texas corporation became the holding company. As a result of the Reorganization, ANI became the publicly traded entity.

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

Old ANI was formed to pursue a consolidation and integration program in the nutrition industry. The former Old ANI stockholders received an aggregate of 75,000 shares of a newly created Series A Preferred Stock of the Company. Each one share of Series A Preferred Stock was automatically converted into ten shares of the Company's common stock upon approval by the Company's shareholders of such conversion at the Company's Annual Meeting held June 6, 2000.

Bactolac headquartered in Westbury, New York, manufactures nutritional supplements for private label customers. The purchase price of the Bactolac acquisition consisted of $2,500,000 in cash, a subordinated promissory note in the principal amount of $2,500,000 and 96,831 shares of the previously mentioned Series A Preferred Stock which were converted into 968,310 shares of Common Stock on June 6, 2000. Additionally, up to 176,060 shares of Common Stock may be issued pursuant to an earnout agreement. Bactolac entered into an employment agreement and covenant not to compete agreement with its former owner at the closing on November 17,1999. The Company intends to continue the operations of Bactolac and to use its inventory, machinery and equipment in connection with the manufacture of nutritional supplements.

On December 1, 1999, the Company finalized the acquisition of Ash Corp. ("Ash"). The acquisition of Ash was completed through a merger with the Company's wholly owned subsidiary, Bactolac. The purchase price of Ash consisted of $750,000 in cash, a note payable in the amount of $500,000 and 49,296 shares of Series A Preferred Stock which were converted into 492,960 shares of Common Stock. Additionally, up to 1,056,340 shares of Common Stock may be issued pursuant to an earnout agreement. The Company intends to continue the operations of Ash and to use its inventory, machinery and equipment in connection with the manufacture of liquid pharmaceutical and nutraceutical products.

Financing for the above acquisitions was provided primarily through a financing arrangement entered into on November 17,1999 with General Electric Capital Corporation ("GECC"). The Company borrowed $2,360,000 from GECC pursuant to a term loan payable in three years, and is subject to limitations based upon eligible accounts. The loan facility is secured by substantially all of the assets of the Company and its subsidiaries. The interest rate on borrowing is 0.5% above the prime rate. There is a fee of 0.25% on the unused portion of the facility and an annual monitoring fee of $10,000. It is required, among other provisions, that the Company maintain as of the end of the fiscal year ending September 30, 1999, a minimum net worth (on a consolidated basis including ASH and BPI) of $18 million and a minimum net worth of $25.5 million at September 30, 2000, and a minimum net worth of $27 million for each fiscal year after September 30, 2000. In addition, the Company is required to maintain a fixed charge coverage ratio of 2.0 to 1.0 through July 1, 2000, and 1.5 to 1.0 at July 2, 2000, and at all times thereafter. At June 30, 2000, the Company was not in compliance with this requirement and a waiver has been obtained from GECC. The Company is also subject to additional covenants, including filing of reports and significant restrictions on dividend payments, issuance of debt and equity, mergers, changes in business operations and sales of assets. The Company intends to discuss with GECC an amendment to the financing arrangement to achieve mutually acceptable compliance conditions. If the Company's efforts are not successful, it will have an adverse effect on the Company's business, financial condition and operations.

The acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the acquisition dates. The excess of the purchase price over the fair values of the net assets acquired was approximately $10,400,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

The operating results of these acquired businesses have been included in the consolidated statement of operations and comprehensive income (loss) from their dates of acquisition. On the basis of a proforma consolidation of the results of operations as if the acquisition had taken place on October 1, 1998 consolidated results of operations would have been as follows:

                                                      Nine Months
                                                     Ended June 30,
                                          ---------------------------------
                                                 2000              1999
                                                 ----              ----

Net revenue                                   $55,555,000       $66,248,000
Net income (loss)                              (2,900,900)          999,000
Net income (loss) per share                         (0.36)             0.12

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

                         ADVANCED NUTRACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Segment Information

Information regarding the Company's business segments as required by Statements of Financial Accounting Standards No. 131, "Disclosure About Segments of a Business Enterprise", follows below:

                                                          Nine Months Ended
                                                              June 30,
                                                           (In Thousands)
                                                      ------------------------

                                                       2000           1999
                                                       ----           ----

Sales to unaffiliated customers:
    Distribution:
       North America (1)                             $  35,502       $ 46,728
       United Kingdom (2)                                3,334          3,388
       Philippines                                         521            622
       Japan                                             1,499             --
    Manufacturing (3)                                   11,569             --

Sales or transfers between geographic areas:
    Distribution:
       North America                                        --             --
       United Kingdom                                      576            624
       Philippines                                         103            199
       Japan                                                --             --
    Manufacturing (3)                                       --             --

Operating profit (loss):
    Distribution:
       North America                                    (2,898)         2,171
       United Kingdom                                   (1,006)          (311)
       Philippines                                        (255)          (209)
       Japan                                              (155)            --
    Manufacturing (3)                                      948             --

Identifiable assets:
    Distribution:
       North America                                    33,802         27,385
       United Kingdom                                    1,822          1,607
       Philippines                                         246            947
       Japan                                               540             --
    Manufacturing (3)                                   27,996             --



(1) Includes the United States, Canada, and Puerto Rico
(2) Includes the United Kingdom, Ireland, and the Netherlands
(3) Substantially all in North America

Item 2.

ADVANCED NUTRACEUTICALS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

                             Results of Operations

Distribution Operations:

Net sales of the distribution segment decreased approximately $9,881,000 from approximately $50,738,000 for the nine months ended June 30, 1999 to approximately $40,856,000 for the similar period ended June 30, 2000. Approximately $7,134,000 of the decrease in net sales resulted from a net decrease in the number of active worldwide distributors. The remaining decrease of approximately $2,748,000 resulted from a decrease in the average sales per distributor. The Company's results of operations depend to a significant degree on its ability to attract new distributors to its program and to motivate its existing distributors.

Cost of sales decreased by approximately $3,926,000 or 11.8% to approximately $29,261,000 for the nine months ended June 30, 2000 from approximately $33,187,000 for the nine months ended June 30, 1999. Included in cost of sales at June 30, 2000 is approximately $1,150,000 of non-recurring write-downs of certain outdated literature and sales aids inventory and certain inventory located outside of the continental United States. Exclusive of these write-downs, cost of sales as a percentage of net sales increased from 65.4% in the nine months ended June 30, 1999 to 68.8% in the nine months ended June 30, 2000. Cost of sales, exclusive of the non-recurring write-downs includes product costs, commissions and bonuses paid to distributors, and shipping costs, and is recapped below:

                                                                 Nine months ended
                                                                     June 30,
                                                               ---------------------
                                                                2000           1999
                                                                ----           ----
           Product costs                                        25.1%           25.8%

           Commissions and bonuses paid to distributors         34.3            32.9

           Shipping costs                                        9.4             6.7
                                                                ----            ----
                                                                68.8%           65.4%
                                                                ====            ====

Product cost decreased by 0.7% as a result of lower average cost of some of the Company's products and a change in the mix of product sales. Commissions and bonuses paid to distributors increased 1.4% as a result of changes in the mix of higher versus lower bonus value products purchased by distributors. Shipping costs increased 2.7% during the nine months ended June 30, 2000 primarily from a combination of increased shipping to continental Europe from the United Kingdom during the first six months of the year and the contract shipping of success kits. In May 2000 the Company instituted revised shipping and handling charges that are expected to closely reflect the actual cost of shipping product.

Exclusive of the non-recurring charge mentioned above gross profit as percentage of net sales decreased from 34.6% for the nine months ended June 30, 1999 to 31.2% for the nine months ended June 30, 2000. Gross profit dollars, exclusive of the non-recurring charge, decreased 27.4% or approximately $4,805,000 from approximately $17,551,000 for the nine months ended June 30, 1999 to approximately $12,746,000 for the nine months ended June 30, 2000.

Marketing, distribution and administrative expenses decreased approximately $193,000 or 1.2% from approximately $16,103,000 for the nine months ended June 30, 1999 to approximately $15,910,000 for the nine months ended June 30, 2000. Included in marketing, distribution and administrative expenses at June 30, 2000 is a non-recurring write-down of approximately $523,000 related to the carrying value of the Company's audio production rights. Due to the recent decentralization of the development and production of the audiotapes used in the Company's Business Training System and recent management and operational changes in Japan, the Company determined that the carrying value of such audio production rights had become impaired. As a result of the expected closure of certain foreign operations the Company recorded additional non-recurring impairments and asset write-downs of approximately $342,000.

Exclusive of the non-recurring adjustments mentioned above marketing, distribution, and administrative expenses increased to 36.8% of net sales for the nine months ended June 30, 2000 from 31.8% of net sales for the nine months ended June 30, 1999.

Manufacturing Operations:

The Company's manufacturing operations are conducted through its subsidiary, Bactolac Pharmaceutical Inc., which was acquired on November 17, 1999, and ASHCO, which was acquired on December 1, 1999, and is now operated as a division of Bactolac. ASHCO's principal customer is Bayer Corporation, which in August 2000 informed the Company that, effective January 1, 2001, it intends to produce in-house products currently produced for it by ASHCO. Net sales to Bayer during the period from the date of acquisition of ASHCO to June 30, 2000 were approximately $2,562,000, which constituted approximately 50.2% of ASHCO's net sales. ASHCO has been attempting to expand its customer base to reduce its dependence upon Bayer and intends to accelerate these efforts. Failure to replace this substantial customer or a substantial reduction in operating expenses would have an adverse effect upon the Company's business and operations.

Net sales for the manufacturing operations from the dates of acquisition to June 30, 2000 were approximately $11,568,000. Costs of sales for the nine months ended June 30, 2000 were approximately $7,794,000 or 69.0%. Gross profit for the nine months was approximately $3,589,000 or 31.0%.

Combined Operations:

Exclusive of the non-recurring adjustments mentioned above, income (loss) from operations for the nine months ended June 30, 2000 decreased approximately $2,599,000 to a loss of approximately $1,151,000 from income of approximately $1,448,000 for the nine months ended June 30, 1999, principally as a result of items explained above.

Other income (expense) decreased to an expense of approximately $902,000 for the nine months ended June 30, 2000 from income of approximately $453,000 for the nine months ended June 30, 1999. The decrease was primarily the result of increased interest expense associated with the Company's revolving credit debt and acquisitions related debt incurred in November and December 1999. Additionally the Company experienced foreign exchange losses of approximately $311,000 for the nine months ended June 30, 2000 compared to foreign exchange gains of approximately $98,000 for the similar period of 1999.

Exclusive of the non-recurring adjustments mentioned above, net loss was approximately $2,053,000 for the nine months ended June 30, 2000, a decrease of approximately $2,200,000 compared to net income of approximately $912,000 for the nine months ended June 30, 1999. The decrease was the result of the items discussed above.

The Company has continued a program, begun in the second quarter of 2000, of closing its small office/warehouse facilities in Norway, Finland and the Netherlands. Orders from those countries will now be fulfilled from the Company's U.K. warehouse. Additionally the Company has reduced the head count in its foreign operations from 35 at September 30, 1999 to 22 as of August 18, 2000. The Company expects further reductions in head count subject to local employment regulations over the next several months. Monthly operating expenditures in the U.S. have been reduced through head count reductions, salary reductions for certain corporate personnel and the reduction of other expenditures. The Company intends to continue its efforts to reduce operating costs and increase revenue to return to profitability as soon as possible.

                        Changes in Financial Condition

The Company had cash and cash equivalents of $174,068 at June 30, 2000 compared to $1,395,310 at September 30, 1999. The cash used in operating activities of $2,163,350 for the nine months ended June 30, 2000 was $2,202,710 less than the cash provided by operating activities of $39,360 for the nine months ended June 30, 1999. The Company used approximately $673,000 and $184,000, respectively, to purchase property and equipment during the nine month periods ended June 30, 2000 and 1999. The Company had a working capital deficit of $2,640,861 at June 30, 2000 compared to working capital of $7,849,267 at September 30, 1999.

The decrease in working capital resulted principally from the reclassification of approximately $6,340,000 of long-term debt to current as explained below and increases in trade accounts payable, accrued liabilities, current maturities of long-term debt and revolving credit debt which more than offset increases in accounts receivable and inventories. These increases resulted from the Company's recent acquisition of two manufacturing companies.

The Company's revolving line of credit is formula-based and provides a borrowing arrangement based on a percentage of accounts receivable and inventory up to a maximum borrowing limit. As of June 30, 2000, Company advances under the line of credit totaled approximately $4.9 million and the Company had available to it approximately $1.2 million of additional borrowing capacity. Pursuant to the agreement with GECC substantially all cash received by the Company is deposited into a controlled lockbox and is swept on a daily basis to reduce the outstanding revolving line of credit balance thereby reducing the Company's interest expense.

Management believes that the Company's internally generated funds together with the existing revolving line of credit should be sufficient to meet working capital requirements in fiscal 2000. Management believes that improvement of the Company's working capital is critical to the Company's future operation. A $1.25 million equipment lease line has recently been obtained to fund needed capital expenditures. No amounts have yet been advanced under this facility. To improve its working capital position the Company is currently considering various alternatives, which include mortgaging real property used by the Company in its manufacturing operations in Mississippi, selling certain real property not used in such manufacturing operations and equity or debt offerings. The Company has no firm commitments for additional financing of any type and there can be no assurance that any financing, if obtained, would be on terms favorable to the Company.

The revolving credit agreement with GECC requires among other things that the Company have a consolidated net worth of $18 million followed by $25.5 million at September 30, 2000 and $27 million for each fiscal year after September 30, 2000. As noted in the Notes to the Financial Statements, the Company is not in compliance with the fixed charge ratio covenant in its credit agreement with GECC, which default has been waived by GECC. In addition, the Company expects that it will fail to comply with the requirement in the credit agreement with GECC that it maintain a minimum net worth of $25.5 million at September 30, 2000. The Company has reclassified approximately $6,340,000 of long-term debt to current because it was not in compliance with certain of the GECC loan covenants at June 30, 2000 as explained above. The Company has obtained from GECC a waiver of such covenant violations. The Company is in the process of seeking future relief from GECC covering the remaining term of the revolving credit agreement. There can be no assurances that the GECC will grant the requested covenant relief nor that the Company will not require further waivers and/or amendments to the credit agreement or that GECC will grant such further waivers and/or amendments.

Part II Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 6, 2000, the Company held its Annual Meeting of Shareholders.

         At the meeting, the shareholders elected F. Wayne Ballenger, David P. Bertrand, M. F. Florence, Jana Mitcham, Gregory Pusey, Pailla M. Reddy and Neil
S. Sirkin as directors. Each of the nominees received votes from shareholders representing 5,378,177 shares in favor, with 1,141 shares voting to withhold authority for election.

         The shareholders also considered an amendment to the Company's 1995 Stock Option Plan to increase by 1,100,000 the number of shares of common stock available for Plan purposes. This measure was approved with 2,781,679 shares voting for, 59,297 shares voting against, and 5,535 shares voting to abstain.
A total of 2,538,342 shares would be regarded as broker non-votes.

         The shareholders also approved the conversion of 221,127 shares of the Company's Series A Preferred Stock to 2,211,270 shares of the Company's common stock with 2,799,765 shares voting for, 41,881 shares voting against, and 4,865 shares voting to abstain. A total of 2,537,672 shares would be regarded as broker non-votes.

ADVANCED NUTRACEUTICALS, INC.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ADVANCED NUTRACEUTICALS, INC.
                                  (Registrant)


           Dated: August 21, 2000       By: /s/ John R. Brown, Jr.
                                           -------------------------------
                                                John R. Brown, Jr.
                                             Vice President - Finance
                                           and Chief Accounting Officer