Form 10-K
period 2000-09-30
ADVANCED NUTRACEUTICALS INC/TX
filed 2001-01-16
CIK 913614

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

      X   Annual Report Under Section 13 or 15(d) of The Securities Exchange Act
      -
          of 1934 (Fee Required) for the Fiscal Year Ended September 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on January 10, 2001 was $2,247,000.

The number of shares outstanding of the Registrant's common stock on January 10, 2001 was 8,019,865.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement, which is expected to be filed within 120 days of the end of the Registrant's fiscal year, ended September 30, 2000.

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

                                     PART I

                                ITEM 1. BUSINESS

     Advanced Nutraceuticals, Inc. ("ANI" or the "Company") was organized in March 2000 to be the holding company for Nutrition For Life International, Inc. ("NFLI") and NFLI's subsidiaries. NFLI has been engaged in the sale of nutritional supplements and other consumer products through a network marketing system since 1983. In late 1999, the Company acquired Bactolac Pharmaceutical Inc. ("Bactolac") and ASH Corp. ("ASHCO"), manufacturers of nutraceutical and pharmaceutical products. The Company adopted the holding company structure to better reflect the diversification of its operations and to improve its organizational structure for its acquisition program.

     On December 29, 2000, ANI entered into a definitive agreement to sell NFLI. Closing of the sale is subject to approval of the Company's shareholders and senior lender, as well as customary closing conditions. As a result of the pending sale, the network marketing operations of NFLI are treated as discontinued operations in the Company's financial statements. Assuming the completion of the sale, the Company's business operations will consist of the manufacture of nutraceutical and pharmaceutical products by Bactolac and ASHCO.

     Bactolac is engaged in the formulation, manufacturing and packaging of encapsulated and compressed tablets and powder blended vitamins and related nutritional supplements. ASHCO, which is operated as a division of Bactolac, is engaged primarily in the contract manufacture of liquid and powder pharmaceutical products. Bactolac and ASHCO provide private label contract and over-the-counter manufacturing services to various companies engaged in the marketing and distribution of vitamins, mineral supplements, herbs and other health and nutrition consumer products and over-the-counter drugs.

     The Company's near term strategy is to strengthen its financial position and to expand and diversify its revenue base. The Company believes it can successfully implement this strategy by completion of the sale of NFLI, improved management of its working capital assets, and aggressive efforts to obtain new customers by emphasizing its cost effective and high quality manufacturing operations.

     The Company's long-term strategy, which commenced with its acquisitions of Bactolac and ASHCO, is to pursue strategic acquisition opportunities in the manufacturing and distribution segments of the nutritional and pharmaceutical industries. Due to the operating losses of NFLI, management of the Company determined that for the near term, it would not be feasible to attempt to acquire additional companies. With the pending sale of NFLI, the Company anticipates refocusing on select acquisition candidates.

                           MANUFACTURING OPERATIONS

Products and Manufacturing

     The Company has significant internal manufacturing competencies in the following distinct areas: over the counter liquids and powder manufacturing, bottling and packaging; powder blending, filling; and capsule and tablet manufacturing, filling and packaging. The Company currently manufactures its products in two facilities. In September 2000, the Company commenced relocation to a state-of-the-art facility that more than doubled the Company's previous capacity for manufacturing capsules and tablets. The facility is located in Hauppauge, New York. The Company also operates an over the counter liquids production facility located in Gulfport, Mississippi. The Company is continuously upgrading its facilities and enhancing its manufacturing capabilities through new equipment purchases.

     The Company manufactures at its Hauppauge facility a comprehensive assortment of vitamin, mineral and nutritional supplement products, which include vitamins C and E, beta carotene, magnesium, folic acid, calcium and potassium, as well as various herbs such as Echinacea, St. John's Wort, Ginko Biloba, Saw Palmetto and Ginseng and various multivitamin combinations. The Company has the capacity to produce millions of tablets per day using technologically advanced high-speed manufacturing equipment. The Company is in the process of developing fully automated packaging lines. At its Gulfport facility, the Company manufactures liquids, tablet, powders, and over the counter drugs. Examples of the products that it produces include liquid antacids, cough and cold syrups and elixirs, acetaminophen elixirs, baby powders, medicated powders. antifungal powders and other consumer products.

     The Company is committed to providing high quality products. The Company's facilities are designed to meet USP compliance standards. The Company's quality management systems are detailed and rigorous, and include analytical processes and procedures. The quality management systems also include well equipped and professionally staffed analytical laboratories to assure raw material acceptance as well as in-process and finished product evaluation for compliance to specification. The Company's OTC pharmaceutical products are also subject to shelf life stability testing through which the Company determines the effects of aging on its products. The Company's product retention program allows the Company the ability to maintain samples from each product batch shipped and, when appropriate, to analyze such samples for product quality.

     The Company focuses on maximizing buying power through volume leverage with a smaller select supplier base. As a result of this effort, material supply savings have been achieved. In addition, key supply relationships have been established with raw material and packaging suppliers who bring significant financial, technical, quality and service resources to the Company

     The Company believes its current manufacturing facilities and efficiencies, as well as, laboratory and quality control capabilities, are a major factor in customer relationships. The standards for formulating, manufacturing and labeling nutritional and pharmaceutical products should, in the opinion of management, assist the Company in serving its present and future customers and, ultimately, the consumer.

Customers and Markets

     The Company manufactures a broad range of products and uses a variety of methods to market and sell its products and services; these include word of mouth, management and sales personnel, contract sales representatives, referrals, trade show participation, trade journal advertising and press publicity as well as reliance on name recognition and reputation in the industry.

     During the first quarter of the new fiscal year, the Company has concentrated on increasing its customer base through expanded marketing and sales efforts. The Company has engaged independent sales agents with established customer relationships and has developed marketing materials in addition to commencing attendance at trade shows. As a result of these activities the Company has entered into negotiations and talks with several new potential customers.

     In the fourth quarter ended September 30,2000, Bayer Corporation informed the Company that it decided to internally produce most of the products produced at ASHCO's facility by the Company for Bayer. Bayer accounted for 31% of the Company's consolidated sales for the fiscal year ended September 30,2000 (from continuing operations) while generating 15% of the Company's consolidated gross profit. ASHCO has expanded its marketing efforts by engaging independent sales agents with established customer relationships and expanding sales opportunities with customers other than Bayer. In addition, ASHCO has initiated a cost containment program aimed at reducing its expenses at its Gulfport facility.

Research and Development

     The primary areas of the Company's research and development activities are assisting customers in the development of new products and enhancement of existing products. Such assistance is normally in the form of product component identification and formulation, as well as product and packaging trends. In addition, as part of its quality control procedures the Company produces pilot or sample runs of product formulation prototypes to ensure stability and/or efficacy and to determine ingredient interaction. The Company has implemented quality control procedures to verify that all products comply with established specifications and standards in compliance with both USP and Good Manufacturing Practices promulgated by the Food and Drug Administration. Research of this type is a part of the operating expenses incurred by the Company, and the associated costs of research and development activities have not been significant to date.

Sources and Availability of Raw Materials

     Raw materials used in the Company's products consist of nutrient powders, excipients, empty gelatin capsules, and necessary components for packaging and distribution of finished vitamin and nutritional supplement products. The nutrient powders and the empty gelatin capsules are purchased from manufacturers in the United States, and foreign countries. Pharmaceutical ingredients used in products manufactured by the ASHCO division are purchased from reliable sources in the United States. All materials procured by the Company undergo quality control review to ensure conformance to product specification prior to acceptance and release into materials inventory. To date, the Company has not experienced any difficulty in obtaining adequate sources of supply. Although there can be no assurance that the Company will continue to be able to obtain adequate sources in the future, the Company believes that it will be able to do so.

Competition

     The Company's products are sold primarily in domestic as well as limited foreign markets in competition with other private label manufacturing and marketing companies. The vitamin, nutritional supplement and over-the-counter pharmaceutical industry is highly competitive, and competition continues to increase. Competition for the sale of products comes from many sources, including companies which sell pharmaceuticals and nutraceuticals to supermarkets, large chain discount retailers, drug store chains and independent drug stores, health food stores, pharmaceutical companies and others who sell to wholesalers, as well as mail order vendors, eCommerce and network marketing companies. The Company does not believe it is possible to accurately estimate the number or size of its many competitors as the vitamin industry is largely privately held and highly fragmented.

     The Company believes the industry continues to see significant consolidation as merger and acquisition activity was reported to total over $4 billion in transactions during the first half of calendar 2000. Many industry experts expect this activity to continue for the foreseeable future in food and nutrition companies, multilevel marketing organizations and eCommerce internet firms.

     The Company believes competition among manufacturers of over-the-counter pharmaceuticals, vitamin and supplement products is based, among other things, on price, timely delivery, product quality and consistency, safety, availability, product innovation, marketing assistance and customer service. The competitive position of the Company will likely depend upon continued acceptance of its products, its ability to attract and retain qualified personnel, future governmental regulations affecting the Company's products as well as the publication of vitamin product safety and efficacy studies by the government and authoritative health and medical authorities.

     Based on industry data, the botanicals and supplements industry experienced a 30% sales growth in calendar year 1998, while 1999 experienced a decelerating growth rate of 7.8%. Intense competition among industry members during the same period narrowed overall operating margins from 9.7% to 4.3%. The industry is believed to be moving into a mature stage where greater price pressure and modest market expansion will continue to increase competition.

     The Company's operations are subject to the risks normally associated with manufacturing vitamins, nutritional and pharmaceutical products, including shortage of certain raw materials.

Employees

     At September 30, 2000, the Company employed 113 full time employees in its continuing operations, with 3 employed in holding company executive management while the remaining employees are engaged in management and sales, quality control, production and administration. At September 30, 2000, NFLI employed 145 persons; 115 of whom are employed in the U.S. The majority of NFLI's employees are office, clerical and warehouse employees.

     The Company has never experienced a work stoppage, and none of its employees are currently represented by a union or any other form of collective bargaining unit. The Company believes its relations with its employees are good.

Government Regulation

     The formulation, manufacturing, packaging, labeling, advertising and distribution of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("DOA") and the Environmental Protection Agency ("EPA"). These activities are also regulated by various agencies of the states and localities in which the Company's products are sold, including without limitation the California Department of Health Services, Food and Drug branch. The FDA in and FTC particular regulate the advertising, labeling and sales of vitamin and mineral supplements and may take regulatory action concerning medical claims, misleading or untruthful advertising, and product safety issues. These regulations include the FDA's Good Manufacturing Practices ("GMP") for foods. Detailed dietary supplement GMPs have been proposed but no regulations have been adopted. Additional dietary supplement regulations were adopted by the FDA pursuant to the implementation of the Dietary Supplement Health and Education Act of 1994 ("DSHEA").

     The Company may be subject, from time to time, to additional laws or regulations administered by the FDA or other Federal, State or foreign regulatory authorities, or to revised interpretations of current laws or regulations. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the Company to: reformulate certain products to meet new standards; recall or discontinue certain products not able to be reformulated; expand documentation of the properties of certain products; expand or provide different labeling and scientific substantiation; or, impose additional record keeping requirements. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial position.

                         DISCONTINUED OPERATIONS- NFLI

     On December 29, 2000, the Company signed a definitive agreement to sell Nutrition For Life International, Inc. ("NFLI") to Everest International, L.L.C. ("Everest"). The agreement provides for $5 million in cash at closing subject to a working capital adjustment and a $5 million note, payable based on a ten-year amortization with quarterly payments for three years and a final balloon payment at the end of the third year. In addition, Bactolac will enter into a product supply agreement with NFLI and will receive a $650,000 note due in one year and a day from closing, relating to inter-company debt. The purchase price may also be increased up to an additional $750,000, depending upon future operating results of NFLI's Japanese operation. The transaction is subject to approval by the Company's stockholders and its senior lender and customary closing conditions.

     As the Company's Board of Directors approved the sale of NFLI, the Company's consolidated financial statements and related notes thereto have been restated to present the operations of NFLI as discontinued operations. For further discussion see Notes 3 and 4 of the Notes to Consolidated Financial Statements in Item 8 herein.

     Distribution and Marketing

     NFLI develops products that are designed for health-conscious consumers, and sells those products to consumers through its network of independent distributors. Distributors are independent contractors who purchase products directly from NFLI for their own use and for resale to retail consumers. Distributors may elect to work on a full-time or part-time basis. Distributors' revenues are derived from several sources. First, distributors may receive revenues by purchasing NFLI's products at wholesale prices and selling those products to customers at retail prices. Second, distributors earn the right to receive commissions upon attaining the level of "executive." Executive level distributors may earn commissions on product purchases by other distributors in their downline organization.

     In July 1996 NFLI entered into an Administrative and Consulting Services Agreement (the "1996 Agreement") with Distributor Services, L.L.C. ("DS"). DS is an affiliate of Nightingale-Conant ("NC"), at the time a major supplier of self improvement materials to NFLI. The 1996 Agreement provided that, except to the extent NFLI produced its own material in-house, DS had the exclusive right to produce and sell all of NFLI's recruiting and training material. Such materials were to be produced and marketed at the expense of DS and DS was entitled to all revenues received from the sales of such materials. DS was also granted the exclusive right to produce, organize and sell, at its own expense, admission to all Company sponsored recruiting or promotional events and to receive all revenues therefrom. NFLI purchased product and services in the aggregate of approximately $350,000, $607,000 and $4,387,000 from DS and NC in the years ended September 30, 2000, 1999 and 1998, respectively. Kevin Trudeau, formerly a key distributor of NFLI, was principally responsible for DS's performance in connection with the 1996 Agreement.

     In August 1998, NFLI and Kevin Trudeau entered into an agreement regarding the termination of Mr. Trudeau's distributorship and in October 1998, NFLI, DS and NC entered into a severance agreement terminating the 1996 Agreement. NFLI is now internally providing the services previously performed by DS. NFLI now produces, organizes and, when appropriate, sells admission to its recruiting and promotional events and retains all such revenue. Additionally, existing in-house staff, facilities and certain executive distributors are being utilized to produce NFLI's recruiting and training materials, including its monthly Business Training System.

     NFLI provides a program, Order Assurance Program, whereby distributors may enroll in a minimum ordering program in order to enhance their eligibility for commissions. Minimum orders ranging from $41 to $301 per month are automatically placed by credit card or check. Differing amounts for the optional Order Assurance Program ("OAP") exist to allow generation of sales volume at various levels that generally correspond to commission and bonus qualification levels, i.e., $100 is the minimum sales volume to remain an active executive; $100 is the minimum sales volume qualification level for the car bonus program; $160 is the minimum sales volume to be eligible for gold executive; $300 is the minimum sales volume requirement to be a platinum executive; and $300 is the minimum sales volume qualification level for the house payment program. Therefore, the OAP promotes sales for NFLI and the distributors participating in bonus programs. The OAP was initiated in fiscal 1993. The OAP is voluntary and no restrictions are placed upon any participant's ability to exit the OAP. As of September 30, 2000, 1999, and 1998, respectively, there were approximately 23,703, 29,000, and 35,000 distributors enrolled in the OAP.

     Prior to June 1, 1999 NFLI sold product redemption certificates to distributors who were enrolled in NFLI's OAP. Revenues were recorded when these certificates were redeemed for product. However, if the certificates were not redeemed for product, NFLI recorded revenues ratably over a 150-day period commencing with the ending of the expiration period of 120 days.

     Subsequent to June 1, 1999 NFLI began shipping product packs for most OAP purchases, the shipment of which results in the recognition of revenue. NFLI now only sells product redemption certificates for certain "big ticket" items. Such certificates must be redeemed for the specified item upon accumulation of the required number of certificates.

     Markets

     The following chart sets forth the countries in which NFLI currently operates, the year operations were commenced in each country, and historical sales information by country during the periods indicated.

                                                 Year Ended September 30
                                                 -----------------------
                                                     (in Thousands)
              Country             Year Entered   2000     1999     1998
              -------             ------------  -------  -------  -------
              United States           1984      $42,800  $57,900  $60,400
              Canada                  1993        3,600    3,100    4,800
              Puerto Rico             1994           --      100      200
              Europe                  1996        4,200    4,700    3,500
              Philippines             1993          600      800      700
              Japan                   1999        2,000       --       --

     The uncertain Asian economic situation has had a negative impact on NFLI's operations in the Philippines. The exchange rate between the Philippine peso and the US dollar has declined from approximately 28 to 1 at the formation of that subsidiary to approximately 41 to 1 as of September 30, 1999. NFLI has realized exchange rate gains (losses) of approximately $ (146,000), $72,500, and $(212,000) for the years ended September 30, 2000, 1999 and 1998, respectively, in the Philippines. NFLI sold the operations in the Philippines effective September 1, 2000, resulting in an immaterial loss on the sale transaction.

     Products

     NFLI markets and distributes an extensive product line of approximately 500 items in nine different categories: (1) vitamins, minerals and antioxidants; (2) Nutique personal care items; (3) food and weight management items; (4) herbal formulas; (5) homeopathic and special formulas; (6) cleaning concentrates; (7) filtration systems; (8) self-improvement programs; and (9) services. The line consists of primarily consumable products that are designed to target the growing consumer interest in natural health alternatives for nutrition and personal care. In developing its product line, NFLI has emphasized quality, purity, potency, and safety.

     Vitamins and minerals and antioxidants. NFLI markets 44 vitamin and mineral products that are offered in a variety of combinations including NFLI's proprietary Grand Master(R), Master-Key-Plus(R), and OraFlow Plus(R) formulations.

     JaNique. NFLI markets a high-quality cosmetics offering providing the latest American and European technologies. The line consists of foundations, eye shadows, blushes, lipstick, powders, mascaras, lip and eye pencils and specialty color items.

     Nutique personal care items. NFLI markets 42 Nutique hair and skin care products including skin care formulas for men and women, shampoo and conditioner, hand and body lotions, sunscreen, an alphahydroxy acid skin rejuvenating complex, and a thigh creme. Each of these products contains ingredients that are formulated to promote healthier looking skin and hair.

     Food and weight management items. NFLI markets 84 food and weight management products. These include a whey beverage in five flavors, the Nutri-Mac line of pastas, the Nutri-Blend flour and baking mixes, instant food shakes, fiber products, the Nutri-Cookie(R), and Lean Life(R), a herbal weight management formulation, and a line called Heartful Gourmets(R), which are soy-based meals and snacks.

     Herbal formulas. NFLI's 33 herb and herbal formulation products are produced using only natural ingredients and are precisely measured and carefully processed into a convenient tablet or capsule form. The line consists of many traditionally popular herbs such as alfalfa, ginkgo biloba, garlic, Cat's Claw, and St. John's Wort, as well as special blends developed by NFLI.

     Homeopathic and special formulas. Homeopathic remedies, when prepared in minute amounts, mimic disease symptoms and stimulate the body's defense systems. NFLI offers 76 homeopathic remedies that have been formulated in accordance with the Homeopathic Pharmacopoeia of the United States. In addition, NFLI markets a variety of other special formula products including shark cartilage liquid and capsules, pain relief formulations, cough syrup, digestive aids, sports massaging gel, a special formula dentifrice and special phytochemical products.

     Cleaning concentrates. NFLI markets household cleaning products that are non-volatile and biodegradable. There are 29 products, including a liquid hand and body soap, dishwasher concentrate, laundry concentrates, laundry softener, a heavy duty cleaner-degreaser, and a pine disinfectant, and a line of anti-microbial and anti-viral disinfectants.

     Filtration systems. NFLI markets 17 products designed to test or improve the quality of air and water, including electrostatic air filters and water filtration systems.

     Self improvement programs. NFLI markets a number of motivational and self improvement tapes and other products. NFLI internally produces such tapes to supplement tapes available from third party suppliers.

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

     During the last three fiscal years, no single product has accounted for 10 percent or more of NFLI's revenue. NFLI continually seeks to identify, develop and introduce innovative, effective and safe products. During the fiscal years ended September 30, 2000, 1999, and 1998, the approximate number of new products and services introduced by NFLI was 88, 36, and 16, respectively. Management believes that its ability to introduce new products increases its distributors' visibility and competitiveness in the marketplace.

     NFLI maintains significant amounts of products in its inventory to meet rapid delivery requirements of customers and to minimize product back orders, which historically have not been significant. Due to the nature of NFLI's business, NFLI typically does not carry a substantial backlog of orders.

     Consumer Product Warranties and Returns

     NFLI's product warranties and policy regarding returns of products are similar to those of other companies in the industry. If a retail purchaser of any of NFLI's products is not satisfied with the product, he may return it to the distributor from whom he purchased it at any time within 30 days of his purchase. The distributor is required to refund the purchase price to the retail purchaser. The distributor may then return the unused portion of the product to NFLI for an exchange of equal value. The manufacturers of those products warrant most products against defect. Most products returned to NFLI, however, are not found to be defective in manufacture. As a result, NFLI at its cost replaces most products returned to NFLI.

     Management Information System

     NFLI completed the installation of SAP(R), an enterprise wide state-of-the-market computer information system during 1998. The total cost, including implementation and training, was approximately $3,000,000. NFLI has entered into a lease arrangement for a portion of this system. Currently, NFLI has elected to maintain the current SAP software installation at NFLI and not upgrade to a newer version. NFLI is evaluating its options regarding maintenance and support agreements covering the system.

     Manufacturing and Supplies

     During the past three fiscal years NFLI purchased all of its vitamins, nutritional supplements and all other products from third parties that manufacture such products to NFLI's specifications and standards.

     In July 1998, NFLI entered into an agreement with VitaRich Laboratories, Inc. ("VitaRich") in which NFLI agreed to advance VitaRich up to $800,000 to secure the purchase of a sufficient quantity of certain nutritional supplement raw materials to meet NFLI's anticipated need for rapid delivery of product and to obtain such product at discounted prices. The agreement is for three years and requires that NFLI provide VitaRich with periodic estimates of anticipated needs, as well as actual use rates of the requested product.

     NFLI made an initial deposit of $400,000 to VitaRich and has agreed that it will maintain a deposit in the amount of 40% of its outstanding purchase orders with VitaRich. VitaRich is required to use the deposit for the purchase of raw material and the processing of finished product in sufficient kinds and quantifies to enable NFLI to (i) meet its anticipated need for the product, (ii) maximize the costs savings to VitaRich and provide NFLI with reduced prices through the purchase of bulk quantities of raw materials, and (iii) enable VitaRich to meet NFLI's rapid delivery requirements.

     Unless the agreement is terminated before its expiration, NFLI is not required to make additional deposits beyond the third year. Additionally, VitaRich is required to repay any outstanding deposits by crediting NFLI with an amount equal to 10% of each purchase order placed by NFLI until such time as all advances have been repaid. NFLI has a first priority security interest in all of VitaRich's interest in the inventory, warehouse receipts, documents of title, accounts receivable and proceeds of insurance related to the raw materials purchased by VitaRich on behalf of NFLI. As of September 30, 2000, the outstanding advance to VitaRich was $262,859.

     NFLI does not have long term supply agreements with any vendor other than VitaRich. Although NFLI believes that it could establish alternate sources for most of its products, any delay in locating and establishing relationships with new sources could result in product shortages and back orders for the products, with a resulting loss of revenues to NFLI. In addition, such delays could interrupt growth of product sales and distributor recruitment.

     Trademarks and Service Marks

     Most products are packaged under NFLI's "private label". NFLI has registered trademarks with the United States Patent and Trademark Office for its Master Key Plus(R), Oraflow Plus(R), LeanLife(R), Nutri-Cookie(R), Requin 3(R), Grand Master(R), Phytonol(R), BioWater(R), E-Lemonator(R), Phytogreen(R), BioGlow(R), BioRub(R), Whey-To-Go(R), Heartful Gourmets(R), Lifedial Plus(R), Arthro Support Tri-Pack(R), Enviro Defense System(R), NutriBuddies(R), ,and Nutrition For Life(R). It has applied for trademark registration for its Snoreless(TM), ItchBuster(TM), Healthy Chocolates(TM), Soy B-Nuts(TM), JaNails(TM), Kholesterol-Blocker(TM), Healthy Start(TM), O2 Support(TM), Ki.Sweet(TM), Immune Support(TM), and PyruBalance(TM).

     Competition

     NFLI competes with many companies marketing products similar to those it sells and markets. It also competes intensely with other network marketing companies in the recruitment of distributors. NFLI's ability to remain competitive depends, in significant part, on its success in recruiting and retaining distributors. There can be no assurance that NFLI's programs for recruitment and retention of distributors will be successful in the future.

     There are many network marketing companies with which NFLI competes for distributors. Some of the largest of these are Amway, Nature's Sunshine, Inc., Herbalife International, Inc., and Rexall Sundown, Inc. Each of these companies is substantially larger than NFLI and has significantly greater resources. NFLI competes for distributors by means of its marketing program that includes its commission structure, training and support services, and other benefits.

     Not all competitors market all types of products marketed by NFLI, and some competitors market products and services in addition to those marketed by NFLI. For example, some competitors are known for and are identified with sales of herbal formulations, some are known for and are identified with sales of household cleaning and personal care products, and others are known for and are identified with sales of nutritional and dietary supplements. NFLI's principal methods of competition for the sale of products are its responsiveness to changes in consumer preferences and its commitment to quality, purity, and safety.

     Government Regulation

     The manufacturing, processing, formulation, packaging, labeling and advertising of NFLI's products are subject to regulation by federal agencies, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service and the United States Environmental Protection Agency. These activities are also subject to regulation by various agencies of the states and localities in which NFLI's products are sold.

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

     The Dietary Supplement Law broadly regulates nutritional labeling requirements for dietary supplements. The final regulations were published September 23, 1997. Provisions relating to notification to FDA of product label claims considered "Statements of Nutritional Support" and provisions relating to new dietary ingredients became effective October 23, 1997. Regulations specifying product label content became effective March 23, 1999. More detailed regulations regarding claim language became effective January 7, 2001.

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

     The Dietary Supplement Law also provided for the formation of a Presidential Commission on Dietary Supplement Labels, requiring it to consider and comment upon informational dietary supplement issues. The Commission issued its non-binding final report on November 24, 1997. The report's findings are similar, yet distinct from, the regulations enacted by the Dietary Supplement Law. The report addressed a broad range of issues, including the need for increased consumer education of dietary supplement products and increased responsibility on the part of manufacturers and distributors regarding the safety of dietary supplement products. NFLI cannot determine what effect the report will have on its business in the future, or whether the report will lead to any additional legislative or regulatory intervention.

     The FDA also regulates the formulation and manufacture of dietary supplements distributed by NFLI. In February 1997 the FDA published proposed regulations for the manufacture of dietary supplements. These regulations, if finalized would require at least some of the quality control provisions related to drugs to be applied to nutritional supplements. NFLI believes that it complies with good manufacturing practices for foods, as currently required by the FDA.

     The Federal Trade Commission ("FTC") regulates advertising of NFLI's nutritional and dietary supplement products, cosmetics and over-the-counter drugs. The Federal Trade Commission Act prohibits unfair or deceptive trade practices and false or misleading advertising. The FTC has recently been very active in its enforcement of advertising against manufacturers and distributors of nutritional dietary supplements having instituted several enforcement actions resulting in signed agreements and payment of large fines. Although NFLI has not been the target of a FTC investigation, there can be no assurance that the FTC will not investigate NFLI's advertising in the future.

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

     NFLI is unable to predict the nature of any future laws, regulations, interpretations, or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products not possible to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation regarding product ingredients, safety or usefulness. Any or all such requirements could have a material adverse effect on NFLI's results of operations and financial condition.

     NFLI's network marketing system is subject to governmental laws and regulations generally directed at ensuring that product sales are made to consumers of the products and that compensation and advancement within the marketing organization is based on sales of products rather than investment in the organization. These laws and FTC regulations include the federal securities laws, matters administered by the FTC and various state anti-pyramid and business opportunity laws. Although NFLI believes that it is in compliance with all such laws and regulations, NFLI remains subject to the risk that, in one or more of its present or future markets, its marketing system or the conduct of certain distributors could be found not to be in compliance with applicable laws or regulations.

Failure by NFLI or significant distributors to comply with these laws and regulations could have an adverse material effect on NFLI in a particular market or in general.

     NFLI's products are subject to regulation by foreign countries where they are sold. Government regulations in foreign countries where NFLI plans to commence or expand sales may prevent or delay entry into a market or prevent or delay the introduction or require the reformulation or relabeling of certain of NFLI's products.

     Employees

     At September 30, 2000, NFLI employed 145 persons; 115 of whom are employed in the U.S. The majority of NFLI's employees are office, clerical and warehouse employees. NFLI believes that its relationship with its employees is good.

                                 RISK FACTORS

     Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Report, including without limitation in conjunction with the forward-looking statements included in this Report, and the following risk factors.

     Risks Related to the Company and its Continuing Operations

     Recent Losses. The Company has incurred losses in each of the fiscal years
     -------------
ended September 30, 2000, 1999 and 1998. The losses were incurred from the operations of NFLI, which are expected to be discontinued as the result of a pending sale. The Company experienced declines in net sales for the network marketing business operated by NFLI during each of those years when compared to the preceding fiscal year. In addition, the Company experienced increased costs in each of those years. Particularly in view of the Company's increased level of expenditures, the Company's future financial condition and operating results could be negatively impacted if the Company is not successful in completing the NFLI sale. The Company completed the acquisitions of Bactolac and ASHCO in late 1999. Although those operations had income before income tax expense in the fiscal year ended September 30, 2000, because of the brief operating history, future profitable operations cannot be predicted with certainty.

     Sale of NFLI. On December 29, 2000, ANI signed a definitive agreement to
     ------------
sell NFLI and NFLI's subsidiaries in the network marketing business. The sales price consists of $5,000,000 in cash, subject to a working capital adjustment at closing, and a $5,000,000 note payable based upon a ten year amortization schedule with quarterly payments for three years and a final balloon payment at the end of the third year. The purchase price may also be increased up to an additional $750,000, depending upon future operating results of NFLI's recently established Japanese subsidiary. The note will be subordinate to the purchaser's secured lender and will be without recourse to the purchaser. Accordingly, collectability of the note will depend upon the success of operations of NFLI after the closing of the sale, including NFLI's ability to service its debt with its senior lender.

     The working capital adjustment will be based upon an adjusted working capital calculation using $1,000,000 as a base figure. If at closing the computation yields more or less than $1,000,000, the purchase price will be adjusted accordingly. As of November 30, 2000, such computation would have resulted in a base amount deficit and if the sale were closed as of that date, the $5,000,000 cash purchase price would have been decreased to approximately $ 3,600,000. It is currently unknown what adjustment will be made at closing as this will depend upon a number of factors, primarily future operations of NFLI. If the working capital adjustment results in a significant reduction in the purchase price, or if the future operations of NFLI are not sufficient to repay the note, the financial position and liquidity of ANI would be adversely affected.

     Secured Lender Relationships. In connection with the acquisitions of
     ----------------------------
Bactolac and ASHCO, the Company entered into a credit facility, and through Bactolac, assumed a mortgage obligation outstanding on the ASHCO facility. As of September 30, 2000, the balances outstanding on those obligations amounted to $6,590,082 and $1,350,053, respectively. The Company has not been in compliance with certain covenants under the credit facility and has been granted waivers by the lender and, in the case of the mortgage obligation, has been granted extensions of the original due date of the loan. The Company is attempting to amend its credit agreements and believes based on its discussion with the lenders, that it will be successful in such efforts. If the Company's secured lenders will not modify the agreements or continue to work with the Company in granting waivers and extensions, until such time as the Company may be able to modify, refinance or repay such obligations, the financial position and liquidity of the Company would be adversely affected.

     Replacement Of Principal Customer Of ASHCO. Approximately 31% of the
     ------------------------------------------
Company's sales from continuing operations in the fiscal year ended September 30, 2000 were made to Bayer Corporation. During the fiscal year, Bayer informed ASHCO that, effective January 1, 2001, it intended to produce in-house products which had been produced for it by ASHCO. ASHCO is aggressively attempting to expand its customer base to compensate for the loss of the Bayer business and has initiated a cost containment program. Failure to replace this substantial customer, or the inability to substantially reduce ASHCO's operating expenses, would have an adverse effect on the Company's business and financial condition.

  Dependence on Key Personnel.  ANI's future success depends on the continued
  ---------------------------
availability of certain key management personnel, including Dr. P.M. Reddy, founder of Bactolac and Director of ANI, and Greg Pusey, Chairman, Director and Chief Executive Officer of ANI. ANI has obtained "key man" insurance on the life of Dr. Reddy with the benefit amount to ANI of $7,000,000. ANI's growth and profitability also depends on its ability to attract and retain other management personnel.

  Nasdaq Listing.  The Company's common stock is currently traded under the
  --------------
symbol - ANII, on the Nasdaq National Market System ("NMS"). The Company's common stock has failed to maintain a minimum market float of $5,000,000 and a minimum bid price of $1.00 over a thirty day consecutive trading period. Accordingly, the Company has been informed by Nasdaq that its common stock is subject to delisting. The Company plans to appeal the delisting and request a hearing. Should the Company's shares be delisted from NMS, and be quoted on either the "bulletin board," or the "pink sheet" system, it could have a negative impact on the trading activity and price of the Company's common stock as well as the Company's ability to raise additional equity capital and/or consummate additional acquisitions

  Government Regulations.  The manufacturing, processing, formulation and
  ----------------------
packaging of the Company's products are subject to regulation by federal, state and foreign agencies, including the United States Food and Drug Administration (the "FDA"), the Federal trade Commission, the Consumer Product Safe Commission, the United States Department of Agriculture, the United States Postal Service and the United States Environmental Protection Agency. Such agencies have a variety of remedies and processes available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, by requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure, imposing civil penalties, or commencing criminal prosecution.

  There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company will not result in a material adverse effect on the Company's business, financial condition or results of operations. The Company also cannot predict whether new legislation regulating its activities will be enacted, which new legislation could have a material adverse effect on its operations.

  Product Liabilities.  The Company, like other manufacturers and distributors
  -------------------
of products that are ingested, faces an inherent risk of exposure to product liability claims if, among other things, the use of its products results in injury. The Company currently has product liability insurance for its operations in amounts the Company believes are adequate for its operations. There can be no assurance, however, that such insurance will continue to be available at a reasonable cost, or if available, will be adequate to cover liabilities.

  Ability to Implement Business Strategy; Integration of Acquisitions.  The
  -------------------------------------------------------------------
Company's future results and financial condition are dependent on the successful implementation of its business strategy. A key component of the Company's long-term business strategy involves strategic acquisitions. With the 1999 acquisitions of ASHCO and Bactolac, the Company has expanded its operations to include the manufacture of pharmaceutical products and nutritional supplements. Although the Company believes that its business strategy will enable it to improve its financial results, there can be no assurance that its strategy will be successful, that the anticipated benefits of its strategy will be realized, that management will be able to implement the strategy on a timely basis, that the Company will return to profitability levels previously experienced, or that losses will not be incurred in the future.

  The success of the Company will depend, in part, on the Company's ability to integrate the operations of the acquired companies. There can be no assurance that the Company's management team will effectively be able to oversee the combined entity and implement the Company's business strategy. Moreover, no assurance can be given that the Company will be able to successfully integrate the acquisitions of ASHCO and Bactolac or any future acquisitions without substantial cost, delays or other problems. The cost of integration could have an adverse effect on short-term operating results. Such costs could include severance payments, restructuring charges associated with the acquisitions and expenses associated with the change of control. There can be no assurance that the Company will be able to anticipate all the changing demands the acquisitions will impose on its management personnel, operational and management information systems and financial systems. The integration of newly acquired companies may also lead to diversion of management attention from other ongoing business concerns. Any or all of these factors could have a material adverse effect on the Company's business, financial condition or results of operations.

  Risks Related to Acquisition Financing; Leverage.  The financing for the
  ------------------------------------------------
acquisitions of Bactolac and ASHCO was provided primarily through a new lending arrangement that commenced in November 1999. The loan facility is secured by substantially all the assets of the Company and its subsidiaries. The loan agreement contains various covenants that require the maintenance of certain financial ratios, as well as additional covenants and significant restrictions on dividend payments, issuance of debt and equity, mergers, changes in business operations and sales of assets. These restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business or acquisition opportunities. If any covenant were breached without a waiver or renegotiation of the terms of that covenant, the lender could have the right to accelerate the payment of the indebtedness even if the Company has made all principal and interest payments when due. The Company has not complied with all of the covenants and has obtained waivers from the lender. The Company is attempting to amend its credit agreements and believes based on its discussions with such lenders that it will be successful in such efforts. If the Company continues to breach these covenants, or if the Company's operating revenues after the sale of NFLI were to be insufficient to pay debt service, there would be a risk of default and foreclosure on the Company's assets.

  Subject to future operating results and/or obtaining additional financing, the availability of which is not assured, the Company plans to seek additional acquisitions. The timing, size and success of the Company's acquisition efforts and any associated capital commitments cannot be readily predicted. The Company currently intends to finance future acquisitions by using shares of its stock, cash, borrowed funds (including the issuance of promissory notes to the sellers of the companies to be acquired) or a combination thereof. If the Company's stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept stock as part of the consideration for the sale of their businesses, the Company may be required to use more of its cash resources or more borrowed funds, in each case if available, in order to acquire additional companies. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings. There can be no assurance that the Company will be able to obtain any additional financing that it may need for future acquisitions on the terms that the Company deems acceptable.

  Dividends   The Company declared an initial cash dividend of $.02 per share of
  ---------
common stock in September 1996, and paid dividends quarterly until June 1998. The Company has not declared any dividends subsequent to June 1998. The Company's credit facility prohibits dividend payments without the consent of the lender. The determination of whether to pay dividends in the future will be made by the Board of Directors and will depend on the earnings, capital requirements, and operating and financial condition of the Company, among other factors. It is not anticipated that the Company will pay dividends in the fiscal year ending September 30, 2001 or in the foreseeable future.

  Competition. The market for the Company's products is highly competitive. The
  -----------
Company competes with other dietary supplement products and over-the-counter pharmaceutical manufacturers. Among other factors, competition among these manufacturers is based upon price. If one or more manufacturers significantly reduce their prices in an effort to gain market share, the Company's business, operations and financial condition could be adversely affected. Many of the Company's competitors, particularly manufactures of nationally advertised brand name products, are larger and have resources substantially greater than those of the Company. There has been speculation about the potential for increased participation in these markets by major international pharmaceutical companies. In the future, if not already, one or more of these companies could seek to compete more directly with the Company by manufacturing and distributing their own or others' products, or by significantly lowering the prices of existing national brand products. The Company sells substantially all of its supplement products to customers who re-sell and distribute the products.

  Risks Related to NFLI and the Company's Discontinued Operations

  Distributor Network.  NFLI's products are distributed through an extensive
  -------------------
network marketing system of distributors. Distributors are independent contractors who purchase products directly from NFLI for resale and/or for their own use. Distributors typically market NFLI's products on a part-time basis, and may engage in other business activities, including the sale of products offered by competitors of NFLI. NFLI has a large number of distributors, and a relatively small corporate staff to implement its marketing programs and provide motivational support. NFLI's future growth depends to a significant degree on its ability to retain and motivate its existing distributors and to attract new distributors by continuing to offer new products and new marketing programs. See "Product Competition and Competition for Distributors".

  Regulatory Scrutiny and Legal Proceedings.  NFLI's  network marketing system
  -----------------------------------------
is subject to governmental laws and regulations generally directed at ensuring that product sales are made to consumers of the products and that compensation and advancement within the marketing organization is based on sales of products rather than investment in the organization. These laws and regulations include the federal securities laws, matters administered by the Federal Trade Commission and various state anti-pyramid and business opportunity laws. Although NFLI believes that it is in compliance with all such laws and regulations, NFLI remains subject to the risk that, in one or more of its present or future markets, its marketing system or the conduct of certain distributors could be found not in compliance with applicable laws or regulations. Failure by NFLI or significant distributors to comply with these laws and regulations could have a material adverse effect on NFLI in a particular market or in general.

  To become a distributor of NFLI, a person must be sponsored by an existing distributor, sign the official Distributor Agreement, and purchase a "distributor success kit" from NFLI, which is currently priced at $49. NFLI's distributors earn the right to receive commissions upon obtaining the level of "executive." Executive level distributors may earn commissions on sales generated by other distributors in their downline organization. There are two ways for a distributor to meet the requirement to become an executive, which can be met the same day he or she enrolls as a distributor or over an extended period of time at the election of the distributor. NFLI previously used the terminology of "Instant Executive Program" to reference the qualifications for becoming an executive distributor on an accelerated basis. The Instant Executive Program, particularly as marketed by Kevin Trudeau, formerly a key independent distributor, and his marketing organization, was the subject of legal and regulatory scrutiny.

  In April 1996, the Attorney General of the State of Illinois (the "Attorney General") filed suit against the Trudeau Marketing Group, Inc., Kevin Trudeau and Jules Leib (the "Illinois Suit") alleging violations of the Illinois Consumer Fraud and Deceptive Practices Act and the Illinois Business Opportunities Sales Law of 1995 by, among other things, operating a "pyramid sales scheme." Mr. Leib worked with Mr. Trudeau and is an independent distributor of NFLI's products. In addition, the Illinois Secretary of State issued to Mr. Trudeau and the Trudeau Marketing Group a Summary Order to Cease and Desist prohibiting them from offering or selling "business opportunities" in the State of Illinois. Generally, a "business opportunity" is an agreement involving sales of products or services enabling the purchaser to start a business when the purchaser is required to pay more than $500. Many other states have "business opportunity" statutes.

  NFLI was not named as a defendant in the Illinois Suit, but NFLI's management viewed the Illinois Suit as an opportunity to discuss NFLI's marketing program and to resolve confusion surrounding the program. On July 16, 1996, NFLI entered into an "Assurance of Voluntary Compliance" (the "AVC") with the Illinois Attorney General. The AVC preserved the ability of a new distributor to become an executive distributor the day that he or she enrolls by purchasing at least $1,000 in qualifying products and by joining the Order Assurance Program and a business training program. Under the AVC, NFLI may maintain its same executive level qualifications, but to aid clarification, it will no longer use the "Instant Executive" designation. Other key features of the AVC focus on NFLI's commitment to: (a) create an official explanation of its marketing and compensation plan and to prohibit distributors from creating their own explanations of how the marketing and compensation plan works; (b) make clear that there are no mandatory purchases of product to become a distributor; (c) take further steps to stress distributor compliance with NFLI's policies and procedures; and (d) create a World Wide Web site on the Internet to provide more information about NFLI's products and programs. NFLI also agreed to provide distributor earnings disclosures and to make clear that executive distributors cannot earn commissions unless they are engaged in the sale of NFLI's products to consumers at retail, including procedures to verify retail sales. Specifically, an executive distributor will not be entitled to receive bonuses or commissions on downline sales unless within the preceding one month period the executive distributor has made at least five retail sales, or within the preceding two month period has made ten retail sales. NFLI also agreed to take additional steps to encourage distributors to redeem OAP certificates for product, to monitor customer purchases, and to make a contribution to the Illinois Consumer Education Fund.

  NFLI entered into similar agreements with the states of Florida, Hawaii, Idaho, Kansas, Kentucky, Michigan, Missouri, New Jersey and Pennsylvania. NFLI has agreed that in Florida, distributors who want to receive commissions must state, when placing orders, that they have sold to consumers 70% of their prior commissionable product purchase. NFLI has agreed to establish procedures to independently verify consumer sales on a random basis and to sanction distributors submitting false information. Compliance by NFLI with these agreements may make the program less attractive to distributors and prospective distributors. In particular, NFLI believes that the special requirements in the Florida agreement have had a negative impact on NFLI's ability to retain and attract distributors in Florida. These factors could negatively impact NFLI's future operating results. NFLI maintains an ongoing compliance program, which includes periodic reporting to the states.

  NFLI was informed that in July 1996, Mr. Trudeau signed a consent decree resolving the lawsuit with the Illinois Attorney General and entered into a settlement agreement with the Illinois Secretary of State resolving the Cease and Desist Order. Among other things, Mr. Trudeau agreed to abide by all applicable provisions of the AVC entered into between NFLI and the Illinois Attorney General. NFLI was also informed that Mr. Leib entered an Assurance of Voluntary Compliance with the Illinois Attorney General.

  In April 1996, NFLI received notice from the Securities and Exchange Commission of a formal order of private investigation into possible violations by NFLI of the federal securities laws. In December 1996 NFLI received a letter from the Securities and Exchange Commission notifying NFLI that the staff inquiry had been terminated and that no enforcement action had been recommended at that time to the Commission.

  In 1996 class action lawsuits were commenced against NFLI alleging, among other things, that NFLI's distributor compensation program constituted an illegal "pyramid scheme." In 1997, NFLI entered into settlement agreements. The pendancy and settlement of these actions had a material adverse effect upon NFLI's operations and financial condition.

  NFLI does not believe that the manner in which it markets its products constitutes a "pyramid scheme" or a "security." The only financial requirement to become a distributor is to purchase a "distributor success kit" which is currently priced at a nominal charge of $49. NFLI does not pay a fee or other compensation to distributors as direct remuneration for enrolling distributors in their "downline" and NFLI encourages all distributors to retail their products to consumers who are not NFLI executives. In addition, NFLI does not pay a fee or other compensation to distributors for sales of product to their downline; thus, all product purchases are to be consumed by the distributor or sold to the ultimate consumer. NFLI believes that the efforts it has undertaken with the Illinois Attorney General and regulatory authorities in other states,
which culminated in the AVC in Illinois and elsewhere, will assist NFLI   in
complying with government laws and regulations in the future. Nonetheless, there can be no assurance that the appropriate authorities in any states will not initiate court proceedings against NFLI for violation of applicable laws. Furthermore, there can be no assurances that NFLI will not be subject to other lawsuits from other governmental authorities or private parties in state or federal court. Any such action could have a material adverse effect upon NFLI.

  Adverse Publicity. The size of the distribution force and results of NFLI's
  -----------------
operations can be particularly impacted by adverse publicity regarding NFLI, or its competitors, including the legality of network marketing, the quality of NFLI's products and product ingredients or those of NFLI's competitors, regulatory investigations of NFLI or its competitors and their products, actions by NFLI's distributors and the public's perception of NFLI's distributors and network marketing businesses generally. Such adverse publicity could have a material adverse effect on NFLI's ability to attract and retain customers or
distributors, or in NFLI's   results from operations or financial condition
generally.

  Statements and Other Actions by Distributors.  NFLI's distributors are
  --------------------------------------------
required to sign NFLI's official Distributor Agreement that requires them to abide by NFLI's policies. Nonetheless, in certain instances distributors have created promotional material which does not accurately describe NFLI's marketing program or they may have made statements regarding potential earnings or other matters not in accordance with NFLI's policies. Although regulatory authorities did not sue NFLI, such actions lead to increased regulatory scrutiny as described above. Although NFLI attempts to monitor its distributors' statements and activities, there can be no assurance that it will be able to accomplish this objective and NFLI could be subject to regulatory scrutiny and potential claims. In addition, distributors could make predictive statements about NFLI's operations or other unauthorized remarks regarding NFLI that NFLI may be unable to control. Distributors are not authorized to make such statements on behalf of NFLI. Nonetheless, statements or actions by distributors could also adversely affect NFLI.

  Product Competition and Competition for Distributors.  The business of
  ----------------------------------------------------
distributing and marketing vitamins and minerals, personal care items, weight management items, and other products offered by NFLI is highly competitive. Numerous manufacturers, distributors and retailers compete actively for consumers. Many of NFLI's competitors are substantially larger than NFLI and have greater financial resources. The market is highly sensitive to the introduction of new products or weight management plans that may rapidly capture a significant share of the market. As a result, NFLI's ability to remain competitive depends in part upon the successful introduction of new products.

  NFLI is subject to significant competition from other marketing organizations for the recruitment of distributors. NFLI's ability to remain competitive depends, in significant part, on NFLI's success in recruiting and retaining distributors. From the last quarter of the fiscal year ended September 30, 1995 to the last quarter of the fiscal year ended September 30, 1998, one executive level distributor, Mr. Kevin Trudeau and his marketing organization, were involved in recruiting distributors for NFLI. In August 1998, NFLI and Mr. Trudeau entered into an agreement to end their business relationship. Mr. Trudeau's agreement not to compete with NFLI expired in May 1999. In October 1998 NFLI also entered into a severance Agreement with NC and DS, which had been producing and marketing recruiting and training materials and sponsoring promotional events for NFLI since July 1996. NFLI is now internally providing the services previously performed by NC and DC. There can be no assurance that NFLI's programs for recruitment, training and retention of distributors will be successful or that existing distributors will not join Mr. Trudeau in another business venture or otherwise lose interest in NFLI's products and programs.

  Dependence on Key Personnel. NFLI's success depends on the continued
  ---------------------------
availability of certain key management personnel, including David P. Bertrand and Jana B. Mitcham, founders and officers of NFLI. NFLI has obtained "key man" insurance on the lives of Mr. Bertrand and Ms. Mitcham with benefit amounts to NFLI of $1,060,000 and $660,000, respectively. NFLI's growth and profitability also depends on its ability to attract and retain other management personnel.

  Family Relationships.  At September 30, 2000, NFLI's operations in the United
  --------------------
States employed approximately 115 persons. Of these 115 persons, 11 persons have a family relationship, through birth or marriage, with either David P. Bertrand or Jana B. Mitcham, executive officers of NFLI. NFLI's management believes that all of NFLI's employees have been employed by NFLI on the basis of their qualifications, and that their retention by, and advancement within, NFLI has been, and will continue to be, determined by their individual performances as an employee of NFLI, and not due to any family relationship. Nonetheless, due to the large number of family relationships, the potential for conflicts of interest could be significant.

  Government Regulations. The manufacturing, processing, formulation, packaging,
  ----------------------
labeling and advertising of NFLI's products are subject to regulation by federal, state and foreign agencies, including the United States Food and Drug Administration (the "FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service and the United States Environmental Protection Agency. Among other matters, such regulation is concerned with health claims made with respect to a product that asserts the healing or nutritional value of such product. Such agencies have a variety of remedies and processes available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, by requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure, imposing civil penalties, or commencing criminal prosecution.

  There can be no assurance that the regulatory environment in which NFLI operates will not change or that such regulatory environment, or any specific action taken against NFLI, will not result in a material adverse effect on NFLI's business, financial condition or results of operations. NFLI also cannot predict whether new legislation regulating its activities will be enacted, which new legislation could have a material adverse effect on its operations.

  Expansion Into Foreign Markets.  Although NFLI  intends to continue to operate
  ------------------------------
in and expand into foreign markets, there can be no assurance that NFLI can open markets on a timely basis or that such markets will prove to be profitable. Significant regulation and legal barriers must be overcome before marketing can begin in any foreign market. Also, before marketing has commenced, it is difficult to assess the extent to which NFLI's products and sales techniques will be successful in any given country. In addition to significant regulatory barriers, NFLI may also expect problems related to entering new markets with different cultural bases and legal systems from those encountered in the past. Moreover, expansion of NFLI's operations into new markets entails substantial working capital and capital requirements associated with regulatory compliance.

  Effect of Exchange Rate Fluctuations.   During the fiscal years ended
  ------------------------------------
September 30, 2000 and 1998 NFLI realized exchange rate losses of approximately $453,000, and $318,000, respectively. During the year ended September 30, 1999 the Company realized an exchange rate gain of approximately $65,600. There can be no assurance that exchange rates will continue to improve in the future or that future exchange rate losses will not exceed those experienced in recent periods. Further, if exchange rates fluctuate dramatically, it may become uneconomical for NFLI to establish or continue activities in certain countries.

  Contracts with Suppliers or Manufacturers.  NFLI does not have any written
  -----------------------------------------
contracts with any of its suppliers or manufacturers or commitments from any of its suppliers or manufacturers to continue to sell products to NFLI other than a three year agreement with VitaRich Laboratories, Inc. ("VitaRich").

  Pursuant to an agreement entered into in July 1998, NFLI agreed to advance VitaRich up to $800,000 to secure the purchase of a sufficient quantity of certain nutritional supplement raw materials to meet NFLI's anticipated need for rapid delivery of product and to obtain such product at discounted prices. The agreement is for three years and requires that NFLI provide VitaRich with periodic estimates of anticipated needs, as well as actual use rates of the requested product. Other than its agreement with VitaRich, NFLI does not have long term supply agreements with any vendor. Accordingly, there is a risk that any of NFLI's suppliers or manufacturers could discontinue selling their products to NFLI for any reason. Although NFLI believes that it could establish alternate sources for most of its products, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of revenues to NFLI.

  Product Liabilities. NFLI, like other manufacturers and distributors of
  -------------------
products that are ingested, faces an inherent risk of exposure to product liability claims if, among other things, the use of its products results in injury. NFLI currently has product liability insurance for its operations in amounts NFLI believes are adequate for its operations. There can be no assurance, however, that such insurance will continue to be available at a reasonable cost, or if available, will be adequate to cover liabilities.

                        ITEM 2. DESCRIPTION OF PROPERTY

Properties

  ASHCO manufactures pharmaceutical products at its company owned 132,000 square foot facility in Gulfport, Mississippi. Bactolac headquartered in Hauppauge, New York, conducts its operations in a leased facility comprising approximately 25,000 square feet. Bactolac current monthly rental is approximately $27,000, of which $6,000 pertains to improvement made by a related party, that escalates over the 5 year term remaining on the lease. The Company has two five year renewal options and a purchase option on the facility. The Bactolac lease is with Shilpa Saketh Realty, Inc., an entity owned by a member of the Company's Board of Directors. In addition, ANI currently rents administrative office space on a temporary, short-term basis for $1,000 per month.

Discontinued Operations

  NFLI's offices and warehouse facilities in Houston, Texas are leased from non-affiliates. NFLI's office building consists of approximately 37,000 square feet and the current monthly rental is $19,945. Additionally, NFLI's warehouse consists of approximately 52,000 square feet and the current monthly rental is $17,347. NFLI also leases warehouse facilities in Alaska and Hawaii with a combined 3,000 square feet of space for approximately $4,835 per month. Additionally, the Company leases an office and warehouse center in Warrington, England from a non-affiliate consisting of approximately 16,000 square feet. The current monthly rental is $10,000 that escalates over the eight year term remaining on the lease.

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

                                    PART II

              ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded on the National Market System of the Nasdaq Stock Market under the symbol "ANII" and its warrants trade under the symbol "ANIIW". The Company has been notified by Nasdaq that its common stock is subject to delisting for the failure to meet minimum bid price and market value public float requirements. The Company plans to request a hearing to review this determination. There can be no assurance that the Company will be able to maintain its Nasdaq listing.

  In connection with a public offering in July 1995 the Company issued warrants to purchase Common Stock (the "Warrants"). The holder of one Warrant is entitled to purchase one share of Common Stock at $3.75 per share until April 30, 2001, unless earlier redeemed by the Company.

                            Common Stock    Warrants
                            ------------  ------------
      Quarter Ended         High    Low   High    Low
      -------------         -----  -----  -----  -----
      Fiscal 1998:
      December 31, 1997     $7.88  $5.50  $3.94  $2.38
      March 31, 1998         6.44   4.94   2.69   1.63
      June 30, 1998          9.00   5.56   5.13   1.88
      September 30, 1998     7.13   3.00   3.63   0.50

      Fiscal 1999:
      December 31, 1998      3.94   2.00   1.06   0.38
      March 31, 1999         3.34   2.06   1.13   0.38
      June 30, 1999          2.63   2.06   0.88   0.25
      September 30, 1999     3.63   1.63   0.94   0.31

      Fiscal 2000
      December 31, 1999      3.00   2.13   0.38   0.19
      March 31, 2000         2.44   1.63   0.75   0.19
      June 30, 2000          2.19   1.38   0.31   0.25
      September 30, 2000     2.00   0.75   0.31   0.03


      As of January 10, 2001, there were 1,542 record holders of common stock.

  The Company declared its first cash dividend on its common stock in September 1996, which dividend of $.02 per share was paid in October 1996. The Company continued to pay quarterly dividends of $.02 per share of common stock until June 1998. No dividends have been declared by the Company subsequent to June 1998. It is not likely that dividends will be paid in the fiscal year ending September 30, 2000. The Company may not declare any dividends without the consent of GECC. Subject to obtaining the lender's consent the determination of the payment of dividends in the future will be within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors.

                        ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data presented below for each year in the five-year period ended September 30, 2000 have been derived from the audited financial statements of the Company as restated to present the operations of NFLI as discontinued operations. The data presented below should be read in conjunction with Company's financial statements and notes thereto and, except for operating data included therein, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                    YEARS ENDED SEPTEMBER 30,
                                                              (In thousands, except Per Share Data)
                                                         -------------------------------------------------
                                                     2000           1999          1998            1997         1996
                                                     ----           ----          ----            ----         ----
 Statements of Operations
  Net sales                                       $16,068        $    --       $    --         $    --      $    --
  Gross profit                                      5,498             --            --              --           --
  Operating income (loss)                             770           (628)         (586)           (722)        (535)
  Income (loss) from continuing
   operations                                         (34)          (628)         (586)           (722)        (535)
  Income (loss) from discontinued
   operations, net of tax                          (3,970)          (220)         (281)         (1,259)       9,240
  Net income (loss)                               $(4,004)          (848)         (867)         (1,981)       8,705

 Basic earnings (loss) per share:
  Continuing operations                           $    --        $  (.11)      $  (.10)        $  (.13)     $  (.10)
  Discontinued operations, net of tax             $  (.52)       $  (.04)      $  (.05)        $ ( .22)     $  1.71

Diluted earnings (loss) per share:
  Continuing operations                           $    --        $  (.11)      $  (.10)        $  (.13)     $  (.08)
  Discontinued operations, net of tax             $  (.52)       $  (.04)      $  (.05)        $  (.22)     $  1.44


 Weighted average number of
 shares outstanding (1):
  Basic                                             7,714          5,809         5,833           5,625        5,408
  Diluted                                           7,714          5,809         5,833           5,625        6,405

 Balance Sheet Data:
  Working capital                                 $ 1,544        $14,348       $14,443         $15,858      $17,602
  Total assets                                     31,778         14,348        14,443          15,858       17,602
  Total liabilities                                14,951             --            --              --           --
  Stockholders' equity                             16,827         14,348        14,443          15,858       17,602

     (1) The weighted average number of shares of Common Stock outstanding for each period presented has been calculated giving effect to dilutive stock options and warrants.

                                             SELECTED QUARTERLY FINANCIAL INFORMATION

                                                                                     QUARTER ENDED
                                                                             (In thousands, except Per Share)
                                                                             --------------------------------
                                                           December 31     March 31     June 30     September 30    Fiscal Year
                                                           -----------     --------     -------     ------------    -----------
   Fiscal 2000:
     Net Sales                                            $    1,785    $   4,996       $4,787        $4,500         $  16,068
     Gross profit                                                509        1,639        1,442         1,908             5,498
     Income from continuing operations                            50          225         (285)          (24)              (34)
     Loss from discontinued operations, net of tax              (548)        (643)      (2,486)         (293)           (3,970)
     Net income (loss)                                          (498)        (418)      (2,771)         (317)           (4,004)

       Earnings (loss) per Share:
         Continuing                                       $      .01    $     .03       $ (.04)       $   --         $      --
         Discontinued                                     $     (.07)   $    (.08)      $ (.32)       $ (.04)        $    (.52)

     Dividends per share                                          --           --           --            --                --

  Fiscal 1999:
     Net Sales                                            $       --    $      --    $      --     $      --         $      --
     Gross profit                                                 --           --           --            --                --
     Loss from continuing operation                             (220)        (113)         (88)         (207)             (628)
     Income (loss) from discontinued
      operations, net of tax                                     624          128          581        (1,553)             (220)
     Net income (loss)                                           404           15          493        (1,760)             (848)

       Earnings (loss) per Share:
         Continuing                                       $     (.04)   $    (.02)   $    (.01)    $    (.04)        $    (.11)
         Discontinued                                     $      .11    $     .02    $     .10     $    (.27)        $    (.04)

       Dividends per share                                        --           --           --            --                --

  Fiscal 1998:
     Net Sales                                            $       --    $      --    $      --     $      --         $      --
     Gross profit                                                 --           --           --            --                --
     Loss from continuing operations                            (205)         (82)        (106)         (193)             (586)
     Income (loss) from discontinued
      operations, net of tax                                     (43)         687         (215)         (710)             (281)
     Net income (loss))                                         (248)         605         (321)         (903) (1)         (867)

       Earnings (loss) per Share:
         Continuing                                       $    (0.04)   $   (0.01)   $   (0.02)    $   (0.03)        $   (0.10)
         Discontinued                                     $    (0.01)   $    0.12    $   (0.04)    $   (0.12)        $   (0.05)

       Dividends per share                                $     0.02    $    0.02   $     0.02            --         $    0.06

(1) Includes a $702,000 charge for warrants issued in connection with a severance agreement.

                 FINANCIAL INFORMATION RELATING TO FOREIGN AND
                      DOMESTIC OPERATIONS AND EXPORT SALES

  Continuing Operations:

     For the year ended September 30, 2000, Sales to unaffiliated customers totaled $16,068,000 of which $1,400,000 related to a customer located in Russia. Operating profit was $965,000 and identifiable assets were $33,687,000.


Discontinued Operations
                                                              YEARS ENDED SEPTEMBER 30,
                                                                   (In thousands)
                                                                    ------------
                                                     2000      1999      1998      1997      1996
                                                   -------   -------   -------   -------   -------
   Sales to unaffiliated customers:
     North America (1)                             $46,432   $61,047   $65,387   $80,325   $97,248
     Europe (2)                                      4,156     4,690     3,533     2,549       156
     Philippines (3)                                   582       833       738       171        --
     Japan (4)                                       2,020        --        --        --        --

   Sales or transfers between geographic areas:
     North America                                      --        --        --        --        --
     Europe                                            742     1,007       622       682        82
     Philippines                                       145       104       290       269        --
     Japan                                              --        --        --        --        --

   Operating profit (loss):
     North America                                  (3,051)      861     1,937    (2,342)   13,382
     Europe                                         (1,297)     (855)     (959)     (906)      (35)
     Philippines                                      (300)     (508)     (280)      (28)       --
     Japan                                            (668)       --        --        --        --

   Identifiable assets:
     North America                                  11,200    25,789    29,635    29,827    27,524
     Europe                                          1,292     1,680     1,435     1,355       871
     Philippines                                        --       314       883       708        --
     Japan                                             472        --        --        --        --


   (1) Includes the United States, Canada, and Puerto Rico.
   (2) First began operations in fiscal 1996.
   (3) First began operations in fiscal 1997 and sold in fiscal 2000.
   (4) First began operations in fiscal 2000.

               ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Manufacturing Operations

  The Company's manufacturing operations are a new line of business resulting from the acquisitions that were consummated during the first quarter of the fiscal year ended September 30, 2000. The acquisition of Bactolac Pharmaceutical Inc., a contract manufacturer of nutritional supplements, was closed on November 17, 1999, and ASHCO, a contract manufacturer of pharmaceutical products, was acquired as a division of Bactolac, as of December 1, 1999. The acquisitions have been accounted for under the purchase method of accounting, whereby the results of the acquired operations are included in the consolidated financial statements from their dates of acquisition. In order to provide a meaningful comparison, the following table for comparative purposes only, sets forth on a pro forma basis for the periods indicated the amounts and percentages of selected items of revenue and expense, as though the acquisitions of Bactolac and ASHCO had been consummated as of the beginning of the year ended September 30, 1999.

                              -------------------------------------------
                                      Pro Forma Year ended September 30,
                                  2000                  1999
                              -------------------------------------------

                                 Amount        %        Amount       %

  Net sales                    $18,762,000   100.0%  $19,296,000  100.0%
  Cost of sales                 12,932,000    68.9    16,110,000   83.5
  Gross profit                   5,830,000    31.1     3,186,000   16.5
  Operating expenses             3,486,000    21.6     2,449,000   12.7
  Goodwill amortization            484,000    10.3       484,000    1.6
  Operating income               1,860,000     2.2       253,000    2.2

  Net sales for the 2000 pro forma period decreased $534,000 or 2.8% over the 1999 pro forma period. The decrease was primarily attributable to a net $2,612,000, increase in the sales of Bactolac, through a number of customers, off set by a $3,146,000 reduction in the sales of ASHCO. The majority of the ASHCO decrease was attributable to a decline in sales to Bayer Corporation. Bayer Corporation has historically represented a significant portion of ASHCO's revenue base, and Bayer has informed ASHCO, that effective January 1, 2001, it intends to produce in-house substantially all of the products currently produced for it by ASHCO. ASHCO is aggressively attempting to expand its customer base to compensate for the loss of the Bayer business. Failure to replace this substantial customer, or the inability to substantially reduce ASHCO's operating expenses, would have an adverse effect on the Company's business and operations.

  Gross profit for the 2000 pro forma period increased to $5,831,000, a $2,645,000 increase over the 1999 pro forma amount. On a pro forma basis, gross profit as a percentage of net sales increased to 31.1% in 2000, as compared to 17.0% in the 1999 pro forma period. The majority of the increase was due to higher levels of sales at the Bactolac operation, without a corresponding level of increase in the labor and overhead components of the cost of sales amounts. Additionally, as Bactolac purchases materials in higher volumes and better manages its purchasing activities, it is able to reduce, as a percentage of sales, its material costs. Shortly after the end of the current fiscal year, Bactolac moved into a larger facility, which will cause an increase in costs, but is also anticipated to provide for improved operating efficiencies and expanded in-house capabilities of certain processes for coating and packaging that had been previously outsourced and allow for higher revenue levels to be obtained.

  Operating expenses on a pro forma basis increased to $3,486,000 in 2000, from $2,350,000, in 1999. This represents an increase of $1,136,000, or 48%. The majority of the increase relates to additional personnel costs, in addition to higher administrative costs being incurred for insurance, professional fees and sales and marketing expenses following the acquisitions.

Discontinued Operations.

     On December 29, 2000, the Company's Board of Directors, approved the sale of NFLI to an unrelated privately held entity. NFLI develops products that are designed for health-conscious consumers, and sells those products to consumers through its network of independent distributors.

As a result of the agreement to sell NFLI, the Company's consolidated financial statements and related notes thereto have been restated to present the operations of NFLI as discontinued operations. For further discussion see Notes 3 and 4 of the Notes to Consolidated Financial Statements in Item 8.

Liquidity and Capital Resources

  Since ANI consummated the acquisitions of Bactolac and ASHCO, it has met its working capital and capital expenditure requirements, including funding for debt repayments, mainly through net cash provided under the Company's revolving line of credit provided through a secured lender. As a result of cost reductions which have been implemented across the board and upon the closing of the pending sale of NFLI, management believes that a significant portion of the upcoming working capital needs can be met out of cash provided by the sale of NFLI and cash generated from operating activities. Additionally, subsequent to September 30, 2000, the Company received a net state of Texas franchise tax refund of approximately, $619,000, arising from amending previous years tax returns, which amount will be used for working capital needs. Management plans to continue to strive to restore profitability and pursue additional financing during the current fiscal year to meet currently anticipated funding requirements.

  At September 30, 2000, the Company had working capital of $1,544,000, (which included $5,343,000, the net assets of the discontinued NFLI business). Borrowings under the revolving portion of the secured credit facility totaled $4,653,000, with additional borrowings available of $577,000, at that point, based upon accounts receivable and inventory levels. Under the terms of the Agreement for the sale of NFLI, the purchaser is required to repay or assume the NFLI portion of such borrowings, which as of September 30, 2000, totaled approximately $1,363,000, including $220,000, outstanding under the term loan portion of the credit facility.

Operating Activities

  New cash outflows from continuing operating activities were approximately $1,635,000, $628,000 and $586,000 in 2000, 1999 and 1998. The cash used in operations in 1999 and 1998 consisted of the general and administrative expenses of the continuing entity as an inactive holding company, as the acquisitions of the continuing business segment were not consummated until 2000. The net cash outflow from operating activities in 2000, consisted primarily of approximately $1,930,000 in cash used to reduce accounts payable and accrued expenses during the period following the acquisitions of Bactolac and ASHCO and approximately $1,468,000 increase in accounts receivable, relating primarily to higher level of sales at the Bactolac operation. These amounts were offset in 2000 by income generated by continuing operations after adding back depreciation and amortization expense.

Investing Activities

  Investing activities from continuing activities consumed approximately $4,293,000 in 2000. Substantially all of this amount was used for the acquisitions of Bactolac and ASHCO, during the first quarter of the fiscal year ended September 30, 2000. Following those acquisitions, an additional $205,000 was used for equipment additions, primarily at the new Bactolac facility, which was leased shortly before the end of the fiscal year. As the acquisitions of Bactolac and ASHCO were completed in 2000, there were no investing activities from continuing operations in 1999 or 1998.

Financing Activities

  Financing activities from continuing activities generated approximately $5,026,000 in 2000. This consisted of $5,226,000 in net borrowing under the Company's credit facility, less $200,000 in principal payments made on long term debt. As the acquisitions of Bactolac and ASHCO were completed in 2000, there were no financing activities from continuing operations in 1999 or 1998.

  The Company's revolving credit facility provides for borrowings up to $12,000,000, based upon outstanding amounts of eligible accounts receivable and allowable inventories. Additionally, there is a $2,360,000 term loan facility with the secured lender that requires principal payments of $49,167, monthly over the remaining term of the Agreement. Interest on amounts outstanding under the Agreement is payable monthly based upon the lender's index rate plus one-half percent. The credit facility is secured by substantially all of the Company's assets. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratio, as well as limitations on capital expenditures. At September 30, 2000, the Company was not in compliance with several covenants under the Agreement and a waiver has been obtained from GECC. Due to the fact that ANI was not in compliance with the terms of the Agreement, and the waiver did not extent beyond one year, the entire amount outstanding under the Agreement has been classified as a current liability on the accompanying consolidated balance sheet as of September 30, 2000. Management of ANI plans to continue discussions with the secured lender concerning an amendment to the credit facility which management believes based on its discussions with such lender can be accomplished between now and closing of the NFLI sale, to approve the agreed upon sale of NFLI and to achieve mutually acceptable compliance conditions. If the Company is not successful in its efforts to amend the Agreement, it will have adverse effects on the Company's business, financial condition and operations.

  As a result of the acquisitions of Bactolac and ASHCO, during the first quarter of the Company's fiscal year ended September 30, 2000, the Company entered into purchase notes totaling $3,000,000, with certain of the selling stockholders and assumed, through Bactolac, a $1,350,053, mortgage obligation of the ASHCO facility. The Bactolac stock purchase note is subordinate to the GECC facility, bears interest at 7%, and with the approval of GECC, required a $1,000,000,payment on the first anniversary of the acquisition. The holder of the note has agreed to extend the payment of the first installment for six months or until the closing of the NFLI sale transaction. The $500,000, ASHCO stock purchase notes are subordinate to the GECC facility, bear interest at 7%, and subject to the approval of GECC, were payable December 29, 2000. The loan assumption agreement for the ASHCO mortgage obligation bears interest at prime plus 2%, and is secured by the ASHCO land and building. The assumption agreement was originally due May 15, 2000, and the holder has agreed to three amendment agreements that extended the due date to December 31, 2000. Management of ANI intends to continue to try to work with the holders of these obligations in trying to resolve the current inability to liquidate the debts under their scheduled terms. Additionally, the ability to potentially refinance the ASHCO mortgage with a new lender and provide additional cash is currently being explored. Should the holders not agree to extensions, or an alternative loan facility not be obtained, it would have adverse effects on the Company's business, financial condition and operation.

  Capital expenditures, primarily for manufacturing and laboratory equipment for fiscal 2001 are anticipated to be approximately $450,000-600,000. It is expected that the funding for these capital needs will be provided by leases. A lease of $70,000 has recently been approved and is anticipated to be funded in January 2001, and a lease line of $407,000, has been tentatively approved for equipment needs.

  Bayer has notified the Company that it will be moving substantially all production previously produced at the ASHCO facility, to its own in-house facility on or about January 1, 2001. During the first quarter of the current fiscal year ending September 30, 2001, a significant increase in Bayer orders, which totaled approximately $1.1 million, was received and processed at the ASHCO facility, as Bayer stocked up for the transition. During the second quarter of the year, it is expected that such revenues will be collected and associated accounts receivable and inventory levels will be reduced. Since no new revenues are expected from Bayer, ASHCO has been attempting to expand its customer base to reduce its dependence upon Bayer and intends to continue to focus on those efforts. Failure to replace this substantial customer or failing to implement a substantial reduction in operating expenses would have an adverse effect on the Company's business, financial condition and results of operations.

Year 2000 Issue Update

     The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its on-going business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues, such as leap year-related problems, may occur with billing, payroll, or financial closings at month, quarterly or year end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively impacted if its customers or suppliers are adversely affected by the Year 2000 or similar problems that have arisen for its customers and suppliers.

Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, will be effective for the Company's fiscal year ending September 30, 2001. SFAS 133 requires that an entity record all derivatives on the balance sheet as either assets or liabilities, measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Management believes that the adoption of these statements will not have a significant impact on the company's financial position or results of operations.

     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will have a material impact on it's financial statements.


              ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

  The Company is exposed to market risks, which include changes in currency exchange rates as measured against the U.S. dollar. The value of the U.S. dollar against the foreign currencies in which the Company has operations affects the Company's financial results. Changes in exchange rates positively or negatively affect the Company's sales (as expressed in U.S. dollars), gross margins, operating expenses, and retained earnings. When the U.S. dollar sustains a strengthening position against currencies in which the Company sells products or a weakening exchange rate against currencies in which it incurs costs, its sales or costs are adversely affected. The Company does not believe that upon completion of the sale of NFLI, that it will have any significant exposure to exchange rate fluctuations.

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

  The Report of BDO Seidman, LLP, on the consolidated financial statements of the Company for the fiscal year ended September 30, 1998 did not contain an adverse opinion or disclaimer of opinion nor was it modified as to uncertainty, audit scope or accounting principles. The Company does not believe that there were any disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during that past fiscal year or the subsequent interim period through September 16, 1999 which, if not resolved to BDO Seidman, LLP's satisfaction, would have caused BDO Seidman, LLP to make reference to the subject matter of the disagreement(s) in connection with its Report. However, during fiscal 1999 BDO Seidman, LLP informed the Company of the need to evaluate for impairment the unamortized carrying value of the Audio Production Rights which balance as of September 30, 1998 and June 30, 1999 was $1,400,000 and $1,089,000,
respectively. The Company evaluated such Audio Production Rights for impairment at September 30, 1999, as well as subsequently.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Advanced Nutraceuticals, Inc. Consolidated Financial Statements                                                   Page
                                                                                                                  ----
   Report of Independent Certified Public Accountants                                                              F-2

   Independent Certified Public Accountants' Report                                                                F-3

   Consolidated Balance Sheets as of September 30, 2000 and 1999                                                   F-4

   Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
    September 30, 2000, 1999 and 1998.                                                                             F-5

   Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2000, 1999 and 1998.          F-6

   Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999 and 1998.                    F-7

   Notes to Consolidated Financial Statements.                                                                     F-8

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Advanced Nutraceuticals, Inc.


  We have audited the consolidated balance sheets of Advanced Nutraceuticals, Inc. (formerly - Nutrition For Life International, Inc.) and Subsidiaries as of September 30, 2000 and 1999 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Nutraceuticals, Inc. (formerly - Nutrition For Life International, Inc.) and Subsidiaries as of September 30, 2000 and 1999 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Grant Thornton LLP



Houston, Texas
January 3, 2001

               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT


To the Board of Directors
and Shareholders of
Advanced Nutraceuticals, Inc.


  We have audited the consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows of Advanced Nutraceuticals, Inc. (formerly - Nutrition for Life International, Inc.) for the year ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. As more fully described in note 4 to the consolidated financial statements, the consolidated financial statements for 1998 give retroactive presentation to the effect of managements decision in fiscal 2000 to discontinue the Company's Nutrition for Life International, Inc. subsidiary. We did not audit the effect that this determination had on the Company's previously presented financial statements.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Advanced Nutraceuticals, Inc. (formerly -Nutrition For Life International, Inc.) for the year ended September 30, 1998 in conformity with generally accepted accounting principles.


BDO Seidman, LLP



Houston, Texas
December 29, 1998

                         ADVANCED NUTRACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2000 AND 1999

                                                                                               2000             1999
                                                                                               ----             ----
                        ASSETS
                        ------
       Current Assets:
           Cash and cash equivalents                                                    $     696,741       $          --
           Trade accounts receivable, net                                                   4,525,376                  --
           Inventories (Note 2)                                                             1,807,303                  --
           Net assets of discontinued operation (Notes 3 and 4)                             5,343,367          13,749,202
           Deferred tax asset (Note 5)                                                        520,000             599,000
           Prepaid expenses and other assets                                                  150,425                  --
                                                                                        -------------       -------------
                Total Current Assets                                                       13,043,212          14,348,202

       Property and equipment, net (Note 6 and 9)                                           9,456,712                  --
       Goodwill, net (Note 7)                                                               9,228,829                  --
       Other assets                                                                            49,582                  --
                                                                                        -------------       -------------
                                                                                        $  31,778,335       $  14,348,202
                                                                                        =============       =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

       Current Liabilities:
           Accounts payable                                                             $   2,812,170       $          --
           Deferred income                                                                    111,111                  --
           Accrued expenses and other liabilities                                             498,633                  --
           Credit facility (Note 8)                                                         5,227,078                  --
           Current portion of long-term debt (Note 9)                                       2,850,053                  --
                                                                                        -------------       -------------
                Total Current Liabilities                                                  11,499,045                  --

       Deferred tax liability (Note 5)                                                      1,952,000                  --
       Long-term debt (Note 9)                                                              1,500,000                  --
                                                                                        -------------       -------------
                Total Liabilities                                                          14,951,045                  --
                                                                                        -------------       -------------

       Commitments and contingencies (Note 10)                                                     --                  --

       Stockholders' Equity (Notes 11 and 12):
           Preferred stock, $.001 par value; 1,000,000 authorized; none issued                     --                  --
           Common stock; $.01 par value; 20,000,000 shares authorized                          80,198              58,875
           Additional paid-in capital                                                      17,936,253          11,837,156
           Retained earnings (deficit)                                                     (1,266,831)          3,110,405
           Accumulated other comprehensive income (loss)                                       77,670            (125,749)
                                                                                        -------------       -------------
                                                                                           16,827,290          14,880,687

           Less: Treasury stock, 79,000 shares, at cost                                            --            (532,485)
                                                                                        -------------       -------------
                Total Stockholders' Equity                                                 16,827,290          14,348,202
                                                                                        -------------       -------------
                                                                                        $  31,778,335       $  14,348,202
                                                                                        =============       =============

         See accompanying notes to consolidated financial statements.

                         ADVANCED NUTRACEUTICALS, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                              2000           1999            1998
                                                              ----           ----            ----
Net sales                                                $ 16,067,889    $         --    $         --

Cost of sales                                              10,570,347              --              --
                                                         ------------    ------------    ------------

Gross profit                                                5,497,542              --              --

General and administrative expenses                         4,727,803         628,447         585,639
                                                         ------------    ------------    ------------

Operating income (loss)                                       769,739        (628,447)       (585,639)
                                                         ------------    ------------    ------------

Other income (expense):
    Interest expense, net                                    (546,373)             --              --
    Other, net                                                  2,645              --              --
                                                         ------------    ------------    ------------
                                                             (543,728)             --              --
                                                         ------------    ------------    ------------

Income (loss) from continuing operations
    before income tax expense                                 226,011        (628,447)       (585,639)

Income tax expense (Note 5)                                   260,000              --              --
                                                         ------------    ------------    ------------

Loss from continuing operations                               (33,989)       (628,447)       (585,639)

Loss from discontinued operations, net of tax (Note 4)     (3,970,342)       (219,905)       (281,817)
                                                         ------------    ------------    ------------

Net loss                                                 $ (4,004,331)   $   (848,352)   $   (867,456)
                                                         ------------    ------------    ------------

Other comprehensive income (loss):
    Unrealized loss on investments, net of tax                 45,500          (7,136)        (38,364)
    Foreign currency translation adjustment                   157,919          (2,281)        (86,546)
                                                         ------------    ------------    ------------
                                                              203,419          (9,417)       (124,910)
                                                         ------------    ------------    ------------

Total comprehensive loss                                 $ (3,800,912)   $   (857,769)   $   (992,366)
                                                         ============    ============    ============

Basic and diluted loss per common share
    Loss from continuing operations                      $         --    $      (0.11)   $      (0.10)
    Loss from discontinued operations                           (0.52)          (0.04)          (0.05)
                                                         ------------    ------------    ------------
    Net loss                                             $      (0.52)   $      (0.15)   $      (0.15)
                                                         ============    ============    ============

Weighted average common shares outstanding -
    basic and diluted                                       7,713,750       5,808,595       5,832,887
                                                         ============    ============    ============


         See accompanying notes to consolidated financial statements.

                         ADVANCED NUTRACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30,2000, 1999 AND 1998

                                                                        Accumulated Other
                                                                   Comprehensive Income (Loss)
                                                                   ---------------------------
                                                                                                                         Cumulative
                                                                                                            Unrealized    Foreign
                                 Preferred Stock            Common Stock       Additional      Retained        Loss       Currency
                                -----------------           ------------          Paid-In      Earnings         on       Translation
                              Shares        Amount      Shares       Amount      Capital      (Deficit)     Investment   Adjustment
                             -------        ------      ------        ------     -------      --------     ----------   ----------
Balance at
September 30, 1997                 --     $       --    5,775,835    $ 57,758  $10,688,951   $ 5,176,539   $      --   $   8,578

Net loss                           --             --           --          --           --      (867,456)         --          --
Cash dividends (Note 11)           --             --           --          --           --      (350,326)         --          --
Purchase of
  treasury stock (Note 11)         --             --           --          --           --            --          --          --
Foreign currency
  translation adjustment           --             --           --          --           --            --          --     (86,546)
Issuance of common
  stock options (Note 12)          --             --           --          --      144,705            --          --          --
Registration expenses              --             --           --          --      (31,487)           --          --          --
Unrealized loss on
  investment                       --             --           --          --           --            --     (38,364)         --
Exercise of stock options
  and warrants                     --             --      111,760       1,117      271,875            --          --          --
                             --------    -----------   ----------    --------  -----------   -----------    --------   ---------

Balance at
September 30, 1998                 --             --    5,887,595      58,875   11,074,044     3,958,757     (38,364)    (77,968)

Net loss                           --             --           --          --           --      (848,352)         --          --
Foreign currency
  translation adjustment           --             --           --          --           --            --          --      (2,281)
Issuance of common
  stock options and
  warrants (Note 12)               --             --           --          --      763,112            --          --          --
Unrealized loss on
  investments,
  net of tax                       --             --           --          --           --            --      (7,136)         --
                             --------    -----------    ---------    --------  -----------   -----------    --------   ---------

Balance at
September 30, 1999                 --             --    5,887,595      58,875   11,837,156     3,110,405     (45,500)    (80,249)

Net loss                           --             --           --          --           --    (4,004,331)         --          --
Foreign currency
  translation adjustment           --             --           --          --           --            --          --     157,919
Unrealized gain on
  investment, net
  of tax                           --             --           --          --           --            --      45,500          --
Issue preferred
  stock                       221,127      6,280,000           --          --           --            --          --          --
Convert preferred
  stock                      (221,127)    (6,280,000)   2,211,270      22,113    6,257,887            --          --          --
Cancel treasury
  stock (Note 11)                  --             --      (79,000)       (790)    (158,790)     (372,905)         --          --

                             --------    -----------   ----------    --------  -----------   -----------   ---------   ---------
Balance at
September 30,2000                  --    $        --    8,019,865    $ 80,198  $17,936,253   $(1,266,831)  $      --   $  77,670
                             ========    ===========   ==========    ========  ===========   ===========   =========   =========


                                                                        Total
                                             Treasury Stock          Stockholders'
                                             --------------
                                       Shares           Amount          Equity
                                       ------           ------          ------
Balance at
September 30, 1997                      (9,000)       $ (73,810)      $15,858,016

Net loss                                    --               --          (867,456)
Cash dividends (Note 5)                     --               --          (350,326)
Purchase of
  treasury stock (Note 11)             (70,000)        (458,675)         (458,675)
Foreign currency
  translation adjustment                    --               --           (86,546)
Issuance of common
  stock options (Note 6)                    --               --           144,705
Registration expenses                       --               --           (31,487)
Unrealized loss on
  investment                                --               --           (38,364)
Exercise of stock options
  and warrants                              --               --           272,992
                                    ----------        ---------       -----------

Balance at
September 30, 1998                     (79,000)        (532,485)       14,442,859

Net loss                                    --               --          (848,352)
Foreign currency
  translation adjustment                    --               --            (2,281)
Issuance of common
  stock options and
  warrants (Note 12)                        --               --           763,112
Unrealized loss on
  investments,
  net of tax                                 --              --            (7,136)
                                    -----------       ---------       -----------

Balance at
September 30, 1999                      (79,000)       (532,485)       14,348,202

Net loss                                     --              --        (4,004,331)
Foreign currency
  translation adjustment                     --              --           157,919
Unrealized gain on
  investment, net
  of tax                                     --              --            45,500
Issue preferred
  stock                                      --              --         6,280,000
Convert preferred
  stock                                      --              --                --
Cancel treasury
  stock (Note 11)                        79,000         532,485                --

Balance at                             --------       ---------       -----------
September 30, 2000                           --       $      --       $16,827,290
                                       ========       =========       ===========


          See accompanying notes to consolidated financial statements.

                         ADVANCED NUTRACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998

                                                                       2000              1999             1998
                                                                       ----              ----             ----
    Cash flows from operating activities:
       Net income (loss) from continuing operations                $   (33,989)    $    (628,447)    $   (585,639)
       Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
              Depreciation and amortization                            997,875                --               --
              Bad Debt Allowance                                       200,000                --               --
              Deferred tax expense (benefit)                            78,143                --               --
              Changes in assets and liabilities:
                 Receivables                                        (1,467,971)               --               --
                 Inventories                                           644,036                --               --
                 Prepaid and other assets                              (65,377)               --               --
                 Accounts payable                                     (622,430)               --               --
                 Deferred income                                       (55,556)               --               --
                 Accrued expenses and other liabilities             (1,309,255)               --               --
                                                                   -----------       -----------      -----------
       Net cash flows from continuing operations                    (1,634,524)         (628,447)        (585,639)
       Net cash flows from discontinued operations                     992,261        (1,201,678)          14,891
                                                                   -----------       -----------      -----------

Net cash flows from operating activities                              (642,263)       (1,830,125)        (570,748)
                                                                   -----------       -----------      -----------

Cash flows from investing activities:
       Acquisition of property and equipment                          (205,335)               --               --
       Acquisition of businesses                                    (4,068,875)               --               --
       Purchase of other assets                                        (18,408)               --               --
                                                                   -----------       -----------      -----------

       Net cash flows from continuing operations                    (4,292,618)               --               --
       Net cash flows from discontinued operations                    (888,418)        2,249,786        1,420,349
                                                                   -----------       -----------      -----------

Net cash flows from investing activities                            (5,181,036)        2,249,786        1,420,349
                                                                   -----------       -----------      -----------

Cash flows from financing activities:

       Net borrowings from credit facility                           5,226,000                --               --
       Payment of long term debt                                      (200,000)               --               --
                                                                   -----------       -----------      -----------
       Net cash flows from continuing operations                     5,026,000                --               --
       Net cash flows from discontinued operations                   1,494,040          (419,661)        (849,601)
                                                                   -----------       -----------      -----------

Net cash flows from financing activities                             6,520,040          (419,661)        (849,601)
                                                                   -----------       -----------      -----------

Net decrease in cash and cash equivalents                              696,741                --               --

Cash and cash equivalents, beginning of year                                --                --               --
                                                                   -----------       -----------      -----------

Cash and cash equivalents, end of year                             $   696,741       $        --      $        --
                                                                   ============      ===========      ===========


         See accompanying notes to consolidated financial statements.

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Advanced Nutraceuticals, Inc. ("ANI" or the "Company"), a Texas corporation, was formed during 2000 to become the parent company of Nutrition For Life International, Inc. ("NFLI"), in a reorganization that was completed as of March 15, 2000. Under the terms of the reorganization, each outstanding share of common stock of NFLI issued and outstanding immediately prior to the merger was converted into one share of ANI's common stock. Also, each outstanding option, and each outstanding warrant, to purchase shares of NFLI's common stock was converted into as option or a warrant, as the case may be, to purchase, on the same terms and conditions, an identical number of shares of ANI's common stock. ANI operates as a contract manufacturer of nutritional and pharmaceutical products.

Principles Of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash And Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in short-term, interest bearing deposits with original maturities of three months or less at the time of purchase.

Concentration of Credit Risk

     At September 30, 2000 and 1999, the Company's cash in financial institutions exceeded the federally insured deposit limit by approximately $1,200,000 and $893,000, of which $400,000 and $ 893,000, was included with net assets of discontinued operations.

Fair Market Value Of Financial Instruments

     The Company's financial instruments include accounts receivable, accounts payable, and long-term debt. The fair market value of accounts receivable and accounts payable approximate their carrying values because their maturities are generally less than one year. Long-term debt obligations are estimated to approximate their carrying values based upon their stated interest rates.

Marketable Securities

     Unrealized holding gains and losses on available for sale securities are reflected as a separate component of accumulated other comprehensive income
(loss) until realized, and are encompassed in the discontinued assets of the business being disposed of. For the purposes of computing realized and unrealized gains and losses, cost is identified on a specific identification basis.

     Marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for
        -----------------------------------------------------------------------
Certain Investments in Debt and Equity Securities" and are summarized as
-------------------------------------------------
follows:

                                                 1999
                              -----------------------------------------
                                  Bond        Money-market
                                  funds          funds         Total
                                  -----          -----         -----

     Cost                     $  732,519      $  338,923     $1,071,442

     Fair Value                  658,019         338,923        996,942
                              ----------      ----------     ----------
     Gross unrealized loss    $   74,500      $       --     $   74,500
                              ----------      ==========     ==========

     The unrealized loss on investments in the amount of $45,500 at September 30, 1999, is net of tax in the amount of $29,000.

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

     Revenues from the sale of products are recognized upon shipment to the customer. Management provides an estimated allowance for uncollectable accounts receivable based upon an assessment of amounts outstanding and evaluation of specific customer account balances.

     The allowance for doubtful accounts at September 30, 2000 of $400,000 resulted from a $200,000 bad debt provision for the year and a $200,000 allowance recorded in connection with the Bactolac acquisition. No allowance was recorded at September 30, 1999.

Inventories

     Inventories are valued primarily at the lower of cost (first-in, first-out basis) or market.

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

Intangible Assets

     Intangible assets consist primarily of the excess of cost over net assets acquired, "goodwill", which is being amortized over its estimated useful life of 20 years. Goodwill is reviewed for impairment in accordance with SFAS 121.

Stock Options and Warrants

     The Company accounts for stock options issued to employees in accordance with APB No.25. During the years ended September 30, 2000, 1999, and 1998, all options issued to officers and employees were granted at an exercise price which equaled or exceeded the market price per share at the date of grant and accordingly, based upon an intrinsic valuation, no compensation expense was recorded relative to those grants.

     The Company has elected to adopt the disclosure requirements of SFAS No.123 "Accounting for Stock-based Compensation". This statement requires that the
 ---------------------------------------
Company provide proforma information regarding net income (loss) and income
(loss) per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123 (see Note 12). Additionally, SFAS No. 123 generally requires that the Company record options issued to non-employees, based on the fair value of the options.

Income Taxes

     The Company recognizes income tax expense using the liability method of accounting for deferred income taxes. A deferred tax asset or liability is recorded based upon the tax effect of temporary differences between the tax bases of assets and liabilities and their carrying value for financial reporting purposes. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities during the year. The Company adjusts the deferred tax asset valuation allowance based upon the anticipated future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

Earnings (Loss) Per Common Share

     Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings.

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Weighted average Common Shares outstanding for the year ended September 30, 2000, 1999 and 1998 are 7,713,750, 5,808,595 and 5,832,887, respectively.

     Diluted earnings per share for the years ended September 30, 2000, 1999, and 1998 did not consider the effect of the warrants and options because they were anti-dilutive.

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

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, will be effective for the Company's fiscal year ending September 30, 2001. SFAS 133 requires that an entity record all derivatives on the balance sheet as either assets or liabilities, measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Management believes that the adoption of these statements will not have a significant impact on the Company's financial position or results of operations.

     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will have a material impact on its financial statements.

NOTE 2 -- INVENTORIES

     Inventories, at September 30, consisted of the following:

                                                            2000     1999
                                                         -----------------

       Finished goods                                   $  950,138    $ -
       Work in process                                     191,170      -
       Raw materials                                       665,995      -
                                                        ----------    ----

       Total inventories                                $1,807,303    $ -
                                                        ==========    ====

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUBSEQUENT EVENT - SALE OF NFLI

     On December 29, 2000, ANI signed a definitive agreement to sell Nutrition For Life International, Inc., and all of its subsidiaries engaged in the network marketing business to Everest International, L.L.C., a privately-held entity. The agreement provides for $5 million in cash at closing subject to a working capital adjustment and a $5 million prime plus one-half percent note, payable based upon a ten-year amortization with quarterly payments for three years and final balloon payment at the end of the third year. In addition, Bactolac Pharmaceutical, Inc. (a subsidiary of ANI) is entering into a product supply agreement with Nutrition For Life International, Inc. and will receive a $650,000 note due one year and a day from closing, relating to an inter-company debt. The purchase price may also be increased up to an additional $750,000, depending upon future operating results of Nutrition For Life's recently established Japanese subsidiary. The transaction is subject to approval by Advanced Nutraceuticals' stockholders and ANI's senior lender and customary closing conditions. Closing is anticipated to occur during the quarter ended March 31, 2001.


NOTE 4 - DISCONTINUED OPERATIONS

     On December 29, 2000, the Company's Board of Directors approved, and a definitive agreement was signed for the sale of NFLI to Everest International, L.L.C., a privately held entity. NFLI develops products that are designed for health-conscious consumers, and sells those products to consumers through its network of independent distributors. As a result of the agreement to sell NFLI, the Company's consolidated financial statements and related notes thereto have been restated to present the operations of NFLI as discontinued operations. Closing of the transaction is anticipated to occur during the quarter ended March 31, 2001. NFLI is not expected to incur any significant losses from September 30, 2000 through closing and the sale is not expected to result in a loss to ANI.

     Certain information with respect to discontinued operations of NFLI is as follows:

                                            2000                  1999              1998
----------------------------------------------------------------------------------------
Net sales                           $ 55,440,424          $ 66,569,875     $  69,658,095
----------------------------------------------------------------------------------------
Cost of sales                         38,637,997            44,742,050        47,939,482
----------------------------------------------------------------------------------------
Gross profit                          16,802,427            21,827,825        21,718,613
----------------------------------------------------------------------------------------
Operating expenses                    21,170,883            21,701,467        20,435,417
----------------------------------------------------------------------------------------
Other income (expense)                  (498,337)              210,737          (774,963)
----------------------------------------------------------------------------------------
Loss before income tax benefit        (4,866,793)              337,095           508,233
----------------------------------------------------------------------------------------
Income tax expense (benefit)             896,451               557,000           790,050
----------------------------------------------------------------------------------------
Loss from discontinued operations   $ (3,970,342)         $   (219,905)    $    (281,817)
----------------------------------------------------------------------------------------

     Net assets of NFLI are as follows:

                                                                        As of September 30,
                                                                 ------------------------------
                                                                    2000               1999
-----------------------------------------------------------------------------------------------
Current assets, primarily inventories                         $   7,482,126       $  13,885,166
-----------------------------------------------------------------------------------------------
Noncurrent assets, primarily equipment and software               5,443,561           7,756,654
-----------------------------------------------------------------------------------------------
   Total assets                                                  12,925,687          21,641,820
-----------------------------------------------------------------------------------------------
Current liabilities, primarily accounts payable and accruals      6,429,196           6,634,899
-----------------------------------------------------------------------------------------------
Noncurrent liabilities                                            1,153,124           1,257,719
-----------------------------------------------------------------------------------------------
   Total liabilities                                              7,582,320           7,892,618
-----------------------------------------------------------------------------------------------
Net assets of NFLI                                                5,343,367          13,749,202
-----------------------------------------------------------------------------------------------

Additional information concerning the historical transactions and operations of the discontinued operating segment are summarized as follows:

        a. Significant adjustments

          During the third quarter of the year ended September 30, 2000, expense adjustments totaling approximately $ 1,673,000 were recorded, of which approximately $1,150,000 was recorded to cost of sales for non-recurring writedowns of certain outdated literature and sales aids inventory and certain inventory located outside the continental United States. The remainder was a writedown in the carrying value of NFLI's audio production rights. Aggregate year end adjustments recorded in the fourth quarter of fiscal year ended September 30, 1999, included an inventory write down of $350,000, a write down of assets of Nutrition For Life International Philippines, Inc. ("RP") of $350,000, and a bad debts write-off of $250,000. As a result of the discontinued operations presentation, these amounts are included in the loss from discontinued operations.

          b.  Employment Agreements

     Effective October 1, 1996, NFLI entered into employment agreements with its chief executive officer and its executive vice-president through September 30, 1999. On November 1, 1999, each of the employment agreements was extended until October 30, 2000. Under the agreements, both individuals will receive their annual salary, plus 5% of pre-tax income from $3,000,000 to $5,000,000, 4% of the next $5,000,000 of pretax income, and 3% of the next $10,000,000 of pretax income. No bonuses were paid to these individuals for any of the years ended September 30, 2000, 1999 or 1998 as NFLI did not achieve sufficient pretax income in these years. In March 1998, each of these individuals agreed to a 25% reduction in their annual salaries. Concurrent with the salary reduction each individual was granted a three year option, pursuant to the Company's 1995 Stock Option Plan, to purchase up to 20,000 shares of the Company's Common Stock at $5.13 per share, the closing price of the Company's Common Stock on the date of the grant. During the fourth quarter of fiscal 2000, by mutual agreement between the individuals and the Company, the employment agreements were terminated.

          c.  Cruise Expense Adjustment

     During the year ended September 30, 1998, NFLI paid $833,026 representing payment of all obligations related to a cruise, which had been approved and accrued for in the amount of $1.2 million during the year ended September 30, 1997. The $362,124 of over-accrued cost of the cruise is reflected as a reduction in loss from discontinued operations in the accompanying consolidated financial statements for the year ended September 30, 1998.

          d.  Purchase Commitment

     In July 1998, the NFLI entered into a three-year supply agreement with VitaRich Laboratories, Inc. ("VitaRich") in which the NFLI agreed to advance VitaRich up to $800,000 to secure the purchase of a sufficient quantity of certain nutritional supplement raw materials to meet NFLI's anticipated need for rapid delivery of product and to obtain such product at discounted prices.

     NFLI made an initial deposit of $400,000 to VitaRich and VitaRich is required to use such deposited amounts for the purchase of raw material and the processing of finished product in sufficient kinds and quantifies to enable the NFLI to (i) meet its anticipated need for the product, (ii) maximize the costs savings to VitaRich and provide the NFLI with reduced prices through the purchase of bulk quantities of raw materials, and (iii) enable VitaRich to meet NFLI's rapid delivery requirements.

     Under the terms of the supply agreement, after the third year VitaRich is required to repay any outstanding deposits by crediting NFLI with an amount equal to 10% of each purchase order placed by NFLI until such time as all advances have been repaid. NFLI has a first priority security interest in all of VitaRich's interest in the inventory, warehouse receipts, documents of title, accounts receivable and proceeds of insurance related to the raw materials purchased by VitaRich on behalf of NFLI. As of September 30, 2000, the NFLI had advanced VitaRich a total of $ 400,000, of which $ 136,541 has been repaid.

          e.  Related Party Transactions

     During 1998, 1999 and 2000, respectively, the NFLI purchased approximately 41,000, 32,000 and 30,000 copies of a book, "Making A Difference While You're
                                            ---------------------------------
Making A Living", written by its CEO, David P. Bertrand and his son J. Mark
----------------
Bertrand, also an employee of the Company, at a cost to NFLI of $5.00 per book. New Paradigm Publishing, a company established by J. Mark Bertrand, published the book and subsequently sold it to NFLI. NFLI sold approximately 19,000, 10,000 and 3,000 copies of the book during 2000, 1999 and 1998, at an average selling price of approximately $10.95 per copy. The book has been placed in NFLI's product catalog at per copy prices ranging from $8.95 to $12.95, based upon quantity ordered, and in 1999 approximately 35,000 of the books were part of the materials provided to new distributors in NFLI's starter kits. Additionally, in 1998, approximately 19,000 copies of the book were shipped to distributors as part of the NFLI's Business Training Systems for that month. New Paradigm Publishing has agreed to accept return of any books ordered, but not sold by NFLI and to refund to the Company $5.00 per returned copy. To date no books have been returned for refund. The Company's Board of Directors unanimously approved the purchase of the aforementioned books. As of September 30, 2000 and 1999, $105,000 and $0, respectively were owed by the Company to New Paradigm Publishing.

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company has purchased products from a vendor that until October 1997, a director of the Company was the president (or a consultant) of the vendor, and until June 1995, a major stockholder of the Company owned the vendor. The items purchased are readily available from other vendors. During the years ended September 30, 2000, 1999 and 1998, respectively, the Company purchased $ -0-, $-0- and $494,000 of goods from this vendor.

          f. Agreement and Contract Termination

     Effective October 24, 1997, NFLI entered into an eight year exclusivity in network marketing agreement with a significant distributor, Mr. Kevin Trudeau, in which the Company agreed to pay Mr. Trudeau a percentage, as defined in the agreement, of gross revenues of NFLI.

     In August 1998, NFLI and Mr. Trudeau entered into an agreement to terminate the October 1997 agreement and to end the Company's business relationship and distributorship with Mr. Trudeau. Additionally, as part of the agreement, the Company agreed to purchase the approximate 70,000 shares of common stock and 40,000 stock purchase warrants then owned by Mr. Trudeau, which was completed in September 1998 for approximately $459,000.

     In July 1996, NFLI entered into a fifteen-year Administrative and Consulting Services Agreement (the "1996 Agreement") with Distributor Services, L.L.C. ("DS"). DS is an affiliate of Nightingale-Conant ("NC"), at the time a major supplier to NFLI of self-improvement programs. The 1996 Agreement provided that, with limited exceptions , DS had the exclusive right to produce and sell all of NFLI's recruiting and training material and recruiting and promotional events. Such materials and events were to be produced and marketed at the expense of DS and DS was entitled to all revenues received from sales of such materials and events.

     For a fee, DS also produced and provided to NFLI specified master cassettes for sale by NFLI. Kevin Trudeau, formerly a key distributor of NFLI's products, was principally responsible for DS's performance in connection with the 1996 Agreement.

     Associated with the termination of Kevin Trudeau's distributorship in August 1998, NFLI, DS and NC agreed to terminate the 1996 Agreement in October 1998. The Company agreed to pay NC and DS $2,047,000 and to issue to NC a warrant to purchase up to 290,000 shares of the Company's common stock at $5.50 per share at any time until October 31, 2003, in satisfaction of all accounts payable and other amounts claimed by them for materials previously delivered to NFLI , as well as for the purchase of all of DS's inventory of audio and video tapes, including all of the audio production rights for such audio and video tapes, and other materials used to promote NFLI , and for cancellation of the remaining term of the 1996 Agreement.

     Approximately $967,000 of the amount was paid upon execution of the agreement in October 1998 with the balance of $1,080,000 represented by a promissory note payable in 30 equal monthly payments, which has a remaining balance of $ 316,489 as of September 30, 2000.

     The Company accounted for the transactions as of September 30, 1998. The amount paid for the audio production rights was approximately $1,400,000, which was amortized over a period of three-years. Expense relative to the warrants issued to NC was determined by utilizing the Black-Scholes method to be approximately $702,000.

     NC also agreed that for a five year period it would not directly or indirectly seek to acquire a controlling interest, as defined under the rules and regulations promulgated by the Securities and Exchange Commission, in the Company without the prior written consent of the Company's Board of Directors.

          g.  Foreign Sales

     For the years ended September 30, 2000, and 1999, 1998, the Company's net sales from foreign operations were approximately $ 10,358,000, $8,600,000, and $9,000,000, respectively, including sales to customers in Canada totaling approximately $ 3,600,000, $3,100,000, and $4,800,000, respectively. The gross profit percentages on all foreign sales are consistent with the Company's overall gross profit percentages, however exchange rate fluctuations could have an impact on the Company's future gross profit margins. Information related to the Company's domestic and international operations is as follows:

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  YEARS ENDED SEPTEMBER 30,
                                                  -------------------------
                                                        (In thousands)

                                                  2000       1999      1998
                                                  ----       ----      ----
Sales to unaffiliated customers:
 North America (1)                              $46,432   $61,047   $65,387
 United Kingdom                                   4,156     4,690     3,533
 Philippines                                        582       833       738
 Japan                                            2,020        --        --

Sales or transfers between geographic areas:
 North America                                       --        --        --
 United Kingdom                                     742     1,007       622
 Philippines                                        145       104       290
 Japan                                               --        --        --

Operating profit (loss):
 North America                                   (3,051)      861     1,937
 United Kingdom                                  (1,297)     (855)     (959)
 Philippines                                       (300)     (508)     (280)
 Japan                                             (668)       --        --

Identifiable assets:
 North America                                   11,200    25,789    29,635
 United Kingdom                                   1,292     1,680     1,435
 Philippines                                         --       314       883
 Japan                                              472        --        --

(1)  Includes the United States, Canada, and Puerto Rico.


NOTE 5 -- INCOME TAXES

     Deferred income taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates, which are estimated to be in effect when these differences reverse.

     The (benefit) provision for income taxes for the years ended September 30, 2000, 1999 and 1998 consisted of the following:

                                               2000     1999       1998
                                               ----     ----       ----
        Federal tax (benefit) - current     $     --  $     --  $     --
        Federal tax (benefit) - deferred     205,000        --        --
        State tax                             55,000        --        --
                                            --------  --------  --------
                                            $260,000  $     --  $     --
                                            ========  ========  ========

     The following reconciles federal income taxes (benefit) computed at the statutory rate with income taxes as reported for the years ended September 30:

                                                                            2000         1999            1998
                                                                            ----         ----            ----
        Expected income tax (benefit) expense at 34%                      $  77,000   $     --        $     --
        State taxes, net of federal benefit                                  55,000         --              --
        Non deductible goodwill                                             125,000         --              --
        Other items, net                                                      3,000         --              --
                                                                          ---------   --------        --------
        Income tax expense (benefit)                                      $ 260,000   $     --        $     --
                                                                          =========   ========        ========

                         ADVANCED NUTRACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred tax assets and liabilities consisted of the following net tax effects of operating losses and temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes at September 30, 2000 and 1999:

                                                                       2000              1999
                                                                       ----              ----
       Assets
       ------
       Loss carryforwards                                          $1,215,000       $  599,000
       Inventory valuation write-offs                                 155,000               --
       Receivables allowance for doubtful accounts                    160,000               --
                                                                   ----------       ----------
                                                                                            --
               Deferred tax assets                                 $1,530,000       $  599,000
                                                                   ==========       ==========


    Liability                                                         2000              1999
    ---------                                                         ----              ----
    Fixed Assets                                                   $2,962,000         $     -
                                                                   ==========        =========

    At September 30, 2000, the Company had a net operating loss carry forward of approximately $1,650,000 which expires primarily in 2019. Additionally, the Company has obtained net operating losses of approximately $1.9 million which expire primarily in 2011 and are subject to annual usage limitations.

    For the year ended September 30, 1997, the Company recorded a federal income tax receivable of $659,111 from an overpayment of taxes. Of this receivable, approximately $459,000 was refunded during the year ended September 30, 1998 and $200,000 remained a receivable as of September 30, 1998 and was received during the year ended September 30, 1999.

NOTE 6 -- PROPERTY AND EQUIPMENT

         Property and equipment and their estimated useful lives are summarized as follows:

                                                                                                 September 30,
                                                                                                 -------------
                                                                             Lives           2000            1999
                                                                             -----           ----            ----
         Land                                                                           $1,763,567        $    --
         Building and improvements                                             15        2,606,509              -
         Equipment                                                              7        5,572,944              _
         Leasehold improvements                                                 5            8,238              _
         Furniture and fixtures                                              5-10           34,717              _
                                                                                        ----------        -------
                                                                                         9,985,975              _

         Less: Accumulated depreciation and amortization                                  (529,263)             -
                                                                                        ----------        -------
                                                                                        $9,456,712        $     -
                                                                                        ==========        =======

NOTE 7 -- ACQUISITIONS

     On November 17, 1999 the Company finalized the acquisitions of Bactolac Pharmaceutical Inc. ("Bactolac") and Advanced Nutraceuticals, Inc., a Delaware corporation ("Old - ANI"). Old - ANI was a holding company formed to pursue a consolidation and integration program in the nutrition industry. Former Old - ANI stockholders received an aggregate of 75,000 shares of a newly created Series A Preferred Stock of the Company, which was converted into 750,000 shares of the Company's common stock upon approval by the Company's stockholders at the Company's Annual Meeting held June 6, 2000.

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Bactolac, headquartered in Hauppauge, New York, manufactures nutritional supplements for private labeled customers. The purchase price of Bactolac consisted of $2,500,000 in cash, a subordinated promissory note in the principal amount of $2,500,000 and 96,831 shares of Series A Preferred Stock, which were converted into 968,310 shares of the Company's common stock upon approval by the Company's stockholders at the Company's Annual Meeting held June 6, 2000. Additionally, up to 176,060 shares of common stock may be issued pursuant to an earn out agreement. Bactolac entered into an employment agreement and covenant not to compete agreement with its former owner at the closing on November 17,1999. The Company intends to continue to operate Bactolac and to use its inventory, machinery and equipment in connection with the manufacture of nutritional supplements.

On December 1, 1999, the Company finalized the acquisition of Ash Corp. ("ASH") as a division of Bactolac. The purchase price of ASH consisted of $750,000 in cash, a note payable in the amount of $500,000 and 49,296 shares of Series A Preferred Stock, which were converted into 492,960 shares of the Company's common stock upon approval by the Company's stockholders at the Company's Annual Meeting held June 6, 2000. Additionally, up to 1,056,340 shares of common stock may be issued pursuant to an earn out agreement. The Company intends to continue the operations of ASH and to use its inventory, machinery and equipment in connection with the manufacture of liquid pharmaceutical and nutraceutical products. In the fourth quarter ended September 30, 2000, Bayer Corporation informed the Company that it decided to internally produce most of the products produced by the Company for Bayer. Bayer Accounted for 31% of the Company's Consolidated sales for the fiscal year ended September 30, 2000 (from continuing operations) while generating 15% of the company's consolidated gross profit.

  Financing for the acquisitions was provided primarily through a financing arrangement entered into on November 17, 1999 with General Electric Capital Corporation (the "GECC"). The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the operating results of the acquired companies have been included in the accompanying consolidated financial statements from their dates of acquisition. The purchase price for the acquisitions, including the equivalent common stock issued which was valued at its market price of $2.84 per share, has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the acquisition dates. The excess of the purchase price over the net assets acquired was approximately $9,690,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over twenty years.

  The following proforma information presents a summary of consolidated results of operations of the Company as if the acquisitions discussed above had occurred at the beginning of the years ended September 30, 2000 and 1999, and include certain proforma adjustments for amortization of the goodwill, additional depreciation expense as a result of the step-up in the basis of fixed assets and increased interest expense on the acquisition debt. The proforma financial information is not necessarily indicative of the results of operations which actually would have resulted had the acquisitions been effected on the assumed dates or of future results of the combined entities.

                                          Year Ended  September 30,
                                            2000           1999
                                           ---------------------
          Net sales                        $18,762       $19,296
          Net loss                          (4,378)       (1,119)
          Net loss per share               $  (.52)      $  (.14)


NOTE 8 - CREDIT FACILITY

     To provide financing for the acquisitions during the current year, and to provide working capital for the entire Company, ANI entered into a three-year Loan and Security Agreement (the "Agreement") with General Electric Capital Corporation ("GECC") as of November 17 1999. The Agreement provides for a $12,000,000 revolving credit line based upon eligible trade accounts receivable and allowable inventories as defined under the terms of the Agreement. Additionally, there is a $2,360,000 term loan facility, with principal payable $49,167, monthly over the remaining term of the Agreement. Interest on amounts outstanding under the Agreement is payable monthly based upon GECC's index rate plus one-half percent. The loan facility is secured by substantially all of the assets of ANI and its subsidiaries. As of September 30, 2000, there was $ 4,652,789 outstanding under the revolving credit line and $ 1,937,293 outstanding under the term loan facility. Of these amounts, $ 1,142,630 related to the revolving credit line and $ 220,375 related to the term loan, are included with net assets of discontinued operations on the consolidated balance sheet, as under the terms of the sale, the purchaser is required to repay or assume such amounts. The Agreement contains a number of covenants, which include among other items, maintenance of specified minimum net worth and fixed charge ratio, as well as limitations on capital expenditures. At September 30, 2000, the Company was not in compliance with the covenants regarding minimum net worth and fixed charge ratio under the Agreement and a waiver has been obtained from GECC. Due to the fact that ANI was not in compliance with the terms of the Agreement, and GECC's waiver did not extend beyond one year, the entire amount outstanding under the Agreement has been classified as a current liability on the accompanying consolidated balance sheet as of September 30, 2000. The Company is attempting to amend its credit agreement and believes based on its discussion with such lenders that it will be successful in such efforts.

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The Agreement was amended as of November 30, 1999, to provide for the acquisition of ASHCO, and again as of March 9, 2000, to provide for the reorganization of NFLI into the new holding company, ANI. The Company has begun discussions with GECC concerning an additional amendment to the Agreement to be accomplished between now and closing of the NFLI sale, to address the agreed upon sale of NFLI and to achieve mutually acceptable compliance conditions. If the Company is not successful in its efforts to amend the Agreement, it will have adverse effects on the Company's business, financial condition and operations.

NOTE 9 - STOCK PURCHASE NOTES AND MORTGAGE

  As a result of the acquisitions of Bactolac and ASHCO, during the first quarter of the Company's fiscal year, the Company entered into purchase notes with certain of the selling stockholders and assumed, through Bactolac, a $1,456,360, mortgage obligation of the ASHCO facility. Following is a summary of such obligations as of September 30, 2000:

   Stock purchase note arising from purchase of Bactolac (a)    $2,500,000

   Stock purchase notes arising from purchase of ASHCO (b)         500,000

   Mortgage obligation on ASHCO facility (c)                     1,350,053
                                                                ----------

      Total                                                      4,350,053

   Less current portion                                          2,850,053
                                                                ----------

      Long-term portion                                         $1,500,000
                                                                ==========

     (a) The Bactolac stock purchase note is subordinate to the GECC facility and bears interest at 7%, and with the approval of GECC, is payable $1,000,000, on the first anniversary of the acquisition, $1,000,000, on the second anniversary, and $500,000 on the third anniversary. The holder of the note has agreed to extend the payment of the first installment for six months or until the closing of the NFLI sale transaction.

     (b) The ASHCO stock purchase notes are subordinate to the GECC facility and bear interest at 7%, and subject to the approval of GECC, were payable December 29, 2000.

     (c) In connection with the ASHCO acquisition as a division of Bactolac, Bactolac entered into a loan assumption agreement for an ASHCO mortgage obligation. The obligation bears interest at prime plus 2%, and is secured by the ASHCO land and building. The assumption agreement was originally due May 15, 2000, and the holder has agreed to three amendment agreements which extended the due date to December 31, 2000. Management of the Company is currently having discussions with the holder concerning an additional extension. Should the holder not agree to an extension, or an alternative loan facility not be obtained, it would have adverse effects on the Company's business, financial condition and operations.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

401(k) Plan

  In July 1998 the Company established the Nutrition for Life 401(k) Plan and Trust (the "Plan") which covers all of the Company's full-time employees who are United States citizens, at least 21 years of age and have completed one quarter of service with the Company. Pursuant to the plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for discretionary contributions by the Company. As of September 30, 2000, the Company has made no such discretionary contributions.

Operating Leases

The Company has noncancelable operating leases, primarily for office, warehouse space and equipment. Rental expense under operating leases for the years ended September 30, 2000, 1999 and 1998 amounted to approximately $ 200,000, $-0-, and $-0-, respectively. The Bactolac lease is with Shilpa-Saketh Realty, Inc., an entity owned by a member of the Company's Board of Directors.

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year are as follows:

     Year Ending September 30,
     ------------------------
             2001                               $  307,000
             2002                                  312,000
             2003                                  317,000
             2004                                  323,000
             2005                                  218,000
                                                ----------
                                                $1,477,000
                                                ==========

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

NOTE 11 -- PREFERRED AND COMMON STOCK

  In connection with the acquisitions which were consumated during the first quarter of the fiscal year ended September 30, 2000, the Board of Directors established a Series A Preferred Stock. The Series A Preferred Stock is $.001 par value with 1,000,000 shares authorized. Following the stockholders approval for the conversion (on a ten-for-one basis) of the 221,127 shares of Series A Preferred Stock, into 2,211,270 shares of common stock, no Series A preferred shares remain outstanding. The Series A preferred shares had a $28.40 per share liquidation preference on any distribution over the holders of the common stock.

  During the year ended September 30, 1998 the Company's Board of Directors declared cash dividends totaling $350,326,of which $466,124 was paid during the year ended September 30, 1998. No dividends have been declared or paid on the Company's common stock subsequent to June 1998.

  The Company's Board of Directors during the fiscal year 2000 approved the retirement of 79,000 shares of common stock previously held in treasury.


NOTE 12 -- STOCK OPTIONS AND WARRANTS

1993 Plan

  The Company's Board of Directors approved the 1993 Stock Option Plan (the "1993 Plan") providing for a total of 282,000 shares of common stock to be reserved for the grant of options to purchase the Company's common stock. At September 30, 2000, there were 220,946 shares reserved for the grant of options under the 1993 plan. Generally, one-third of the shares underlying the options become exercisable in cumulative installments of 12 months, 24 months and 36 months after the date of grant. The maximum term of the options is 10 years, except that if an employee leaves the Company, the options will terminate 30 days thereafter. The issuance of options is at the discretion of the Company's Board of Directors.

1995 Discretionary Plan

  The Company's Board of Directors approved the 1995 Stock Option Plan (the "1995 Plan") in March 1995, as amended in June 1996, April 1999 and June 2000 providing for a total of 2,085,000 shares of common stock to be reserved for the grant of options to purchase Common Stock of the Company. The terms of the options are similar to those of the 1993 Plan. At September 30, 2000, there were 764,661 shares reserved for the grant of options under the 1995 plan.

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1995 Non-Discretionary Plan

  In November 1995, the Company adopted the 1995 Non-Discretionary Stock Option Plan for non-employee directors of the Company who are not eligible to participate in the other Plans (the "Non-Discretionary Plan"). The Non-Discretionary Plan provides that the Company grant options to purchase 5,000 shares of the Company's common stock to each person who thereafter becomes a director of the Company and, as of December 1, of each year (commencing in 1996), options to purchase an additional 5,000 shares of common stock will be granted to each eligible director. The exercise price of the options is the fair value of the common stock at the date of grant of the options. The options expire in five years and are exercisable in full at the date of grant. During the years ended September 30, 1998 and 1997, the Company issued 15,000 options to Directors under this plan. The Non-Discretionary Plan was cancelled on October 6, 1999.

Options and Warrants Issued in Public Offering

  In connection with a public offering, the Company issued 920,000 stock warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $3.75. The Company's Board of Directors has extended the warrant expiration date to April 30, 2001. The Company has the right to call all of the warrants for redemption on 30 days written notice at a redemption price of $.05 per warrant, subject to certain defined criteria. In addition, the Company issued warrants to underwriters to purchase 80,000 shares of the Company's common stock at $3.75 and options to purchase 160,000 shares of the Company's common stock at $3.23.

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

  In October 1998, the Company issued a warrant to Nightingale Conant to purchase up to 290,000 shares of the Company's common stock at $5.50 per share. The warrant is exercisable at any time until October 31, 2003, and is entitled to the benefit of adjustment of the exercise price and number of shares deliverable upon exercise thereof in the event of certain specified dilutive transactions. Expense of $702,000 has been recorded in the accompanying September 30, 1998 consolidated financial statements.

SFAS NO. 123 Pro Forma Computation

  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, a dividend yield of 0%, 0% and 1%; a risk-free interest rate of 5.5%, 5.0%, 5.7%; an expected life ranging from 5-10 years; and an expected volatility of 107%, 92% and 67%, respectively.

  Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123 for stock options issued to employees, net income (loss) and earnings (loss) per share for years ended September 30, 2000, 1999 and 1998 would have been reduced as follows:

                                               2000             1999          1998
                                               ----             ----          ----
     Net loss:
     As reported                            $ (4,004,331)   $  (848,352)  $  (867,456)
                                            ============    ===========   ===========
     Pro forma                              $ (4,695,866)   $(1,172,062)  $(1,063,456)
                                            ============    ===========   ===========

     Basic and diluted (loss) per share:
     As reported                            $       (.52)   $      (.15)  $      (.15)
                                            ============    ===========   ===========
     Pro forma                              $       (.61)   $      (.20)  $      (.18)
                                            ============    ===========   ===========

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following is a summary of the status of option and warrant plans during the years ended September 30:

                                                                 Options                        Warrants
                                                                 -------                        --------
                                                                        Weighted                        Weighted
                                                          Number         Average         Number          Average
                                                            of          Exercise           of           Exercise
                                                          Shares          Price          Shares           Price
                                                          ------          -----          ------           -----
     Outstanding as of September 30, 1997                 608,130        $ 7.38          464,263           $3.75

       Granted                                             80,000        $ 5.67           70,000           $5.25
       Exercised                                          (97,400)       $ 2.27          (13,160)          $3.75
       Forfeited                                          (73,233)       $11.31               --              --
       Cancelled                                          (12,417)       $11.56               --              --
                                                        ---------                       --------
     Outstanding as of September 30, 1998                 505,080        $ 7.39          521,103           $3.84
                                                        ---------                       --------

       Granted                                            205,000        $ 2.95          290,000           $5.50
       Exercised                                               --            --               --              --
       Forfeited                                           (7,200)       $13.00               --              --
       Cancelled                                           (3,000)       $13.00               --              --
                                                        ---------                      ---------
     Outstanding as of September 30, 1999                 699,880        $ 6.01          811,103           $4.59
                                                        ---------                      ---------
       Granted                                            839,871        $ 2.65               --              --
       Exercised                                               --            --               --              --
       Forfeited                                         (106,332)       $ 3.09               --              --
       Cancelled                                         (114,000)       $ 2.35               --              --
                                                        ---------                        -------
     Outstanding as of September 30, 2000               1,319,419        $ 4.48          811,103           $4.59
                                                        =========                       ========
     Exercisable as of September 30,
       1998                                               362,548        $ 5.83          521,103           $3.84
       1999                                               441,615        $ 6.58          811,103           $4.59
       2000                                               458,543        $ 7.87          811,103           $4.59

     Weighted average fair value of grants
     during the year ended September 30,
       1998                                                              $ 2.59                            $3.35
       1999                                                              $ 2.65                            $2.42
       2000                                                              $ 2.32                            $  --
                                                                         ======                            =====

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Following is a summary of the status of the options and warrants outstanding at September 30, 2000:

                    Options and Warrants Outstanding                           Options and Warrants  Exercisable
                    --------------------------------                           ---------------------------------

                                                 Weighted-Average
                                                    Remaining
           Range of                              Contractual Life    Weighted-Average                 Weighted-Average
        Exercise Prices           Number             (years)          Exercise Price     Number        Exercise Price
        ---------------           ------             -------          --------------     ------        --------------
       $0.00 -     $ 1.98         40,500               4.4               $ 1.88           40,500            $ 1.88
        1.98 -       3.95        997,452               8.6                 2.68          136,576              2.70
        3.95 -       5.93         56,667               5.3                 5.31           56,667              5.31
        5.93 -       7.90         15,000               2.2                 7.00           15,000              7.00
        7.90 -       9.88         20,000               3.4                 9.00           20,000              9.00
        9.88 -      11.85         10,000               6.1                11.50           10,000             11.50
       11.85 -      13.83        139,800               5.3                12.93          139,800             12.93
       13.83 -      15.80         25,000               5.6                14.25           25,000             14.25
       15.80 -      17.78              0                 0                    0                0                 0
       17.78 -      19.75         15,000                .2                19.75           15,000             19.75
                               ---------               ---               ------        ---------            ------

                               1,319,419               7.7               $ 4.48          458,543            $ 7.87
                               =========               ===               ======        =========            ======


NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                      2000             1999          1998
                                                                      ----             ----          ----
Supplemental disclosure of noncash financing activities:

   Purchase of property and equipment under
       capital lease                                               $     --          $     --      $   43,192

   Settlement of Nightingale-Conant contract:

       Purchase of audio production rights                         $     --          $     --      $1,400,000

       Issuance of long-term debt                                  $     --          $     --      $  949,000

       Net  increase in liabilities                                $     --          $     --      $  451,000

Supplemental disclosure of cash flow information:

   Federal and state income taxes paid                             $     --          $     --      $       --

   Interest paid                                                   $540,000          $128,900      $       --

                                   PART III

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

Exhibit 2.6 Agreement and Plan of Merger dated March 13, 2000 among Nutrition For Life International, Inc., Advanced Nutraceuticals, Inc. and NFLI Merger Sub, Inc., filed as an Exhibit to the Report on Form 8-K, filed on March 21, 2000, which Exhibit is incorporated herein by reference.

Exhibit 3.1 Articles of Incorporation of Nutrition For Life International, Inc., as amended*

Exhibit 3.2 Bylaws of Nutrition For Life International, Inc., filed as an Exhibit to the Registration Statement on Form S-4 (file no. 33-70312), which Exhibit is incorporated herein by this reference.

Exhibit 3.3 Articles of Incorporation of Advanced Nutraceuticals, Inc., filed as an Exhibit to the Report on Form 8-K, filed on March 21, 2000, which Exhibit is incorporated herein by this reference

Exhibit 3.4 Bylaws of Advanced Nutraceuticals, Inc., filed as an Exhibit to the Report on Form 8-K, filed on March 21, 2000, which
                Exhibit is incorporated herein by this reference

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

Exhibit 10.23 Agreement, dated August 19, 1998, among the Registrant, Kevin Trudeau and K. T. Corp., filed as an Exhibit to the Report on Form 8-K filed on August 21, 1998, which Exhibit is incorporated herein by this reference.

Exhibit 10.23.1 Settlement Agreement and Release, dated October 27, 1998, among the Registrant, Kevin Trudeau and K. T. Corp. filed as an Exhibit to the Report on Form 10-K for the fiscal year ended September 30, 1998, which Exhibit is incorporated herein by this reference.

Exhibit 10.24 Settlement and Release Agreement, dated October 30, 1998, among the Registrant, Distributor Services, L.L.C., Tru-Vantage International, L.L.C., Maximum Impact, L.L.C. and Nightingale-Conant Corporation, filed as an Exhibit to the Report on Form 8-K filed on November 13, 1998, which Exhibit is incorporated herein by this reference.

Exhibit 10.25 Agreement, dated October 30, 1998, between Distributor Services, L.L.C. and the Registrant, filed as an Exhibit to the Report on Form 8-K filed on November 13, 1998, which
                  Exhibit is incorporated herein by this reference.

Exhibit 10.26 Earnout Agreement, dated November 17, 1999, between Pailla M. Reddy and Nutrition For Life International, Inc., filed as an Exhibit to the Report on Form 8-K, filed on December 2, 1999, which Exhibit is incorporated herein by this reference.

Exhibit 10.26(a) Letter of agreement dated January 10, 2000, to Earnout Agreement between Pailla M. Reddy and Nutrition For Life International, Inc.**

Exhibit 10.27 Earnout Agreement, dated November 30, 1999, among Nutrition For Life International, Inc. and the former shareholders of Ash Corp. filed as an Exhibit to the Report on Form 8-K, filed on December 15, 1999, which Exhibit is incorporated herein by this reference.

Exhibit 10.32 Employment Agreement, dated November 17, 1999, between Bactolac Pharmaceutical Inc. and Pailla Reddy.**

Exhibit 10.33 Employment Agreement, dated November 30, 1999, between Bactolac Pharmaceutical Inc. and Allan I. Sirkin.**

Exhibit 10.34 Employment Agreement, dated November 30, 1999, between Bactolac Pharmaceutical Inc. and Neil Sirkin. **

Exhibit 10.35 Non-Competition Agreement, dated November 17, 1999, among For Life International, Inc. and NL Acquisition Company. **

Exhibit 10.36 Non-Competition Agreement, dated November 17, 1999, among Barry C. Loder, Nutrition For Life International, Inc. and NL Acquisition Company. **

Exhibit 10.37 Non-Competition Agreement, dated November 17, 1999, among Pailla M. Reddy, Nutrition For Life International, Inc. and Bactolac Pharmaceutical Inc. **

Exhibit 10.38 Non-Competition Agreement, dated November 30, 1999, between Bactolac Pharmaceutical Inc. and Allan I. Sirkin. **

Exhibit 10.39 Non-Competition Agreement, dated November 30, 1999, between Bactolac Pharmaceutical Inc. and Neil Sirkin. **

Exhibit 10.40 Subordinated Promissory Note, dated November 17, 1999, in the principal amount of $2,500,000 made by Nutrition For Life International, Inc., payable to Pailla Reddy. **

Exhibit 10.40(a) Allonge to Subordinated Promissory Note, dated November 17, 2000, to the $2,500,000 note payable to Pailla Reddy.

Exhibit 10.41 Subordinated Promissory Note, dated November 17, 1999, in the principal amount of $650,000 made by Bactolac Pharmaceutical Inc., payable to Pailla Reddy. **

Exhibit 10.42 Subordinated Promissory Note, dated December 1, 1999, in the principal amount of $155,000 payable by Nutrition For Life International, Inc., to Neil Sirkin. **

Exhibit 10.43 Subordinated Promissory Note, dated December 1, 1999, in the principal amount of $345,000 payable by Nutrition For Life International, Inc., to Allan I. Sirkin. **

Exhibit 10.44 Lock-Up Agreement, dated November 30, 1999, between Allan I. Sirkin and Nutrition For Life International, Inc. **

Exhibit 10.45 Lock-Up Agreement, dated November 30, 1999, between Neil Sirkin and Nutrition For Life International, Inc. **

Exhibit 10.46 Lock-Up Agreement, dated November 17, 1999, between Gregory Pusey and Nutrition For Life International, Inc. **

Exhibit 10.47 Lock-Up Agreement, dated November 17, 1999, between Barry C. Loder and Nutrition For Life International, Inc. **

Exhibit 10.48 Lock-Up Agreement, dated November 17, 1999, between Pailla Reddy and Nutrition For Life International, Inc. **

Exhibit 10.49 Loan and Security Agreement among General Electric Capital Corporation, Nutrition For Life International, Inc., Ash Corp., Bactolac Pharmaceutical Inc. and NL Acquisition Company. **

Exhibit 10.50 First Amendment to Loan and Agreement among General Electric Capital Corporation, Nutrition For Life International, Inc., Ash Corp., Bactolac Pharmaceutical Inc. and NL Acquisition Company. **

          Exhibit 10.51 Second Amendment to Loan and Security Agreement involving General Electric Capital Corporation, dated March 15, 2000.

          Exhibit 10.52 Agreement, dated September 20, 2000, among Nutrition For Life International, Inc., Advanced Nutraceuticals, Inc., David P. Bertrand, Barry C. Loder, Jeffrey G. McGonegal, Jana Mitcham and Gregory Pusey.

          Exhibit 10.53 Agreement, dated July 7, 2000, between Shilpa-Saketh Realty, Inc. and Bactolac Pharmaceutical Inc.

          Exhibit 10.54 Stock Purchase Agreement, dated December 29, 2000, among Advanced Nutraceuticals, Inc., Everest International, LLC and Nutrition For Life International, Inc.

          Exhibit 10.55 Waiver under Loan and Security Agreement involving General Electric Capital Corporation, dated January 10, 2001.

          Exhibit 21      Subsidiaries of the Company.

          Exhibit 23.1    Consent of BDO Seidman, LLP.

          Exhibit 23.2    Consent of Grant Thornton LLP.

  * These exhibits were previously filed as exhibits to the Company's Registration Statement on Form SB-2 (File No. 33-92274), and are incorporated herein by reference.

  ** These exhibits were previously filed as exhibits to the Company's Report on Form 10-K for the fiscal year ended September 30, 1999, and are incorporated herein by reference.

          (b)    Reports on Form 8-K

                 None.

          (c)    Exhibits

                 (a)(3)above

          (d)    Financial Statement Schedules

                 See Item 8 above.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ADVANCED NUTRACEUTICALS, INC.
                                         (Registrant)


     Date:    January 16, 2001           By: /s/ Gregory Pusey
                                             ----------------------------------
                                             Gregory Pusey, President and Chief
                                             Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Date:        January 16, 2001                            /s/ Gregory Pusey
                                                              ------------------------------------------------------------------
                                                              Gregory Pusey, Chairman, President,
                                                              Chief Executive Officer and Director

     Date:        January 16, 2001                            /s/ David P. Bertrand
                                                              -----------------------------------------------------------------
                                                              David P. Bertrand, Vice Chairman and Director

     Date:        January 16, 2001                            /s/ Jeff McGonegal
                                                              ------------------------------------------------------------------
                                                              Jeff McGonegal, Vice President and Chief Financial Officer

     Date:        January 16, 2001                            /s/ John R. Brown, Jr.
                                                              ------------------------------------------------------------------
                                                              John R. Brown, Jr., Vice President, Assistant Secretary and
                                                              Treasurer

     Date:        January 16, 2001                            /s/ Jana B. Mitcham
                                                              ------------------------------------------------------------------
                                                              Jana B. Mitcham, Secretary, and Director

     Date:        January 16, 2001                            /s/ F. Wayne Ballenger
                                                              ------------------------------------------------------------------
                                                              F. Wayne Ballenger, Director

     Date:        January 16, 2001                            /s/ M.F. Florence
                                                              ------------------------------------------------------------------
                                                              M. F. Florence, Director

     Date:        January 16, 2001                            /s/ Neil Sirkin
                                                              ------------------------------------------------------------------
                                                              Neil Sirkin, Director

     Date:        January 16, 2001                            /s/ Pailla Reddy
                                                              ------------------------------------------------------------------
                                                              Pailla Reddy, Director