Form 10-K/A
period 2000-09-30
ADVANCED NUTRACEUTICALS INC/TX
filed 2001-01-26
CIK 913614

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A


 X   Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
 -
     Act of 1934 (Fee Required) for the Fiscal Year Ended September 30, 2000

__ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from __________ to _________

                        Commission file number 0-26362
                                               -------

                        ADVANCED NUTRACEUTICALS, INC.
                        -----------------------------
            (Exact name of Registrant as specified in its charter)

              Texas                                     76-0642336
              -----
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

             9101 Jameel
            Houston, Texas                                77040
            --------------                                -----
 (Address of principal executive office)                (Zip Code)

      Registrant's telephone number, including area code:  (713) 460-1976

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

                                    ADVANCED NUTRACEUTICALS, INC.
                                    (Registrant)

    Date: January 26, 2001                  By: /s/  John R. Brown, Jr.
                                               ---------------------------
                                                     John R. Brown, Jr.,
                                                     Vice President-Finance

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

                                             SELECTED QUARTERLY FINANCIAL INFORMATION

                                                                                     QUARTER ENDED
                                                                             (In thousands, except Per Share)
                                                                             --------------------------------
                                                           December 31     March 31     June 30     September 30    Fiscal Year
                                                           -----------     --------     -------     ------------    -----------
   Fiscal 2000:
     Net Sales                                            $    1,785    $   4,996       $4,787        $4,500         $  16,068
     Gross profit                                                509        1,639        1,442         1,908             5,498
     Income (loss) from continuing operations                     50          225         (285)          (24)              (34)
     Loss from discontinued operations, net of tax              (548)        (643)      (2,486)         (293)           (3,970)
     Net income (loss)                                          (498)        (418)      (2,771)         (317)           (4,004)

       Earnings (loss) per Share:
         Continuing                                       $      .01    $     .03       $ (.04)       $   --         $      --
         Discontinued                                     $     (.07)   $    (.08)      $ (.33)       $ (.04)        $    (.52)

     Dividends per share                                          --           --           --            --                --

  Fiscal 1999:
     Net Sales                                            $       --    $      --    $      --     $      --         $      --
     Gross profit                                                 --           --           --            --                --
     Loss from continuing operation                             (220)        (113)         (88)         (207)             (628)
     Income (loss) from discontinued
      operations, net of tax                                     624          128          581        (1,553)             (220)
     Net income (loss)                                           404           15          493        (1,760)             (848)

       Earnings (loss) per Share:
         Continuing                                       $     (.04)   $    (.02)   $    (.01)    $    (.04)        $    (.11)
         Discontinued                                     $      .11    $     .02    $     .10     $    (.27)        $    (.04)

       Dividends per share                                        --           --           --            --                --

  Fiscal 1998:
     Net Sales                                            $       --    $      --    $      --     $      --         $      --
     Gross profit                                                 --           --           --            --                --
     Loss from continuing operations                            (205)         (82)        (106)         (193)             (586)
     Income (loss) from discontinued
      operations, net of tax                                     (43)         687         (215)         (710)             (281)
     Net income (loss))                                         (248)         605         (321)         (903) (1)         (867)

       Earnings (loss) per Share:
         Continuing                                       $    (0.04)   $   (0.01)   $   (0.02)    $   (0.03)        $   (0.10)
         Discontinued                                     $    (0.01)   $    0.12    $   (0.04)    $   (0.12)        $   (0.05)

       Dividends per share                                $     0.02    $    0.02   $     0.02            --         $    0.06

(1) Includes a $702,000 charge for warrants issued in connection with a severance agreement.

                 FINANCIAL INFORMATION RELATING TO FOREIGN AND
                      DOMESTIC OPERATIONS AND EXPORT SALES

  Continuing Operations:

     For the year ended September 30, 2000, Sales to unaffiliated customers totaled $16,068,000 of which $1,400,000 related to a customer located in Russia. Operating profit was $770,000 and identifiable assets were $31,778,000.


Discontinued Operations
                                                              YEARS ENDED SEPTEMBER 30,
                                                                   (In thousands)
                                                                    ------------
                                                     2000      1999      1998      1997      1996
                                                   -------   -------   -------   -------   -------
   Sales to unaffiliated customers:
     North America (1)                             $46,400   $61,100   $65,400   $80,300   $97,200
     Europe (2)                                      4,200     4,700     3,500     2,500       200
     Philippines (3)                                   600       800       700       200        --
     Japan (4)                                       2,000        --        --        --        --

   Sales or transfers between geographic areas:
     North America                                      --        --        --        --        --
     Europe                                            700     1,000       600       700       100
     Philippines                                       100       100       300       300        --
     Japan                                              --        --        --        --        --

   Operating profit (loss):
     North America                                  (2,100)    1,500     2,500    (2,300)   13,400
     Europe                                         (1,300)     (900)     (900)     (900)       --
     Philippines                                      (300)     (500)     (300)       --        --
     Japan                                            (700)       --        --        --        --

   Identifiable assets:
     North America                                  11,200    19,600    29,600    29,800    27,500
     Europe                                          1,300     1,700     1,400     1,400       900
     Philippines                                        --       300       900       700        --
     Japan                                             400        --        --        --        --


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

                              -------------------------------------------
                                      Pro Forma Year ended September 30,
                                  2000                  1999
                              -------------------------------------------

                                 Amount        %        Amount       %

  Net sales                    $18,762,000   100.0%  $19,296,000  100.0%
  Cost of sales                 12,932,000    68.9    16,110,000   83.5
  Gross profit                   5,830,000    31.1     3,186,000   16.5
  Operating expenses             3,486,000    18.6     2,449,000   12.7
  Goodwill amortization            484,000     2.6       484,000    2.5
  Operating income               1,860,000     9.9       253,000    1.3

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

  Gross profit for the 2000 pro forma period increased to $5,830,000, a $2,644,000 increase over the 1999 pro forma amount. On a pro forma basis, gross profit as a percentage of net sales increased to 31.1% in 2000, as compared to 16.5% in the 1999 pro forma period. The majority of the increase was due to higher levels of sales at the Bactolac operation, without a corresponding level of increase in the labor and overhead components of the cost of sales amounts. Additionally, as Bactolac purchases materials in higher volumes and better manages its purchasing activities, it is able to reduce, as a percentage of sales, its material costs. Shortly after the end of the current fiscal year, Bactolac moved into a larger facility, which will cause an increase in costs, but is also anticipated to provide for improved operating efficiencies and expanded in-house capabilities of certain processes for coating and packaging that had been previously outsourced and allow for higher revenue levels to be obtained.

  Operating expenses on a pro forma basis increased to $3,486,000 in 2000, from $2,449,000 in 1999. This represents an increase of $1,037,000 or 42.3%. The majority of the increase relates to additional personnel costs, in addition to higher administrative costs being incurred for insurance, professional fees and sales and marketing expenses following the acquisitions.

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

Operating Activities

  New cash outflows from continuing operating activities were approximately $2,289,000, $628,000 and $586,000 in 2000, 1999 and 1998. The cash used in operations in 1999 and 1998 consisted of the general and administrative expenses of the continuing entity as an inactive holding company, as the acquisitions of the continuing business segment were not consummated until 2000. The net cash outflow from operating activities in 2000, consisted primarily of approximately $2,082,000 in cash used to reduce accounts payable and accrued expenses during the period following the acquisitions of Bactolac and ASHCO and approximately $1,518,000 increase in accounts receivable, relating primarily to higher level of sales at the Bactolac operation. These amounts were offset in 2000 by income generated by continuing operations after adding back depreciation and amortization expense.

Investing Activities

  Investing activities from continuing activities consumed approximately $77,000 in 2000. In addition $205,000 was used for equipment additions, primarily at the new Bactolac facility, which was leased shortly before the end of the fiscal year. As the acquisitions of Bactolac and ASHCO were completed in 2000, there were no investing activities from continuing operations in 1999 or 1998.

Financing Activities

  Financing activities from continuing activities generated approximately $3,062,000 in 2000. This consisted of $2,323,000 in net borrowing under the Company's credit facility and long term debt and approximately $739,000 cash contribution from discontinued operations debt. As the acquisitions of Bactolac and ASHCO were completed in 2000, there were no financing activities from continuing operations in 1999 or 1998.

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
                             ========    ===========   ==========    ========  ===========   ===========   =========   =========


                                                                        Total
                                             Treasury Stock          Stockholders'
                                             --------------
                                       Shares           Amount          Equity
                                       ------           ------          ------
Balance at
September 30, 1997                      (9,000)       $ (73,810)      $15,858,016

Net loss                                    --               --          (867,456)
Cash dividends (Note 11)                    --               --          (350,326)
Purchase of
  treasury stock (Note 11)             (70,000)        (458,675)         (458,675)
Foreign currency
  translation adjustment                    --               --           (86,546)
Issuance of common
  stock options (Note 12)                   --               --           144,705
Registration expenses                       --               --           (31,487)
Unrealized loss on
  investment                                --               --           (38,364)
Exercise of stock options
  and warrants                              --               --           272,992
                                    ----------        ---------       -----------

Balance at
September 30, 1998                     (79,000)        (532,485)       14,442,859

Net loss                                    --               --          (848,352)
Foreign currency
  translation adjustment                    --               --            (2,281)
Issuance of common
  stock options and
  warrants (Note 12)                        --               --           763,112
Unrealized loss on
  investments,
  net of tax                                 --              --            (7,136)
                                    -----------       ---------       -----------

Balance at
September 30, 1999                      (79,000)       (532,485)       14,348,202

Net loss                                     --              --        (4,004,331)
Foreign currency
  translation adjustment                     --              --           157,919
Unrealized gain on
  investment, net
  of tax                                     --              --            45,500
Issue preferred
  stock                                      --              --         6,280,000
Convert preferred
  stock                                      --              --                --
Cancel treasury
  stock (Note 11)                        79,000         532,485                --

Balance at                             --------       ---------       -----------
September 30, 2000                           --       $      --       $16,827,290
                                       ========       =========       ===========


          See accompanying notes to consolidated financial statements.

                         ADVANCED NUTRACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998

                                                                       2000              1999             1998
                                                                       ----              ----             ----
    Cash flows from operating activities:
       Net income (loss) from continuing operations                $   (33,989)    $    (628,447)    $   (585,639)
       Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
              Depreciation and amortization                            998,135                --               --
              Bad Debt Provision                                       200,000                --               --
              Deferred tax expense (benefit)                           (39,259)               --               --
              Changes in assets and liabilities:
                 Receivables                                        (1,517,971)               --               --
                 Inventories                                           333,187                --               --
                 Prepaid and other assets                              (90,842)               --               --
                 Accounts payable                                     (742,055)               --               --
                 Deferred income                                       (55,556)               --               --
                 Accrued expenses and other liabilities             (1,340,154)               --               --
                                                                   -----------       -----------      -----------
       Net cash flows from continuing operations                    (2,288,504)         (628,447)        (585,639)
       Net cash flows from discontinued operations                     771,046        (1,201,678)          14,891
                                                                   -----------       -----------      -----------

Net cash flows from operating activities                            (1,517,458)       (1,830,125)        (570,748)
                                                                   -----------       -----------      -----------

Cash flows from investing activities:
       Acquisition of property and equipment                          (205,336)               --               --
       Acquired cash from acquisitions                                 128,472                --               --
                                                                   -----------       -----------      -----------

       Net cash flows from continuing operations                       (76,864)               --               --
       Net cash flows from discontinued operations                  (2,265,086)        2,249,786        1,420,349
                                                                   -----------       -----------      -----------

Net cash flows from investing activities                            (2,341,950)        2,249,786        1,420,349
                                                                   -----------       -----------      -----------

Cash flows from financing activities:

       Net borrowings from credit facility and long-term debt        2,323,197                --               --
       Cash contribution from discontinued operations                  738,912                --               --
                                                                   -----------       -----------      -----------
       Net cash flows from continuing operations                     3,062,109                --               --
       Net cash flows from discontinued operations                   1,494,040          (419,661)        (849,601)
                                                                   -----------       -----------      -----------

Net cash flows from financing activities                             4,556,149          (419,661)        (849,601)
                                                                   -----------       -----------      -----------

Net increase in cash and cash equivalents                              696,741                --               --

Cash and cash equivalents, beginning of year                                --                --               --
                                                                   -----------       -----------      -----------

Cash and cash equivalents, end of year                             $   696,741       $        --      $        --
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

Reclassification

     Certain reclassifications to the prior year numbers have been made to conform to the fiscal year ended September 30, 2000 presentation.

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

     Certain information with respect to discontinued operations of NFLI is as follows:

                                            2000                  1999              1998
----------------------------------------------------------------------------------------
Net sales                           $ 55,440,424          $ 66,569,875     $  69,658,095
----------------------------------------------------------------------------------------
Cost of sales                         38,637,997            44,742,050        47,939,482
----------------------------------------------------------------------------------------
Gross profit                          16,802,427            21,827,825        21,718,613
----------------------------------------------------------------------------------------
Operating expenses                    21,170,883            21,701,467        20,435,417
----------------------------------------------------------------------------------------
Other income (expense)                  (498,337)              210,737          (774,963)
----------------------------------------------------------------------------------------
Loss before income tax benefit        (4,866,793)              337,095           508,233
----------------------------------------------------------------------------------------
Income tax expense (benefit)            (896,451)              557,000           790,050
----------------------------------------------------------------------------------------
Loss from discontinued operations   $ (3,970,342)         $   (219,905)    $    (281,817)
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

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  YEARS ENDED SEPTEMBER 30,
                                                  -------------------------
                                                        (In thousands)

                                                  2000       1999      1998
                                                  ----       ----      ----
Sales to unaffiliated customers:
 North America (1)                              $46,400   $61,100   $65,400
 United Kingdom                                   4,200     4,700     3,500
 Philippines                                        600       800       700
 Japan                                            2,000        --        --

Sales or transfers between geographic areas:
 North America                                       --        --        --
 United Kingdom                                     700     1,000       600
 Philippines                                        100       100       300
 Japan                                               --        --        --

Operating profit (loss):
 North America                                   (2,100)    1,500     2,500
 United Kingdom                                  (1,300)     (900)     (900)
 Philippines                                       (300)     (500)     (300)
 Japan                                             (700)       --        --

Identifiable assets:
 North America                                   11,200    19,600    29,600
 United Kingdom                                   1,300     1,700     1,400
 Philippines                                         --       300       900
 Japan                                              400        --        --

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

  On December 1, 1999, the Company finalized the acquisition of Ash Corp. ("ASH") as a division of Bactolac. The purchase price of ASH consisted of $750,000 in cash, a note payable in the amount of $500,000 and 49,296 shares of Series A Preferred Stock, which were converted into 492,960 shares of the Company's common stock upon approval by the Company's stockholders at the Company's Annual Meeting held June 6, 2000. Additionally, up to 1,056,340 shares of common stock may be issued pursuant to an earn out agreement. The Company intends to continue the operations of ASH and to use its inventory, machinery and equipment in connection with the manufacture of liquid pharmaceutical and nutraceutical products. In the fourth quarter ended September 30, 2000, Bayer Corporation informed the Company that it decided to internally produce most of the products produced by the Company for Bayer. Bayer accounted for 23% of the Company's Consolidated sales for the fiscal year ended September 30, 2000 (from continuing operations) while generating 8% of the company's consolidated gross profit.

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

Other Warrants

  In April 1998, the Company retained the services of Piedmont Consulting, Inc., ("Piedmont") a public/investor relations firm, to assist in its efforts to gain a broader investor following. As compensation for its services Piedmont was paid a monthly retainer and was granted a three year warrant entitling it to purchase up to 30,000 shares of the Company's common stock at $5.25 per share and 40,000 shares at $7.00 per share. In July 1998 the Company terminated its relationship with Piedmont. Pursuant to the provisions of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the Company recognized approximately $144,700 as compensation expense related to the warrants in the year ended September 30,1998.

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
                                            ============    ===========   ===========

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following is a summary of the status of option and warrant plans during the years ended September 30:

                                                                 Options                        Warrants
                                                                 -------                        --------
                                                                        Weighted                        Weighted
                                                          Number         Average         Number          Average
                                                            of          Exercise           of           Exercise
                                                          Shares          Price          Shares           Price
                                                          ------          -----          ------           -----
     Outstanding as of September 30, 1997                 608,130        $ 7.38          464,263           $3.75

       Granted                                             80,000        $ 5.67           70,000           $5.25
       Exercised                                          (97,400)       $ 2.27          (13,160)          $3.75
       Forfeited                                          (73,233)       $11.31               --              --
       Cancelled                                          (12,417)       $11.56               --              --
                                                        ---------                       --------
     Outstanding as of September 30, 1998                 505,080        $ 7.39          521,103           $3.84
                                                        ---------                       --------

       Granted                                            205,000        $ 2.95          290,000           $5.50
       Exercised                                               --            --               --              --
       Forfeited                                           (7,200)       $13.00               --              --
       Cancelled                                           (3,000)       $13.00               --              --
                                                        ---------                      ---------
     Outstanding as of September 30, 1999                 699,880        $ 6.01          811,103           $4.59
                                                        ---------                      ---------
       Granted                                            839,871        $ 2.65               --              --
       Exercised                                               --            --               --              --
       Forfeited                                         (106,332)       $ 3.09               --              --
       Cancelled                                         (114,000)       $ 2.35               --              --
                                                        ---------                        -------
     Outstanding as of September 30, 2000               1,319,419        $ 4.48          811,103           $4.59
                                                        =========                       ========
     Exercisable as of September 30,
       1998                                               362,548        $ 5.83          521,103           $3.84
       1999                                               441,615        $ 6.58          811,103           $4.59
       2000                                               458,543        $ 7.87          811,103           $4.59

     Weighted average fair value of grants
     during the year ended September 30,
       1998                                                              $ 2.45                            $3.35
       1999                                                              $ 2.59                            $2.42
       2000                                                              $ 2.32                            $  --
                                                                         ======                            =====

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Following is a summary of the status of the options and warrants outstanding at September 30, 2000:

                    Options and Warrants Outstanding                           Options and Warrants  Exercisable
                    --------------------------------                           ---------------------------------

                                                 Weighted-Average
                                                    Remaining
           Range of                              Contractual Life    Weighted-Average                 Weighted-Average
        Exercise Prices           Number             (years)          Exercise Price     Number        Exercise Price
        ---------------           ------             -------          --------------     ------        --------------
       $0.00 -     $ 1.98         40,500               4.4               $ 1.88           40,500            $ 1.88
        1.98 -       3.95        997,452               8.6                 2.68          136,576              2.70
        3.95 -       5.93         56,667               5.3                 5.31           56,667              5.31
        5.93 -       7.90         15,000               2.2                 7.00           15,000              7.00
        7.90 -       9.88         20,000               3.4                 9.00           20,000              9.00
        9.88 -      11.85         10,000               6.1                11.50           10,000             11.50
       11.85 -      13.83        139,800               5.3                12.93          139,800             12.93
       13.83 -      15.80         25,000               5.6                14.25           25,000             14.25
       15.80 -      17.78              0                 0                    0                0                 0
       17.78 -      19.75         15,000                .2                19.75           15,000             19.75
                               ---------               ---               ------        ---------            ------

                               1,319,419               7.7               $ 4.48          458,543            $ 7.87
                               =========               ===               ======        =========            ======


NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                      2000             1999          1998
                                                                      ----             ----          ----
Supplemental disclosure of noncash financing activities:

   Acquisition of subsidiaries:

     Issuance of preferred stock                                   $6,280,000        $     --      $       --

     Credit facility proceeds                                      $3,550,000        $     --      $       --

     Stock purchase notes                                          $3,000,000        $     --      $       --

   Purchase of property and equipment under
       capital lease                                               $       --        $     --      $   43,192

   Settlement of Nightingale-Conant contract:

       Purchase of audio production rights                         $       --        $     --      $1,400,000

       Issuance of long-term debt                                  $       --        $     --      $  949,000

       Net  increase in liabilities                                $       --        $     --      $  451,000

Supplemental disclosure of cash flow information:

   Federal and state income taxes paid                             $       --        $     --      $       --

   Interest paid                                                   $  540,000        $128,900      $       --

                                   PART III

           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors
---------

     The following persons serve as members of the Board of Directors of Advanced Nutraceuticals, Inc. (the "Company"):

     F. Wayne Ballenger, age 54, has served as President of First Commercial Capital since 1995. He has also served as President of Puncture Guard LLC since December 1994. From March 1992 to December 1994, he served as director of sales and marketing for Petrolon, Inc., a multi-level marketing organization. Immediately prior thereto, he served as a vice president of Southwest Bank of Texas with commercial lending responsibilities. Mr. Ballenger received a B.B.A. degree from the University of the South in 1968. Mr. Ballenger became a director of the Company in November 1995.

     David P. Bertrand, age 57, has served as President of the Company and its predecessors since 1984. Mr. Bertrand received a B.S. degree in education in 1966 and a Master of Education degree in administration and supervision in 1969, both from McNeese State University in Lake Charles, Louisiana. Mr. Bertrand is the brother-in-law of Jana B. Mitcham.

     M. F. Florence, age 63, has served as President of Sherfam Inc. since 1989. Sherfam Inc. is a holding company, principally of pharmaceutical companies, and is the parent of Shermfin Inc., which is a principal shareholder of the Company. From 1958 to 1989, Mr. Florence was associated with the firm of Wm. Eisenberg & Co., a firm of Chartered Accountants in Canada. He served as a partner of the firm from 1964 to 1989. Mr. Florence received a Bachelor of Commerce degree from the University of Toronto. He is the recipient of a Chartered Accountants degree from the Institute of Chartered Accountants of Ontario. Mr. Florence is President of Citadel Gold Mines, Inc. Mr. Florence is also a Director of Barr Laboratories, Inc., a publicly held corporation whose common shares are listed on the New York Stock Exchange. Mr. Florence has served as a director of the Company since 1994.

     Jana B. Mitcham, age 52, has served as Executive Vice President, Secretary and Director of the Company and its predecessors since 1984. Ms. Mitcham received a B.A. degree in 1974 in special education from McNeese State University and undertook graduate work in special education at the Korean Extension of the University of Maryland. Ms. Mitcham is a Fellow with Boston Bio-Science Research Foundation and a member of the Board of Directors of the Multi-Level Marketing International Association. Ms. Mitcham is the sister-in-law of David P. Bertrand.

     Gregory Pusey, age 48, has served as Chairman of the Board of Directors of the Company since November 1999. Mr. Pusey served as an officer and director of Advanced Nutraceuticals, Inc. since December 1997. He served both as President of Livingston Capital, Ltd. and President and the general partner of Graystone Capital, Ltd., venture capital firms, from 1987 to 1999. From June 1994 to August 1998, he served as a director and consultant to the Company. Since 1988, Mr. Pusey has been the President and a director of Cambridge Holdings, Ltd., a publicly held real estate development firm. Mr. Pusey graduated summa cum laude from Boston College with a B.S. degree in finance in 1974.

     Pailla M. Reddy, age 41, is currently Chairman of the Board of Directors, Chief Executive Officer and President of Bactolac Pharmaceutical Inc. Bactolac was acquired by the Company in November 1999. Dr. Reddy founded Bactolac and has served as an officer and director of Bactolac, since 1995. From 1991 to 1995, he was production manager for Max Pharmaceutical, Inc. From 1983 to 1991, Dr. Reddy held various positions with Wellcome Pharmaceuticals Ltd., including research chemist and production manager. Dr. Reddy received a B.Sc. degree in chemistry from Osmania University in India, and M.Sc. and Ph.D. degrees in organic chemistry from Kanpur University in India.

     Neil S. Sirkin, age 37, is currently the President of the ASHCO division of Bactolac. ASHCO was acquired by the Company in December 1999. Mr. Sirkin was co-founder of ASHCO and served as an officer and director of ASHCO since 1996. He previously performed a variety of consulting and special project activities while affiliated with Sirkin Enterprises, Inc. Mr. Sirkin attended the University of Miami.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Based solely on the Company's review of copies of Section 16(a) reports filed by officers, directors and greater than 10% shareholders with the Securities and Exchange Commission, which have been received by the Company and written representations from these persons that no other reports were required for those persons, the Company believes that all filing requirements applicable to those persons were complied with for the fiscal year ended September 30, 2000, except that Neil Sirkin failed to file on a timely basis a Form 3 reporting his initial statement of beneficial ownership of the Company's securities.

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

     John R. Brown, Jr., age 63, became Vice President-Finance of the Company in September, 1996, and had previously served the Company on a part-time basis commencing in December 1995. >From April, 1989 until he joined the Company, Mr. Brown was a management consultant performing merger and acquisition services, systems analyses, financial reporting assistance, and other services for both publicly and privately held companies. From June, 1987 to March, 1989 he was Vice President-Finance & Administration for Environmental Protective Industries, Inc., an environmental services organization. Mr. Brown is a Certified Public Accountant and has over 20 years experience in public accounting with both national and local firms. Mr. Brown received a B.S. degree in mechanical engineering from Stanford University and an M.B.A. degree from the University of Texas at Austin.

     Jeffrey G. McGonegal, age 49, became Senior Vice President - Finance of the Company in February 2000. Since 1997, Mr. McGonegal has served as Managing Director of McGonegal and Co., a company engaged in providing accounting and business consulting services. Mr. McGonegal served as a consultant to the Company in connection with the acquisitions made in 1999. From 1974 to 1997, Mr. McGonegal was an accountant with BDO Seidman LLP. While at BDO Seidman LLP, Mr. McGonegal served as managing partner of the Denver, Colorado office. Mr. McGonegal is a member of the board of directors of The Rockies Venture Club, Inc. and Colorado Venture Centers, Inc. He received a B.A. degree in accounting from Florida State University.


                       ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid by the Company and its subsidiaries to the chief executive officer and each of the other executive officers of the Company (the "named executive officers") during the fiscal years ended September 30, 1998, 1999 and 2000.

Summary Compensation Table
--------------------------

                                              ANNUAL COMPENSATION                    AWARDS                  PAYOUTS
                                   ---------------------------------------------------------------------------------------
                                                                Other        Restricted
        Name and Principal                                      Annual         Stock     Options/     LTIP     All Other
             Position                Year   Salary   Bonus   Compensation      Awards     SAR's      Payouts  Compensation
--------------------------------------------------------------------------------------------------------------------------
Greg Pusey (3)                       1998  $     -   $   -   $    -              -          -           -          -
President, Chief Executive           1999        -       -        -              -          -           -          -
Officer and Chairman of the          2000    94,769       -       -              -      50,000          -          -
Board of Directors of ANI

David P. Bertrand (1)                1998   363,969       -             -             -    20,000          -         6,744
Vice Chairman of the Board           1999   318,269       -             -             -    25,000          -         6,744
of Directors of ANI;                 2000   241,703       -             -             -   103,604          -         6,744
President and Chief
Executive Officer of NFLI

Jana Mitcham (1)                     1998   342,172       -             -             -    20,000          -         5,184
Executive Vice President             1999   298,378       -             -             -    25,000          -         5,184
and Secretary of NFLI                2000   242,143       -             -             -   103,604          -         5,184

Jeffery McGonegal (3)                1998        -        -             -             -         -          -             -
Senior Vice President                1999        -        -             -             -         -          -             -
of Finance of ANI and NFLI           2000    56,558       -             -             -   100,000          -             -

John R. Brown, Jr.                   1998    88,628   7,500             -             -         -          -             -
Vice President Finance,              1999    96,067       -             -             -    10,000          -             -
Assistant Secretary and              2000   109,899       -             -             -    22,000          -             -
Treasurer of ANI and NFLI

David O. Rodrigue (2)                1998    74,431       -             -             -    25,000          -             -
Vice President and                   1999   117,760       -             -             -    15,000          -             -
Chief Financial Officer of           2000   120,295       -             -             -    35,000          -             -
ANI and NFLI

Pailla Reddy (3)                     1998         -       -             -             -         -          -             -
President, Chief Executive           1999         -       -             -             -         -          -             -
Officer and Chairman of the          2000   218,750       -             -             -         -          -             -
Board of Directors of
Bactolac

Neil Sirkin (3)                      1998         -       -             -             -         -          -             -
President of ASHCO                   1999         -       -             -             -         -          -             -
Division                             2000   125,000       -             -             -         -          -             -

_________________

(1) The Company has obtained insurance policies on the lives of Mr. Bertrand and Ms. Mitcham, of which benefit amounts of $1,060,000 and $660,000 on the lives of Mr. Bertrand and Ms. Mitcham, respectively, constitute "keyman" insurance and are payable to the Company. Approximately 51% of the aggregate insurance benefits on the lives of Mr. Bertrand and Ms. Mitcham are payable to beneficiaries designated by Mr. Bertrand and Ms.Mitcham. In addition, part of the cash value may be used as retirement benefits for the executive officers. The premiums paid by the Company allocable to these items are included in the table.

(2)  Mr. Rodrigue resigned from the Company in September 2000.

(3) Messrs. Pusey, McGonegal, Reddy and Sirkin became officers during the first quarter of the fiscal year ended September 30, 2000.


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

     On November 17, 1999, the Company entered into a two year employment agreement with Gregory Pusey with an annual salary of $120,000 and a one year employment agreement with Barry C. Loder with an annual salary of $100,000. Both individuals may receive a performance bonus at the Company's discretion.

     On September 20, 2000, Messrs. Bertrand, Loder, McGonegal and Pusey and Ms. Mitcham entered into an Agreement with the Company providing for the termination of any employment agreements or arrangements they had with the Company, and a readjustment of their annual salaries to the following amounts: Mr. Bertrand - $120,000; Mr. Loder - $12,000; Mr. McGonegal - $100,000; Ms. Mitcham - $120,000
and Mr. Pusey - $84,000.

     Mr. Loder subsequently resigned as the Company's Vice President of Corporate Development. Mr. Loder has been retained by the Company to assist in the proposed sale of NFLI. If the proposed sale is completed, Mr. Loder will receive approximately 3% of the amounts received by the Company for the NFLI sale.

     In connection with the acquisition of Bactolac Pharmaceuticals, Inc., the Company entered into a two year employment agreement with Dr. Pailly Reddy, the President of Bactolac. Dr. Reddy receives an annual salary of $200,000 and may receive a performance bonus at the Company's discretion. He is also entitled to continued use of the vehicle that is leased by Bactolac.

     In connection with the acquisition of Ash Corp. through Bactolac, Bactolac entered into three year employment agreements with Neil S. Sirkin and his father, Allan I. Sirkin. Both individuals receive an annual salary of $150,000 and may receive a performance bonus at the Company's discretion.

Option Grants in Fiscal Year Ended September 30, 2000
-----------------------------------------------------

  The following table sets forth information with respect to stock option grants to the named executive officers during the fiscal year ended September 30, 2000.

                                                        Percent                                          Potential Realizable
                                    Number of            Total                                                 Value at
                                   Securities         options/SARs                                       Assumed Annual Rates
                                   Underlying          granted to       Exercise or                       Stock Appreciation
                                  Options/SARs         Employees         base price    Expiration           For Option Term
                                                                                                         ----------------------
Name                              granted (#)       in fiscal year        ($/Sh)          date              5%           10%
-----------------------       ----------------------------------------------------------------------------------------------------
Greg Pusey                                50,000                 6.0%          $2.84      12/14/09       $ 89,303         $226,311

David P. Bertrand                         53,604                 6.4%          $2.13       10/6/09         71,636          181,541
                                          50,000                 6.0%          $2.84      12/14/09         89,303          226,311

Jana Mitcham                              53,604                 6.4%          $2.13       10/6/09         71,636          181,541
                                          50,000                 6.0%          $2.84      12/14/09         89,303          226,311

Jeffery McGonegal                        100,000                11.9%          $2.25       2/14/10        141,501          358,592

John R. Brown, Jr.                        22,000                 2.6%          $2.84      12/14/09         39,293           99,577

David O. Rodrigue                         35,000                 4.2%          $2.84      12/14/09         62,512          158,418


Options Exercises and Year-End Values
-------------------------------------

     The following table shows options exercises by the named executive officers during the fiscal year ended September 30, 2000 and the number and value of the unexercised options at September 30,2000.

                                                                                                                  Value of
                                                                                                                Unexercisable
                                                    Number of                                 Number of          In-the-Money
                                                      Shares                             Unexercised Options      Options at
                                                    Underlying            Value             At Year End (#)       Year End ($)
                                                     Options             Realized             Exercisable/        Exercisable/
            Name                                    Exercised              ($)                Unexercisable     Unexercisable (1)
----------------------------               ---------------------------------------------------------------------------------------
Greg Pusey                                                0                  0                    0/50,000                0/0

David P. Bertrand                                         0                  0                 106,933/120,271            0/0

Jana Mitcham                                                                 0                  99,733/120,271            0/0

Jeffery McGonegal                                         0                  0                    0/100,000               0/0

John R. Brown, Jr.                                        0                  0                  13,334/28,666             0/0

__________________
(1) Based on the price of the Common Stock of $.813 on September 29, 2000 as reported by The Nasdaq Stock Market.

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

     In March 1998, after consultation with the Committee, Mr. Bertrand and Ms. Mitcham agreed to a 25% reduction in their annual salaries, and in November 1999 entered into new employment agreements at these reduced salary levels with potential for bonus payments based on the Company's performance. Concurrent with the salary reductions, the Company granted to each of Mr. Bertrand and Ms. Mitcham stock options to purchase up to 20,000 shares of the Company's Common Stock at $5.13 per share, the closing trading price of the Common Stock on the date of the grant. In December 1998, the Company granted to each of Mr. Bertrand and Ms. Mitcham options to purchase up to 25,000 shares of the Company's common stock at $3.00 per share, the closing trading price of the common stock on the date of the grant. The options become exercisable in one-third annual installments commencing in December 1999. The Committee recommended these actions in furtherance of its objectives of linking compensation with Company performance and providing incentive for key executives.

     In late 1999, the Company finalized acquisitions of three companies. In connection with those acquisitions, the Company entered into employment agreements with the officers of those companies, Gregory Pusey, Barry Loder, Pailla Reddy, Neil Sirkin and Allan Sirkin, to continue serving as officers.

     As a result of the Company's worsening financial condition, in September 2000 Mr. Bertrand, Ms. Mitcham, Mr. Pusey and Mr. Loder, as well as Jeff McGonegal, the Company's Senior Vice President of Finance, agreed to terminate their respective employment agreements or arrangements and to substantial reductions in their salaries.

  The Committee periodically reviews executive salaries. In addition to the external competitive compensation market, base salary levels reflect each officer's performance over time and each individual's role in the Company. Consequently, employees with higher levels of sustained performance over time and/or employees assuming greater responsibilities will typically be paid correspondingly higher salaries. Individual performance criteria used to assess performance include leadership, professionalism, initiative and dependability. However, individual performance assessments are made qualitatively and in total, and no specific weightings are attached to these performance indicators, nor is a formula utilized in determining appropriate salary increases or salary levels.

  The Committee periodically reviews the performance of executive officers to determine whether bonuses should be paid to those persons. The Committee has not established specific performance measures for determining the award of bonuses. The Committee believes that bonuses should be provided to reward key employees based on Company and individual performance and to provide competitive cash compensation opportunities to the Company's executives. However, based primarily on the Company's financial results in the fiscal year ended September 30, 2000 and 1999, no bonuses were paid to any executive officers.

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

  In making grants during the fiscal year ended September 30, 2000, the Committee also considered the number of outstanding options previously granted to each officer. Due to the decline in the Company's stock price during the year, all of the options granted to executive officers of the Company in fiscal 2000 were "out-of-the-money" at the fiscal year end of September 30, 2000. The Committee believes that its awards were consistent with the Company's compensation philosophy to increase the emphasis placed on long-term incentives and to be competitive in its total compensation program.

  Under Section 162(m) of the Internal Revenue Code of 1986, as amended, public companies are precluded from receiving a tax deduction on compensation paid to executive officers in excess of $1,000,000, unless the compensation is excluded from the $1,000,000 limit as a result of being classified performance- based. At this time, the Company's executive officers cash compensation levels do not exceed the payment limit and will most likely not be affected by the regulations in the near future. Nonetheless, the Committee intends to review its executive pay plans over time in light of these regulations.

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

  During the fiscal year ended September 30, 2000, the Company granted options to purchase 25,000 shares of Common Stock at a price of $2.84 per share to F. Wayne Ballenger, and 15,000 shares of Common Stock at a price of $2.84 per share and 7,658 shares of Common Stock at a price of $2.13 per share to M.F.
Florence. The option grants were made pursuant to the Company's 1995 Stock Option Plan, as amended. Each option will expire ten years from the date of grant, except that an option will expire, if not exercised, 30 days after the optionee ceases to be a consultant to the Company.

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

                             [GRAPH APPEARS HERE]

--------------------------------------------------------------------------------------------------
Total Return Analysis

                                         9/29/95   9/30/96   9/30/97   9/30/98   9/30/99   9/29/00
--------------------------------------------------------------------------------------------------
Advanced Nutraceuticals                 $    100  $ 166.42  $  91.06  $  34.48  $  28.02  $   9.34
--------------------------------------------------------------------------------------------------
Peer Group                              $    100  $ 124.42  $ 121.34  $  65.68  $  89.64  $  77.48
--------------------------------------------------------------------------------------------------
Nasdaq Composite (US)                   $    100  $ 117.58  $ 161.53  $ 162.31  $ 263.99  $ 353.71
--------------------------------------------------------------------------------------------------

Source: Carl Thompson Associates www.ctasaline.com (800) 959-9677. Data from Bloomberg Financial Markets.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of January 10, 2000, the ownership of the Company's Common Stock held by: (i) each person who owns of record or who is known by the Company to own beneficially more than 5% of such stock, (ii) each of the directors of the Company, (iii) each of the current executive officers of the Company and (iv) all of the Company's directors and executive officers as a group. The number of shares and the percentage of the class beneficially owned by the persons named in the table and by all directors and executive officers as a group, includes, in addition to shares actually issued and outstanding, unissued shares which are subject to issuance upon exercise of options or warrants.

                                         Number of Shares        Percentage of
          Beneficial Owner                    Owned               Ownership
-------------------------------------  --------------------     ----------------

Apotex Foundation                           650,000 (1)                 8.1%
150 Signet Dr.
Weston, Ontario, Canada
9M9 1T9

Bernard Sherman                           1,215,390 (1)                15.2%
150 Signet Dr.
Weston, Ontario, Canada
9M9 1T9

Shermfin Inc.                               565,390 (1)                 7.0%
150 Signet Dr.
Weston, Ontario, Canada
9M9 1T9

M.F. Florence                               608,048 (1)(2)              7.6%
150 Signet Dr.
Weston, Ontario, Canada
9M9 1T9

Jana B. Mitcham                             561,634 (3)                 7.0%
10618 Great Plains
Houston, TX  77064

David P. Bertrand                           473,422 (4)                 5.9%
10622 Great Plains
Houston, TX  77064

F. Wayne Ballenger                           45,000 (5)                 0.6%
3134 Meadway Drive
Houston, TX  77082

Gregory Pusey                            429,950 (6)                 5.4%
1722 Buffehr Creek Road
Vail, CO  81657

Pailla M. Reddy                          968,310 (7)                12.1%
25507 Williston Avenue
Floral Park, NY  11001

Neil Sirkin                              123,240 (8)                 1.5%
3600 25th Avenue
Gulfport, MS  39501

John R. Brown, Jr.                        47,000 (9)                 0.6%
2534 Pomeran
Houston, TX  77080

Jeffrey G. McGonegal                     140,651 (10)                 1.8%
1905 West Valley Vista Drive
Castle Rock, CO  80104

All Officers and Directors as          3,322,255                     41.4%
a Group (9 persons)

_______________________________

(1) Mr. Sherman may be deemed a beneficial owner of the shares held by the Apotex Foundation due to his affiliations with the Apotex Foundation. Messrs. Sherman and Florence may be deemed beneficial owners of the shares held by Shermfin Inc. due to their affiliations with Shermfin Corp.

(2) Includes options to acquire (i) 5,000 shares of Common Stock at $19.75 per share, (ii) 5,000 shares of Common Stock at $12.38 per share, (iii) 5,000 shares of Common Stock at $7.00 per share and (iv) 5,000 shares of Common Stock at $2.38 per share, (v) 7,658 shares at $2.125 per share, and (vi) 15,000 shares at $2.84 per share.

(3) Includes Warrants to purchase 5,000 shares of Common Stock at $3.75 per share and options to acquire (i) 16,800 shares of Common Stock at $1.875 per share, (ii) 16,800 shares of Common Stock at $2.25 per share, (iii) 37,800 shares of Common Stock at $13.00 per share, (iv) 25,000 shares of Common Stock at $3.00 per share, of which options to acquire 8,333 shares become exercisable in December 2001 and (v) 20,000 shares of Common Stock at $5.13 per share, (vi) 53,604 shares of Common Stock at $2.125 per share, (vii) 50,000 shares of Common Stock at $284 per share. Also includes 11,554 shares of Common Stock owned by her daughter, 9,000 shares of Common Stock owned by her husband, and options held by her husband to acquire (i) 3,600 shares of Common Stock at $13.00 per share, (ii) 6,126 shares of Common Stock at $2.125 per share, (iii)

20,000 shares of Common Stock at $2.84 per share which become exercisable in one-third annual installments commencing in December 2000.

(4) Includes options to acquire (i) 19,200 shares of Common Stock at $1.875 per share, (ii) 19,200 shares of Common Stock at $2.25 per share, (iii) 40,200 shares of Common Stock at $13.00 per share, (iv) 25,000 shares of Common Stock at $3.00 per share, of which options to acquire 8,333 shares become exercisable in each of December 2000 and December 2001and (v) 20,000 shares of Common Stock at $5.13 per share, (vi) 53,604 shares of Common Stock at $2.125 per share which become exercisable in one-third annual installments commencing in October 2000 and (vii) 50,000 shares of Common Stock at $2.84 per share which become exercisable in one-third annual installments commencing in December 2000 . Also includes options held by his wife to acquire (i) 3,600 shares of Common Stock at $13.00 per share, (ii) 10,000 shares of Common Stock at $3.00 per share, (iii) 6,126 shares of Common Stock at $2.125 per share which become exercisable in one-third annual installments commencing in October 2000 and (iv) 20,000 shares of Common Stock at $2.84 per share which become exercisable in one-third annual installments commencing in December 2000.

(5) Includes options to acquire (i) 5,000 shares of Common Stock at $19.75 per share; (ii) 5,000 shares of Common Stock at $12.38 per share, (iii) 5,000 shares of Common Stock at $7.00 per share and (iv) 5,000 shares of Common Stock at $2.75 per share (v) 25,000 shares of Common Stock at $2.85 per share which become exercisable in one-third annual installments commencing in December 2000.

(6) Includes 14,430 shares held by his wife, individually and as custodian for their minor children, 5,880 shares held by a corporation in which he is a principal shareholder and warrants to purchase 15,000 shares of Common Stock at $3.75 per share. Includes options to acquire 75,000 shares of Common Stock at $2.84 per share which become exercisable in one-third annual installments commencing in December 2000.

(7) Does not include any shares which may be earned pursuant to earnout agreements. See Item 13.

(8) Does not include any shares which may be earned pursuant to earnout agreements. See Item 13.

(9) Includes options to acquire (i) 10,000 shares of Common Stock at $11.50 per share and (ii) 10,000 shares of Common Stock at $3.00 per share, of which options to acquire 3,333 shares become exercisable in each of December 2000 and
December 2001, (iii)  22,000 shares at   $2.84 per share, which become
exercisable in one-third annual installments commencing in December 2000.

(10) Includes options to acquire 100,000 shares of Common Stock at $2.375 per share which become exercisable in one-third annual installments commencing in February 2001 and does not include options to acquire 100,000 shares of Common Stock at $.5625 per share which become exercisable in one-third installments commencing in November 2001.

            ITEM 13.  CERTAIN RELATIONSHPS AND RELATED TRANSACTIONS

  In March 1995, the Company entered into an agreement with Shermfin Inc. regarding conversion to Common Stock of debt owed by the Company to Shermfin Corp. The Company and Shermfin Inc. also agreed that, for so long as Shermfin Corp. owns 10% or more of the outstanding Common Stock of the Company, Shermfin Corp. will be entitled to designate one person to serve as a member of the Company's Board of Directors. Shermfin Corp. designated M.F. Florence to serve on the Board.

  NION Laboratories, which was a subsidiary of Shermfin Inc. until June 1995, has been a key supplier to the Company of nutritional supplements and other consumer-related products. The Company purchased from NION approximately $494,000 of goods during the fiscal year ended September 30, 1998. No goods were purchased during the fiscal years ended September 30, 1999 and 2000. Richard S. Kashenberg, a director of the Company until October 1999, served as the chief executive officer of NION until December 31, 1996 and as a consultant to NION through October 31, 1997. The Company believes that the terms it has obtained from NION are at least as favorable as could have been obtained from third parties.

  During 1998, 1999 and 2000, respectively, the NFLI purchased approximately 41,000, 32,000 and 30,000 copies of a book, "Making A Difference While Making A
                                             ----------------------------------
Living", written by its CEO, David P. Bertrand and his son J. Mark Bertrand,
------
also an employee of the Company, at a cost to NFLI of $5.00 per book. New Paradigm Publishing, a company established by J. Mark Bertrand, published the book and subsequently sold it to NFLI. NFLI sold approximately 19,000, 10,000 and 3,000 copies of the book during 2000, 1999 and 1998, at an average selling price of approximately $10.95 per copy. The book has been placed in NFLI's product catalog at per copy prices ranging from $8.95 to $12.95, based upon quantity ordered, and in 1999 approximately 35,000 of the books were part of the materials provided to new distributors in NFLI's starter kits. Additionally, in 1998, approximately 19,000 copies of the book were shipped to distributors as part of the NFLI's Business Training Systems for that month. New Paradigm Publishing has agreed to accept return of any books ordered, but not sold by NFLI and to refund to NFLI $5.00 per returned copy. To date no books have been returned for refund. As of September 30, 2000 and 1999, $105,000 and $0, respectively, were owed by NFLI to New Paradigm Publishing.

  On November 17, 1999 the Company finalized the acquisitions of Bactolac Pharmaceutical Inc. ("Bactolac") and Advanced Nutraceuticals, Inc., a Delaware corporation ("Old - ANI"). Old - ANI was a holding company formed to pursue a consolidation and integration program in the nutrition industry. Former Old - ANI stockholders received an aggregate of 75,000 shares of a newly created Series A Preferred Stock of the Company, which was converted into 750,000 shares of the Company's common stock upon approval by the Company's stockholders at the Company's Annual Meeting held June 6, 2000. Gregory Pusey, an officer, director and principal stockholder of Old ANI subsequently became President and Chairman of the Board of Directors of the Company.

  The stock of Bactolac was acquired from Dr. Reddy, who subsequently became a director of the Company. The purchase price of Bactolac consisted of $2,500,000 in cash, a subordinated promissory note in the principal amount of $2,500,000 and 96,831 shares of Series A Preferred Stock, which were converted into 968,310 shares of the Company's common stock upon approval by the Company's stockholders at the Company's Annual Meeting held June 6, 2000. Additionally, up to 176,060 shares of common stock may be issued pursuant to an earn out agreement.

  On December 1, 1999, the Company finalized the acquisition of Ash Corp. which currently operates as a division of Bactolac under the name of ASHCO. The purchase price of ASH consisted of $750,000 in cash, a subordinated promissory note payable in the principal amount of $500,000 and 49,296 shares of Series A Preferred Stock, which were converted into 492,960 shares of the Company's common stock upon approval by the Company's stockholders at the Company's Annual Meeting held June 6, 2000. Additionally, up to 1,056,340 shares of common stock may be issued pursuant to an earn out agreement. Neil Sirkin and his father, Allan Sirkin, were offcers, directors and principal stockholders of Ash. Neil Sirkin subsequently became a director of the Company.


  In connection with the acquisitions of Old ANI, Bactolac and Ash employment agreements were made with Messrs. Loder, Pusey, Reddy and Sirkin which are described in Item 11.

  Bactolac, headquartered in Hauppauge, New York, conducts its operations in a leased facility comprising approximately 25,000 square feet. Bactolac's current monthly rental is approximately $27,000, of which $6,000 pertains to improvement made by an entity owned by Dr. Reddy, that escalates over the 5 year term remaining on the lease. Bactolac has two five year renewal options and a purchase option on the facility.

                                    PART IV

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

Exhibit 10.2      1995 Stock Option Plan, as amended***

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

Exhibit 10.39 Non-Competition Agreement, dated November 30, 1999, between Bactolac Pharmaceutical Inc. and Neil Sirkin. **

Exhibit 10.40 Subordinated Promissory Note, dated November 17, 1999, in the principal amount of $2,500,000 made by Nutrition For Life International, Inc., payable to Pailla Reddy. **

Exhibit 10.40(a) Allonge to Subordinated Promissory Note, dated November 17, 2000, to the $2,500,000 note payable to Pailla Reddy.***

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

Exhibit 10.45 Lock-Up Agreement, dated November 30, 1999, between Neil Sirkin and Nutrition For Life International, Inc. **

Exhibit 10.46 Lock-Up Agreement, dated November 17, 1999, between Gregory Pusey and Nutrition For Life International, Inc. **

Exhibit 10.47 Lock-Up Agreement, dated November 17, 1999, between Barry C. Loder and Nutrition For Life International, Inc. **

Exhibit 10.48 Lock-Up Agreement, dated November 17, 1999, between Pailla Reddy and Nutrition For Life International, Inc. **

Exhibit 10.49 Loan and Security Agreement among General Electric Capital Corporation, Nutrition For Life International, Inc., Ash Corp., Bactolac Pharmaceutical Inc. and NL Acquisition Company. **

Exhibit 10.50 First Amendment to Loan and Agreement among General Electric Capital Corporation, Nutrition For Life International, Inc., Ash Corp., Bactolac Pharmaceutical Inc. and NL Acquisition Company. **

          Exhibit 10.51 Second Amendment to Loan and Security Agreement involving General Electric Capital Corporation, dated March 15, 2000.***

          Exhibit 10.52 Agreement, dated September 20, 2000, among Nutrition For Life International, Inc., Advanced Nutraceuticals, Inc., David P. Bertrand, Barry C. Loder, Jeffrey G. McGonegal, Jana Mitcham and Gregory Pusey.***

          Exhibit 10.53 Agreement, dated July 7, 2000, between Shilpa-Saketh Realty, Inc. and Bactolac Pharmaceutical Inc.***

          Exhibit 10.54 Stock Purchase Agreement, dated December 29, 2000, among Advanced Nutraceuticals, Inc., Everest International, LLC and Nutrition For Life International, Inc.***

          Exhibit 10.55 Waiver under Loan and Security Agreement involving General Electric Capital Corporation, dated January 10, 2001.***

          Exhibit 21      Subsidiaries of the Company.***

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

 *** These exhibits were previously filed as exhibits to the initial filing of this Report on Form 10-K and are incorporated herein by reference.

          (b)    Reports on Form 8-K

                 None.

          (c)    Exhibits

                 (a)(3)above

          (d)    Financial Statement Schedules

                 See Item 8 above.