Form 10-Q
period 2000-12-31
ADVANCED NUTRACEUTICALS INC/TX
filed 2001-02-20
CIK 913614

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2000

                         Commission file number 0-26362

                         ADVANCED NUTRACEUTICALS,  INC.
                         ------------------------------
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

                               Yes [X]   No [ ]

      As of February 16, 2001 there were 8,107,895 shares of common stock,
                    $0.01 par value per share, outstanding.

ADVANCED NUTRACEUTICALS, INC.
Index

                         PART 1 - Financial Information

                                                                                Page
Item 1.    Financial Statements

           Advanced Nutraceuticals, Inc.

           Consolidated Balance Sheets
               December 31, 2000 and September 30, 2000                             3

           Consolidated Statements of Operations and Comprehensive Income (Loss)
               For the Three Months Ended December 31, 2000 and 1999                4

           Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended December 31, 2000 and 1999                5

           Notes to Consolidated Financial Statements                               6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                      8

                          PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                          10

Signatures                                                                         11

                         ADVANCED NUTRACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                    December 31,
                                        2000        September 30,
                                    (Unaudited)         2000
                                    -----------     -------------
      ASSETS
      ------

Current Assets:
 Cash and cash equivalents          $   466,694      $   696,741
 Receivables, net                     5,111,258        4,525,376
 Inventories                          1,998,292        1,807,303
 Net assets of discontinued
  operation (Notes 2 and 3)           6,251,714        5,343,367
 Deferred tax asset                     520,000          520,000
 Prepaid expenses and other
  assets                                113,011          150,425
                                    -----------      -----------
  Total Current Assets               14,460,969       13,043,212

Property and equipment, net           9,497,230        9,456,712
Goodwill                              9,101,805        9,228,829
Other assets                             73,665           49,582
                                    -----------      -----------
                                    $33,133,669      $31,778,335
                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
 Accounts payable                   $ 2,460,821      $ 2,812,170
 Deferred income                        111,111          111,111
 Accrued expenses and other
  liabilities                         1,212,913          498,633
 Credit facility                      4,994,802        5,227,078
 Current portion of long-term
  debt                                2,983,076        2,850,053
                                    -----------      -----------
  Total Current Liabilities          11,762,723       11,499,045

Deferred tax liability                2,505,000        1,952,000
Long-term debt                        1,500,000        1,500,000
                                    -----------      -----------
    Total Liabilities                15,767,723       14,951,045
                                    -----------      -----------
Commitments and contingencies                --               --

Stockholders' Equity:
 Preferred stock, $.001 par
  value; 1,000,000 authorized;
  none issued                                --               --
 Common stock; $.01 par value;
  20,000,000 shares authorized;
  8,019,865 issued                       80,198           80,198
 Additional paid-in capital          17,936,253       17,936,253
 Retained earnings (deficit)           (683,909)      (1,266,831)
 Accumulated other comprehensive
  income                                 33,404           77,670
                                    -----------      -----------
   Total Stockholders' Equity        17,365,946       16,827,290
                                    -----------      -----------
                                    $33,133,669      $31,778,335
                                    ===========      ===========


          See accompanying notes to consolidated financial statements.

                         ADVANCED NUTRACEUTICALS,  INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                                                          Three Months
                                                                                       Ended December 31,
                                                                                  ----------------------------
                                                                                     2000              1999
                                                                                  ----------        ----------
    Net sales                                                                     $4,921,647        $1,785,466
    Cost of sales                                                                  3,416,788         1,277,007
                                                                                  ----------        ----------
    Gross profit                                                                   1,504,859           508,459
    General and administrative expenses                                            1,332,240           413,838
                                                                                  ----------        ----------
    Operating income                                                                 172,619            94,621
                                                                                  ----------        ----------
    Other income (expense):
      Interest expense, net                                                         (246,998)          (19,531)
      Other, net                                                                       9,592             1,034
                                                                                  ----------        ----------
                                                                                    (237,406)          (18,497)
                                                                                  ----------        ----------
    Income (loss) from continuing operations
      before income tax expense                                                      (64,787)           76,124
    Income tax expense                                                                25,000            54,000
                                                                                  ----------        ----------
    Income (loss) from continuing operations                                         (89,787)           22,124

    Income (loss) from discontinued operations, net of tax (Note 2 and 3)            672,709          (520,284)
                                                                                  ----------        ----------
    Net income (loss)                                                             $  582,922        $ (498,160)
                                                                                  ----------        ----------
    Other comprehensive income (loss):
       Unrealized income on investments, net of tax                                       --            45,500
       Foreign currency translation adjustment                                       (44,266)           83,647
                                                                                  ----------        ----------
                                                                                     (44,266)          129,147
                                                                                  ----------        ----------
    Total comprehensive income (loss)                                             $  538,656        $ (369,013)
                                                                                  ==========        ==========
    Basic and diluted loss per common share:
      Continuing operations                                                       $     (.01)       $       --
      Discontinued operations                                                            .08              (.09)
                                                                                  ----------        ----------
    Net income (loss)                                                             $      .07        $     (.09)
                                                                                  ==========        ==========
    Weighted average common shares outstanding:
      Basic                                                                        8,019,865         5,808,595
      Diluted                                                                      8,023,152         5,808,595
                                                                                  ==========        ==========

          See accompanying notes to consolidated financial statements

                         ADVANCED NUTRACEUTICALS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Three Months
                                                        Ended December 31,
                                                       --------------------
                                                        2000          1999
                                                       ------        ------
Net cash used in operating activities --
 continuing operations                                 $ (181,015)  $ (309,427)
Net cash provided by (used in) investing activities      (264,221)      74,697
Net cash provided by financing activities                 215,189      506,496
                                                       ----------   ----------
 Net increase (decrease) in cash and cash equivalents    (230,047)     271,766
Cash and cash equivalents at beginning of period          696,741           --
                                                       ----------   ----------
Cash and cash equivalents at end of period             $  466,694   $  271,766
                                                       ==========   ==========
Net cash provided by operating activities--
 discontinued operations                               $1,106,421   $  329,977
                                                       ==========   ==========

          See accompanying notes to consolidated financial statements

                         ADVANCED NUTRACEUTICALS, INC.
                       NOTES FOR CONSOLIDATED STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Advanced Nutraceuticals, Inc. (the Company) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2000, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K/A. The results of operations for the period ended December 31, 2000 are not necessarily an indication of operating results for the full year.

NOTE 1 - ACQUISITIONS

  On November 17, 1999 the Company finalized the acquisitions of Bactolac Pharmaceutical Inc. ("Bactolac") and Advanced Nutraceuticals, Inc., a Delaware corporation ("Old - ANI"). Old - ANI was a holding company formed to pursue a consolidation and integration program in the nutrition industry. Former Old - ANI stockholders received an aggregate of 750,000 shares of the Company's common stock. The common shares issued in the acquisitions of Old - ANI, Bactolac and ASH were originally Series A Preferred Stock, which was converted into common stock on a ten for one basis upon approval by the Company's stockholders at the Company's Annual Meeting held June 6, 2000.

  Bactolac, headquartered in Hauppauge, New York, manufactures nutritional supplements for private labeled customers. The purchase price of Bactolac consisted of $2,500,000 in cash, a subordinated promissory note in the principal amount of $2,500,000 and 968,310 shares of the Company's common stock. Additionally, 88,030 shares of common stock were issued in February, 2000 and up to 88,030 additional shares of common stock may be issued pursuant to an earn out agreement. Bactolac entered into an employment agreement and covenant not to compete agreement with its former owner.

  On December 1, 1999, the Company finalized the acquisition of Ash Corp. ("ASH") as a division of Bactolac. The purchase price of ASH consisted of $750,000 in cash, a note payable in the amount of $500,000 and 492,960 shares of the Company's common stock. Additionally, up to 1,056,340 shares of common stock may be issued pursuant to an earn out agreement. In the fourth quarter ended September 30, 2000, Bayer Corporation informed the Company that it decided to internally produce most of the products produced by the Company for Bayer. Bayer accounted for 23% of the Company's consolidated sales for the fiscal year ended September 30, 2000 (from continuing operations) while generating 8% of the Company's consolidated gross profit.

  Financing for the acquisitions was provided primarily through a financing arrangement entered into on November 17, 1999 with General Electric Capital Corporation (the "GECC"). The acquisitions have been accounted for using the purchase method of accounting where-in the operating results of the acquired companies are included in the Company's consolidated financial statements from their dates of acquisition. The purchase price for the acquisitions, including the equivalent common stock issued which was valued at its market price of $2.84 per share, has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the acquisition dates. The excess of the purchase price over the net assets acquired was approximately $9,690,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over twenty years.

NOTE 2 - SALE OF NUTRITION FOR LIFE INTERNATIONAL, INC.

  On December 29, 2000, ANI signed a definitive agreement to sell Nutrition For Life International, Inc. ("NFLI"), and all of its subsidiaries engaged in the network marketing business to Everest International, L.L.C., a privately-held entity. The agreement provides for $5 million in cash at closing subject to a working capital adjustment and a $5 million prime plus one-half percent note, payable based upon a ten-year amortization with quarterly payments for three years and final balloon payment at the end of the third year. In addition, Bactolac Pharmaceutical, Inc. (a subsidiary of ANI) is entering into a product supply agreement with NFLI and also will receive a $650,000 note due one year and a day from closing, relating to an inter-company debt. The purchase price may also be increased up to an additional $750,000, depending upon future operating results of NFLI's recently established Japanese subsidiary. The transaction is subject to approval by ANI's stockholders and GECC and customary closing conditions. Closing is anticipated to occur during March, 2001.

NOTE 3 - DISCONTINUED OPERATIONS

As a result of the agreement to sell NFLI, the Company's consolidated financial statements and related notes thereto have been restated to present the operations of NFLI as discontinued operations. NFLI is not expected to incur any significant losses through closing and the sale is not expected to result in a loss to ANI.

  Certain information with respect to discontinued operations of NFLI is as follows:

                                                         Three Months Ended
                                                             December 31,
                                                     ---------------------------
                                                         2000           1999
                                                     -----------     ----------
 Net sales                                           $12,313,513    $14,801,531
 Cost of sales                                         7,751,485     10,199,558
                                                     -----------    -----------
 Gross profit                                          4,562,028      4,601,973

 Operating expenses                                    4,167,923      5,204,934
 Other income (expense)                                  (10,786)       (17,323)
                                                     -----------    -----------
 Income (loss) before income tax benefit                 383,319       (620,284)
 Income tax expense (benefit)                           (289,390)      (100,000)
                                                     -----------    -----------
 Income (loss) from discontinued operations, net     $   672,709    $  (520,284)
                                                     ===========    ===========

  Net assets of NFLI are as follows:

                                                                  December 31,      September 30,
                                                                      2000              2000
                                                                  -----------       -------------
Current assets, primarily inventories                             $ 7,828,311       $ 7,482,126
Noncurrent assets, primarily equipment and software                 5,025,966         5,443,561
                                                                  -----------       -----------
     Total assets                                                  12,854,277        12,925,687
                                                                  ===========       ===========

Current liabilities, primarily accounts payable and accruals      $ 5,824,862       $ 6,429,196
Noncurrent liabilities                                                777,701         1,153,124
                                                                  -----------       -----------
     Total liabilities                                              6,602,563         7,582,320
                                                                  -----------       -----------
         Net assets of NFLI                                       $ 6,251,714       $ 5,343,367
                                                                  ===========       ===========


                                    ITEM 2.

ADVANCED NUTRACEUTICALS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Manufacturing Operations

  The Company's manufacturing operations are a new line of business resulting from the acquisitions that were consummated during the first quarter of the fiscal year ended September 30, 2000. The acquisition of Bactolac Pharmaceutical Inc., a contract manufacturer of nutritional supplements, was closed on November 17, 1999, and ASHCO, a contract manufacturer of pharmaceutical products, was acquired as a division of Bactolac, as of December 1, 1999. The acquisitions have been accounted for under the purchase method of accounting, whereby the results of the acquired operations are included in the consolidated financial statements from their dates of acquisition. In order to provide a meaningful comparison, the following table for comparative purposes only, sets forth on a pro forma basis for the 1999 period the amounts and percentages of selected items of revenue and expense, as though the acquisitions of Bactolac and ASHCO had been consummated as of the beginning of the year ended September 30, 1999.

                                      Three Months Ended December 31,
                               --------------------------------------------
                                        2000              1999 (Pro forma)
                               --------------------    --------------------
                                 Amount         %        Amount        %
                               ----------    ------    ----------    -----
  Net sales                    $4,921,647     100.0%   $4,479,577    100.0%
  Cost of sales                 3,416,788      69.4%    3,638,660     81.2%
  Gross profit                  1,504,859      30.6%      840,917     18.8%
  Operating expenses            1,205,216      24.5%      974,165     21.7%
  Goodwill amortization           127,024       2.6%      126,000      2.8%
  Operating income (loss)         172,619       3.5%     (259,248)    (5.8%)

  Net sales for the three months ended December 31, 2000 increased $442,070 or 9.9% over the 1999 pro forma period. The increase was primarily attributable to a net $163,522 increase in the sales of Bactolac, through a number of customers, and a $278,548 increase in the sales of ASHCO. The majority of the ASHCO increase was attributable to an increase in sales to Bayer Corporation for an inventory build up related to the conclusion of the Bayer relationship. Bayer Corporation has historically represented a significant portion of ASHCO's revenue base, and Bayer has informed ASHCO, that effective January 1, 2001, it intends to produce in-house substantially all of the products currently produced for it by ASHCO. ASHCO is aggressively attempting to expand its customer base to compensate for the loss of the Bayer business. Failure to replace this substantial customer, or the inability to substantially reduce ASHCO's operating expenses, would have an adverse effect on the Company's business and operations.

  Gross profit for the three months ended December 31, 2000 increased to $1,504,859, a $663,942 increase over the 1999 pro forma amount. Gross profit as a percentage of net sales increased to 30.6% in 2000, as compared to 18.8% in the 1999 pro forma period. The majority of the increase was due to higher levels of sales at the Bactolac operation, without a corresponding level of increase in the labor and overhead components of the cost of sales amounts. Additionally, as Bactolac purchases materials in higher volumes and better manages its purchasing activities, it is able to reduce, as a percentage of sales, its material costs. In October 2000, Bactolac moved into a larger facility, which will cause an increase in costs, but is also anticipated to provide for improved operating efficiencies and expanded in-house capabilities of certain processes for coating and packaging that had been previously outsourced and allow for higher revenue levels to be obtained.

  Operating expenses increased to $1,205,216 for the three months ended December 31, 2000, from $974,165, on a pro forma basis in 1999. This represents an increase of $231,051, or 23.7%. The majority of the increase relates to additional personnel costs, in addition to higher administrative costs being incurred for insurance, professional fees and sales and marketing expenses following the acquisitions.

DISCONTINUED OPERATIONS.

  On December 29, 2000, the Company's Board of Directors, approved the sale of NFLI to an unrelated privately held entity. NFLI develops products that are designed for health-conscious consumers, and sells those products to consumers through its network of independent distributors. In November 2000, NFLI received a net State of Texas franchise tax refund of approximately $619,000, arising from amending previous years tax returns which amount was recorded as a reduction of income tax expense for the period.

  As a result of the agreement to sell NFLI, the Company's consolidated financial statements and related notes thereto have been restated to present the operations of NFLI as discontinued operations. For further discussion see Notes 2 and 3 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  Since ANI consummated the acquisitions of Bactolac and ASHCO, it has met its working capital and capital expenditure requirements, including funding for debt repayments, mainly through net cash provided under the Company's revolving line of credit provided through a secured lender. As a result of cost reductions which have been implemented across the board and upon the closing of the pending sale of NFLI, management believes that a significant portion of the upcoming working capital needs can be met out of cash provided by the sale of NFLI and cash generated from operating activities. In November 2000, NFLI received a net State of Texas franchise tax refund of approximately, $619,000, arising from amending previous years tax returns, which amount will be used for working capital needs. Management plans to continue to strive to restore profitability and pursue additional financing during the current fiscal year to meet currently anticipated funding requirements.

  At December 31, 2000, the Company had working capital of $2,698,246, (which included $6,251,714, the net assets of the discontinued NFLI business). Borrowings under the revolving portion of the secured credit facility totaled $4,019,000, with additional borrowings available of $1,344,000, at that point, based upon accounts receivable and inventory levels. Under the terms of the Agreement for the sale of NFLI, the purchaser is required to repay or assume the NFLI portion of such borrowings, which as of December 31, 2000, totaled approximately $1,144,000, including $202,000, outstanding under the term loan portion of the credit facility.

Operating Activities

  New cash outflows from continuing operating activities were approximately $181,000 and $309,000 for the three months ended December 31, 2000 and 1999, respectively. The cash used in operations includes general and administrative expenses of the continuing entity. The net cash outflow from operating activities in 2000 consisted primarily of approximately $191,000 to purchase additional inventory and an increase of $586,000 in accounts receivable, relating primarily to higher level of sales at the Bactolac and ASH operations. These amounts were offset in 2000 by income generated by continuing operations after adding back depreciation and amortization expense of approximately $284,000 as well as the net increase in accounts payable and accrued expenses of approximately $363,000.

Investing Activities

  Investing activities from continuing activities consumed approximately $264,000 in 2000. In addition $198,000 was used for equipment additions, primarily at the new Bactolac facility, which was leased shortly before the end of the fiscal year.

Financing Activities

  Financing activities from continuing activities generated approximately $215,000 in 2000. This consisted of $99,000 in increased net borrowing under the Company's credit facility, and approximately $314,000 cash contribution from discontinued operations.

  The Company's revolving credit facility provides for borrowings up to $12,000,000, based upon outstanding amounts of eligible accounts receivable and allowable inventories. Additionally, there is an approximate $1,596,000 term loan facility with the secured lender that requires principal payments of $49,167, monthly over the remaining term of the Agreement. Interest on amounts outstanding under the Agreement is payable monthly based upon the lender's index rate plus one-half percent. The credit facility is secured by substantially all of the Company's assets. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratio, as well as limitations on capital expenditures. At September 30, 2000, the Company was not in compliance with several covenants under the Agreement and a waiver was obtained from GECC. Due to the fact that ANI continues to not be in compliance with the terms of the Agreement, and the waiver obtained as of September 30, 2000 did not extend beyond one year, the entire amount outstanding under the Agreement has been classified as a current liability on the accompanying consolidated balance sheet as of December 31, 2000. Management of ANI plans to continue discussions with the secured lender concerning an amendment to the credit facility which management believes based on its discussions with such lender can be accomplished between now and closing of the NFLI sale, to approve the agreed upon sale of NFLI and to achieve mutually acceptable compliance conditions. If the Company is not successful in its efforts to amend the Agreement, it will have adverse effects on the Company's business, financial condition and operations.

  As a result of the acquisitions of Bactolac and ASHCO, during the first quarter of the Company's fiscal year ended September 30, 2000, the Company entered into purchase notes totaling $3,000,000, with certain of the selling stockholders and assumed, through Bactolac, a $1,350,053, mortgage obligation of the ASHCO facility. The Bactolac stock purchase note is subordinate to the GECC facility, bears interest at 7%, and with the approval of GECC, required a $1,000,000, payment on the first anniversary of the acquisition. The holder of the note has agreed to extend the payment of the first installment for six months or until the closing of the NFLI sale transaction. The $500,000, ASHCO stock purchase notes are subordinate to the GECC facility, bear interest at 7%, and subject to the approval of GECC, were payable December 29, 2000 and have not been paid. The loan assumption agreement for the ASHCO mortgage obligation bears interest at prime plus 2%, and is secured by the ASHCO land and building. The assumption agreement was originally due May 15, 2000, and the holder has agreed to amendment agreements that extended the due date to March 31, 2001. Management of ANI intends to continue to try to work with the holders of these obligations in trying to resolve the current inability to liquidate the debts under their scheduled terms. Additionally, the ability to potentially refinance the ASHCO mortgage with a new lender and provide additional cash is currently being explored. Should the holders not agree to extensions, or an alternative loan facility not be obtained, it would have adverse effects on the Company's business, financial condition and operation.

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

  Bayer has notified the Company that it will be moving substantially all production previously produced at the ASHCO facility, to its own in-house facility on or about January 1, 2001. During the quarter ended December 31, 2000, a significant increase in Bayer orders, which totaled approximately $1.1 million, was received and processed at the ASHCO facility, as Bayer stocked up for the transition. During the second quarter of the year, it is expected that such revenues will be collected and associated accounts receivable and inventory levels will be reduced. Since no new revenues are expected from Bayer, ASHCO has been attempting to expand its customer base to reduce its historical dependence upon Bayer and intends to continue to focus on those efforts. Failure to replace this substantial customer or failing to implement a substantial reduction in operating expenses would have an adverse effect on the Company's business, financial condition and results of operations.

Part II Other Information

Item 6.  Exhibits and Reports on Form 8-K
        (b) Reports on Form 8-K

        A Report on Form 8-K was filed reporting under Item 5 that the Company entered into a stock purchase agreement on December 29, 2000 to sell NFLI.

ADVANCED NUTRACEUTICALS, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ADVANCED NUTRACEUTICALS, INC.
                                  (Registrant)




Dated: February 20, 2001  By:    /s/ John R. Brown, Jr.
                                 -------------------------------
                                 John R. Brown, Jr.
                                 Vice President - Finance
                                 and Principal Accounting Officer