Form 10-Q/A
period 2000-12-31
ADVANCED NUTRACEUTICALS INC/TX
filed 2001-04-03
CIK 913614

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

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

                         ADVANCED NUTRACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                           December 31,
                                                                              2000       September 30,
                                                                           (Unaudited)      2000
                                                                           -----------   -------------
               ASSETS
               ------
Current Assets:
 Cash and cash equivalents                                                $    915,259  $      958,365
 Restricted cash                                                               101,266         101,266
 Receivables                                                                 5,707,689       4,578,570
 Inventories                                                                 7,130,203       7,253,939
 Deferred tax asset                                                          1,707,000       1,707,000
 Prepaid expenses and other assets                                             778,150         884,831
                                                                           -----------   -------------
   Total Current Assets                                                     16,339,567      15,483,971

Property and equipment, net                                                 13,977,154      14,326,317
Audio production rights                                                         62,000          80,600
Goodwill                                                                     9,101,805       9,228,829
Other assets                                                                   557,708         542,938
                                                                           -----------   -------------
                                                                          $ 40,038,234  $   39,662,655
                                                                           ===========   =============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Current Liabilities:
 Accounts payable                                                         $  5,291,729  $    5,614,400
 Accrued distributor bonuses                                                   934,421       1,133,081
 Deferred income                                                               283,855         348,455
 Accrued expenses and other liabilities                                      1,978,247       1,372,075
 Credit facility                                                             6,084,294       6,589,783
 Current portion of other installment obligations                              942,689       1,173,518
 Current portion of long-term debt                                           3,850,053       2,850,053
                                                                           -----------   -------------
      Total Current Liabilities                                             19,365,288      19,081,365

Deferred tax liability                                                       2,807,000       2,254,000
Long-term debt                                                                 500,000       1,500,000
                                                                           -----------   -------------
      Total Liabilities                                                     22,672,288      22,835,365
                                                                           -----------   -------------

Commitments and contingencies                                                       --              --

Stockholders' Equity:
 Preferred stock, $.001 par value; 1,000,000 authorized; none issued                --              --
 Common stock; $.01 par value; 20,000,000 shares authorized                     80,198          80,198
 Additional paid-in capital                                                 17,936,253      17,936,253
 Retained earnings (deficit)                                                  (683,909)     (1,266,831)
 Accumulated other comprehensive income (loss)                                  33,404          77,670
                                                                           -----------   -------------
      Total Stockholders' Equity                                            17,365,946      16,827,290
                                                                           -----------   -------------
                                                                          $ 40,038,234  $   39,662,655
                                                                           ===========   =============

         See accompanying notes to consolidated financial statements.

                        ADVANCED NUTRACEUTICALS,  INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)


                                                                    Three Months
                                                                 Ended December 31,
                                                           ------------------------------
                                                                 2000             1999
                                                                 ----             ----
    Net sales                                              $  16,653,997    $  16,586,996
    Cost of sales                                             11,011,657       11,476,565
                                                             -----------      -----------

    Gross profit                                               5,642,340        5,110,431

    Marketing, distribution and administrative expense         5,075,615        5,618,771
                                                             -----------      -----------

    Income (loss) from operations                                566,725         (508,340)
                                                             -----------      -----------

    Other income (expense):
      Interest expense, net                                     (287,203)        (104,201)
      Foreign exchange income (loss)                              34,606          (33,356)
      Other, net                                                   4,405          101,737
                                                             -----------      -----------
                                                                (248,192)         (35,820)
                                                             -----------      -----------

    Income (loss) before income tax expense                      318,533         (544,160)

    Income tax expense (benefit)                                (264,389)         (46,000)
                                                             -----------      -----------

   Net income (loss)                                       $     582,922    $    (498,160)
                                                             -----------      -----------

   Other comprehensive income (loss):
      Unrealized income on investments, net of tax                    --           45,500
      Foreign currency translation adjustment                    (44,266)          83,647
                                                             -----------      -----------
                                                                 (44,266)         129,147
                                                             -----------      -----------

    Total comprehensive income (loss)                      $     538,656    $    (369,013)
                                                             ===========      ===========

    Basic income (loss) per common                         $         .07    $        (.09)
                                                             ===========      ===========

    Diluted income (loss) per common share                 $         .07    $        (.09)
                                                             ===========      ===========

    Weighted average common shares outstanding:
      Basic                                                    8,109,865        5,808,595
                                                             ===========      ===========
      Diluted                                                  8,113,136        5,808,595
                                                             ===========      ===========


          See accompanying notes to consolidated financial statements

                         ADVANCED NUTRACEUTICALS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Three Months
                                                           Ended December 31,
                                                       ---------------------------
                                                             2000          1999
                                                             ----          ----
Net cash provided by (used in) operating activities    $    925,406   $ (2,352,561)
Net cash used in investing activities                      (199,404)    (3,374,316)
Net cash provided by (used in) financing activities        (724,842)     4,859,474
Effects of exchange rates on cash                           (44,266)        83,647
                                                          ---------      ---------
 Net decrease in cash and cash equivalents                  (43,106)      (783,756)
Cash and cash equivalents at beginning of period            958,365      1,395,310
                                                          ---------      ---------
Cash and cash equivalents at end of period             $    915,259   $    611,554
                                                          =========      =========

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


NOTE 1 -- ACQUISITIONS

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

  Bactolac, headquartered in Hauppauge, New York, manufactures nutritional supplements for private labeled customers. The purchase price of Bactolac consisted of $2,500,000 in cash, a subordinated promissory note in the principal amount of $2,500,000 and 968,310 shares of the Company's common stock. Additionally, 88,030 shares of common stock were issued in February, 2001 and up to 88,030 additional shares of common stock may be issued pursuant to an earn out agreement. Bactolac entered into an employment agreement and covenant not to compete agreement with its former owner.

  On December 1, 1999, the Company finalized the acquisition of Ash Corp. ("ASH") as a division of Bactolac. The purchase price of ASH consisted of $750,000 in cash, a note payable in the amount of $500,000 and 492,960 shares of the Company's common stock. Additionally, up to 1,056,340 shares of common stock may be issued pursuant to an earn out agreement. In the fourth quarter ended September 30, 2000, Bayer Corporation informed the Company that it decided to internally produce most of the products produced by the Company for Bayer. Bayer accounted for 5% of the Company's consolidated sales for the fiscal year ended September 30, 2000.

  Financing for the acquisitions was provided primarily through a financing arrangement entered into on November 17, 1999 with General Electric Capital Corporation (the "GECC"). The acquisitions have been accounted for using the purchase method of accounting wherein the operating results of the acquired companies are included in the Company's consolidated financial statements from their dates of acquisition. The purchase price for the acquisitions, including the equivalent common stock issued which was valued at its market price of $2.84 per share, has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the acquisition dates. The excess of the purchase price over the net assets acquired was approximately $9,690,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over twenty years


NOTE 2 - SALE OF NUTRITION FOR LIFE INTERNATIONAL, INC.

  On December 29, 2000, ANI signed a definitive agreement to sell Nutrition For Life International, Inc. ("NFLI"), and all of its subsidiaries engaged in the network marketing business to Everest International, L.L.C., a privately-held entity. The agreement provides for $5 million in cash at closing subject to a working capital adjustment and a $5 million prime plus one-half percent note, payable based upon a ten-year amortization with quarterly payments for three years and final balloon payment at the end of the third year. In addition, Bactolac Pharmaceutical, Inc. (a subsidiary of ANI) is entering into a product supply agreement with NFLI and also will receive a $650,000 note representing a currently outstanding inter-company liability, due one year and a day from closing. The purchase price may also be increased up to an additional $750,000, depending upon future operating results of NFLI's recently established Japanese subsidiary. The transaction is subject to approval by ANI's stockholders and GECC and customary closing conditions. Closing is anticipated to occur during the quarter ending June 30, 2001.

NOTE 3 - SEGMENT INFORMATION

Information regarding the Company's business segments as required by Statements of Financial Accounting Standards No. 131, "Disclosure About Segments of a Business Enterprise", follows below:

                                                Three Months ended
                                                   December 31,
                                                  (In Thousands)
                                                  --------------
                                                  2000     1999
                                                  ----     ----
 Sales to unaffiliated customers:
    Distribution:
      North America (1)                         $10,068   $13,239
      United Kingdom (2)                            879     1,358
      Philippines                                    --       205
      Japan                                         785        --
    Manufacturing                                 4,922     1,785

Sales or transfers between geographic areas:
    Distribution:
      North America                                  --        --
      United Kingdom                                157       394
      Philippines                                    --        43
      Japan                                          --        --
    Manufacturing                                    --        --

Operating profit (loss):
    Distribution:
      North America                                 508      (360)
      United Kingdom                               (143)     (234)
      Philippines                                    --      (100)
      Japan                                          29        --
    Manufacturing                                   173       186

Identifiable assets:
    Distribution:
      North America                              11,188    37,870
      United Kingdom                              1,334     2,197
      Philippines                                    --       302
      Japan                                         421        --
    Manufacturing                                27,095    16,283


(1) Includes the United States, Canada, and Puerto Rico
(2) Includes the United Kingdom, Ireland, and the Netherlands

ITEM 2.

ADVANCED NUTRACEUTICALS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------


Distribution Operations

Net sales for the three months ended December 31, 2000 decreased by $3,069,180 or 20.7% to $11,732,350 as compared to net sales of $14,801,530 for the three months ended December 31, 1999. At December 31, 2000, the Company had approximately 57,000 distributors compared to approximately 65,300 at December 31, 1999 and 58,000 at September 30, 2000. During the three months ended December 31, 2000 the number of active International distributors increased by approximately 400, while active distributors in North America decreased by approximately 1,400. The ability of the Company to increase it's number of active distributors and its sales per average number of distributors is material to the future operations and financial condition of the Company. The decrease in net sales is recapped below:

     Decrease in sales due to decreased number of distributors    $(1,957,557)
     Decrease in distributor average sales                         (1,111,623)
                                                                  -----------
                                                                  $(3,069,180)
                                                                  ===========

The Company's net sales per average number of distributors per month decreased from $75 during the three months ended December 31, 1999 to $68 for the three months ended December 31, 2000.

Cost of sales decreased by $2,604,688 or 25.5% to $7,594,871 for the three months ended December 31, 2000 from $10,199,559 for the three months ended December 31, 1999. Cost of sales as a percentage of net sales decreased from 68.9% in the three months ended December 31, 1999 to 64.7% in the three months ended December 31, 2000. Cost of sales, which includes product costs, commissions and bonuses paid to distributors, and shipping costs, is recapped below:

                                               Three months ended
                                                  December 31,
                                               ------------------
                                               2000          1999
                                               ----          ----
Product costs                                  23.8%         25.5%
Commissions and bonuses paid to distributors   33.5          34.1
Shipping costs                                  7.4           9.3
                                               ----          ----
                                               64.7%         68.9%
                                               ====          ====

Product costs as a percentage of cost of sales decreased 1.7% primarily as a result of mix of product sales. Commissions and bonuses paid to distributors decreased 0.6% as a result of changes in the mix of higher versus lower bonus value products purchased by distributors. Shipping costs were higher by 1.9% during the three months ended December 31, 1999, than those in the 2000 period primarily because 1999 included a higher than normal level of product shipments between the Company's warehouse in the United States and the United Kingdom.

Gross profit as percentage of net sales increased from 31.1% for the three months ended December 31, 1999 to 35.3% for the three months ended December 31, 2000. Gross profit decreased 10.1% or $464,492 from $4,601,971 for the three months ended December 31, 1999 to $4,137,479 for the three months ended December 31, 2000.

Manufacturing Operations

The Company's manufacturing operations are a new line of business resulting from the acquisitions that were consummated during the first quarter of the fiscal year ended September 30, 2000. The acquisition of Bactolac Pharmaceutical Inc., a contract manufacturer of nutritional supplements, was closed on November 17, 1999, and ASH, a contract manufacturer of pharmaceutical products, was acquired as a division of Bactolac, as of December 1, 1999. The acquisitions have been accounted for under the purchase method of accounting, whereby the results of the acquired operations are included in the consolidated financial statements from their dates of acquisition. In order to provide a meaningful comparison, the following table for comparative purposes only, sets forth on a pro forma basis for the 1999 period the amounts and percentages of selected items of revenue and expense, as though the acquisitions of Bactolac and ASH had been consummated as of the beginning of the year ended September 30, 1999.

                                  Three Months Ended December 31,
                                  -------------------------------
                                    2000            1999 (Pro Forma)
                             -------------------   ------------------
                              Amount         %       Amount       %
                             ----------   ------   ----------  ------

  Net sales                  $4,921,647    100.0%  $4,479,577   100.0%
  Cost of sales               3,416,788     69.4%   3,638,660    81.2%
  Gross profit                1,504,859     30.6%     840,917    18.8%
  Operating expenses          1,205,216     24.5%     974,165    21.7%
  Goodwill amortization         127,024      2.6%     126,000     2.8%
  Operating income (loss)       172,619      3.5%    (259,248)  (5.8%)


  Net sales for the three months ended December 31, 2000 increased $442,070 or 9.9% over the 1999 pro forma period. The increase was primarily attributable to a net $163,522 increase in the sales of Bactolac, through a number of customers, and a $278,548 increase in the sales of ASH. The majority of the ASH increase was attributable to an increase in sales to Bayer Corporation for an inventory build up related to the conclusion of the Bayer relationship. Bayer Corporation has historically represented a significant portion of ASH's revenue base, and Bayer has informed ASH, that effective January 1, 2001, it intends to produce in-house substantially all of the products currently produced for it by ASH. ASH is aggressively attempting to expand its customer base to compensate for the loss of the Bayer business. Failure to replace this substantial customer, or the inability to substantially reduce ASH's operating expenses, would have an adverse effect on the Company's business and operations.

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


Combined Operations

Marketing, distribution and administrative expenses decreased $543,156 or 9.7% from $5,618,771 for the three months ended December 31, 1999 to $5,075,615 for the three months ended December 31, 2000. This change in amount resulted primarily from reductions in professional fees and promotion expenses in distribution being offset by increases in personnel expenses in manufacturing. As a percentage of net sales, marketing, distribution, and administrative expenses decreased to 30.5% for the three months ended December 31, 2000 from 33.9% for the three months ended December 31, 1999.

Income (loss) from operations for the three months ended December 31, 2000 increased $1,075,065 to operating income of $566,725 from operating loss of $508,340 for the three months ended December 31, 1999, principally as a result of the increase in gross profit and a decrease in operating expenses.

Other income (loss) decreased to a loss of $248,192 for the three months ended December 31, 2000 from a loss of $35,820 for the three months ended December 31, 1999. The decrease was primarily the result of an increase in interest incurred from the acquisition financing.

As the Company is not currently able to recognize any tax benefit from foreign operating losses, income tax expense was accrued based on the taxable income from domestic operations for the three months ended December 31, 2000 and 1999 .

Net income was $582,922 for the three months ended December 31, 2000, compared to a net loss of $498,160 for the three months ended December 31, 1999. The increase was the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

  Since ANI consummated the acquisitions of Bactolac and ASH, it has met its working capital and capital expenditure requirements, including funding for debt repayments, mainly through net cash provided under the Company's revolving line of credit provided through a secured lender. As a result of cost reductions which have been implemented across the board and upon the closing of the pending sale of NFLI, management believes that a significant portion of the upcoming working capital needs can be met out of cash provided by the sale of NFLI and cash generated from operating activities. In November 2000, NFLI received a net State of Texas franchise tax refund of approximately $619,000, arising from amending previous years tax returns, which amount will be used for working capital needs. Management plans to continue to strive to restore profitability and pursue additional financing during the current fiscal year to meet currently anticipated funding requirements.

  At December 31, 2000, the Company had a working capital (deficit) of $3,025,721. Borrowings under the revolving portion of the secured credit facility totaled $4,286,000, with additional borrowings available of $1,344,000, at that point, based upon accounts receivable and inventory levels. Under the terms of the Agreement for the sale of NFLI, the purchaser is required to repay or assume the NFLI portion of such borrowings, which as of December 31, 2000, totaled approximately $1,089,000, including $202,000, outstanding under the term loan portion of the credit facility.

Operating Activities

  Net cash flows from operating activities generated approximately $925,400 for the three months ended December 31, 2000, as compared to consuming approximately $2,352,600 for the three months ended December 31, 1999. The net cash outflow from operating activities in 2000 consisted primarily of an increase of approximately $1,129,000 in accounts receivable, relating primarily to higher level of sales at the Bactolac and ASH operations. These amounts were offset in 2000 by income generated by continuing operations, depreciation and amortization expense of approximately $694,000 and a net decrease in deferred taxes, prepaid expenses and inventory of approximately $760,000.

Investing Activities

  Investing activities consumed approximately $199,400 in 2000, compared to $3,374,300 in the 1999 period. The $199,400 was used for equipment additions primarily at the new Bactolac facility, which was leased shortly before the end of the last fiscal year.

Financing Activities

  Financing activities consumed approximately $724,800 in 2000, compared to the 1999 period which generated approximately $4,859,500. This consisted of approximately $505,000 in net reduction of the Company's credit facility and approximately $219,000 of other debt reduction.

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

  As a result of the acquisitions of Bactolac and ASH, during the first quarter of the Company's fiscal year ended September 30, 2000, the Company entered into purchase notes totaling $3,000,000, with certain of the selling stockholders and assumed, through Bactolac, a $1,350,053, mortgage obligation of the ASH facility. The Bactolac stock purchase note is subordinate to the GECC facility, bears interest at 7%, and with the approval of GECC, required a $1,000,000 payment on the first anniversary of the acquisition. The holder of the note has agreed to extend the payment of the first installment for six months or until the closing of the NFLI sale transaction. The $500,000, ASH stock purchase notes are subordinate to the GECC facility, bear interest at 7%, and subject to the approval of GECC, were payable December 29, 2000 and have not been paid. The loan assumption agreement for the ASH mortgage obligation bears interest at prime plus 2%, and is secured by the ASH land and building. The assumption agreement was originally due May 15, 2000, and the holder has agreed to amendment agreements that extended the due date to March 31, 2001. Management of ANI intends to continue to try to work with the holders of these obligations in trying to resolve the current inability to liquidate the debts under their scheduled terms. Additionally, the ability to potentially refinance the ASH mortgage with a new lender and provide additional cash is currently being explored. Should the holders not agree to extensions, or an alternative loan facility not be obtained, it would have adverse effects on the Company's business, financial condition and operation.

  Capital expenditures, primarily for manufacturing and laboratory equipment for fiscal 2001 are anticipated to be approximately $450,000-600,000. It is expected that the funding for these capital needs will be provided by leases. A lease of $70,000 has recently been completed and was funded in January 2001, and a lease line of $407,000, has been tentatively approved for equipment needs.

  Bayer has notified the Company that it will be moving substantially all production previously produced at the ASH facility, to its own in-house facility on or about January 1, 2001. During the quarter ended December 31, 2000, a significant increase in Bayer orders, which totaled approximately $1.1 million, was received and processed at the ASH facility, as Bayer stocked up for the transition. During the second quarter of the year, it is expected that such revenues will be collected and associated accounts receivable and inventory levels will be reduced. Since no new revenues are expected from Bayer, ASH has been attempting to expand its customer base to reduce its historical dependence upon Bayer and intends to continue to focus on those efforts. Failure to replace this substantial customer or failing to implement a substantial reduction in operating expenses would have an adverse effect on the Company's business, financial condition and results of operations.

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



                                              ADVANCED NUTRACEUTICALS, INC.
                                              (Registrant)



           Dated: April 2, 2001               By:    /s/ John R. Brown, Jr.
                                                 -------------------------------
                                                         John R. Brown, Jr.
                                                  Vice President - Finance and
                                                  Principal Accounting Officer