Form 10-K/A
period 2000-09-30
ADVANCED NUTRACEUTICALS INC/TX
filed 2001-04-04
CIK 913614

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A

      X   Annual Report Under Section 13 or 15(d) of The Securities Exchange Act
     ---  of 1934 Fee Required) for the Fiscal Year Ended September 30, 2000


     --- Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required) for the Transition Period from ________ to ________

                        Commission file number 0-26362

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

                                    ADVANCED NUTRACEUTICALS, INC.
                                    (Registrant)
     Date: April 2, 2001            By:  /s/  John R. Brown, Jr.
                                         -----------------------
                                              John R. Brown, Jr.,
                                               Vice President-Finance

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

                                     PART I

                                ITEM 1. BUSINESS

  Advanced Nutraceuticals, Inc. ("ANI" or the "Company") was organized in March 2000 to be the holding company for Nutrition For Life International, Inc. ("NFLI") and NFLI's subsidiaries. NFLI has been engaged in the sale of nutritional supplements and other consumer products through a network marketing system since 1983. In late 1999, the Company acquired Bactolac Pharmaceutical Inc. ("Bactolac") and ASH Corp. ("ASH"), manufacturers of nutraceutical and pharmaceutical products. The Company adopted the holding company structure to better reflect the diversification of its operations and to improve its organizational structure for its acquisition program.

  On December 29, 2000, ANI entered into a definitive agreement to sell NFLI. Closing of the sale is subject to approval of the Company's shareholders and senior lender, as well as customary closing conditions. Assuming the completion of the sale, the Company's business operations will consist of the manufacture of nutraceutical and pharmaceutical products by Bactolac and ASH.

  Bactolac is engaged in the formulation, manufacturing and packaging of encapsulated and compressed tablets and powder blended vitamins and related nutritional supplements. ASH, which is operated as a division of Bactolac, is engaged primarily in the contract manufacture of liquid and powder pharmaceutical products. Bactolac and ASH provide private label contract and over-the-counter manufacturing services to various companies engaged in the marketing and distribution of vitamins, mineral supplements, herbs and other health and nutrition consumer products and over-the-counter drugs.

  The Company's near term strategy is to strengthen its financial position and to expand and diversify its revenue base. The Company believes it can successfully implement this strategy by completion of the sale of NFLI, improved management of its working capital assets, and aggressive efforts to obtain new customers by emphasizing its cost effective and high quality manufacturing operations.

  The Company's long-term strategy, which commenced with its acquisitions of Bactolac and ASH, is to pursue strategic acquisition opportunities in the manufacturing and distribution segments of the nutritional and pharmaceutical industries. Due to the operating losses of NFLI, management of the Company determined that for the near term, it would not be feasible to attempt to acquire additional companies. With the pending sale of NFLI, the Company anticipates refocusing on select acquisition candidates.

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

  The Company manufactures at its Hauppauge facility a comprehensive assortment of vitamin, mineral and nutritional supplement products, which include vitamins C and E, beta carotene, magnesium, folic acid, calcium and potassium, as well as various herbs such as Echinacea, St. John's Wort, Ginko Biloba, Saw Palmetto and Ginseng and various multivitamin combinations. The Company has the capacity to produce millions of tablets per day using technologically advanced high-speed manufacturing equipment. The Company is in the process of developing fully automated packaging lines. At its Gulfport facility, the Company manufactures liquids, tablet, powders, and over the counter drugs. Examples of the products that it produces include liquid antacids, cough and cold syrups and elixirs, acetaminophen elixirs, baby powders, medicated powders, antifungal powders and other consumer products.

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

  In the fourth quarter ended September 30,2000, Bayer Corporation informed the Company that it decided to internally produce most of the products produced at ASH's facility by the Company for Bayer. Bayer accounted for 5% of the Company's consolidated sales for the fiscal year ended September 30, 2000. ASH has expanded its marketing efforts by engaging independent sales agents with established customer relationships and expanding sales opportunities with customers other than Bayer. In addition, ASH has initiated a cost containment program aimed at reducing its expenses at its Gulfport facility.

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

Sources and Availability of Raw Materials

  Raw materials used in the Company's products consist of nutrient powders, excipients, empty gelatin capsules, and necessary components for packaging and distribution of finished vitamin and nutritional supplement products. The nutrient powders and the empty gelatin capsules are purchased from manufacturers in the United States, and foreign countries. Pharmaceutical ingredients used products manufactured by the ASH division are purchased from reliable sources in the United States. All materials procured by the Company undergo quality control review to ensure conformance to product specification prior to acceptance and release into materials inventory. To date, the Company has not experienced any difficulty in obtaining adequate sources of supply. Although there can be no assurance that the Company will continue to be able to obtain adequate sources in the future, the Company believes that it will be able to do so.

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

Employees

  At September 30, 2000, the Company employed 113 full time employees in its manufacturing operations, with 3 employed in holding company executive management while the remaining employees are engaged in management and sales, quality control, production and administration. At September 30, 2000, NFLI employed 145 persons; 115 of whom are employed in the U.S. The majority of NFLI's employees are office, clerical and warehouse employees.

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

                       NETWORK MARKETING OPERATIONS- NFLI

  On December 29, 2000, the Company signed a definitive agreement to sell Nutrition For Life International, Inc. ("NFLI") to Everest International, L.L.C. ("Everest"). The agreement provides for $5 million in cash at closing subject to a working capital adjustment and a $5 million note, payable based on a ten-year amortization with quarterly payments for three years and a final balloon payment at the end of the third year. In addition, Bactolac will enter into a product supply agreement with NFLI and will also receive a $650,000 note representing a currently outstanding inter-company liability, due in one year and a day from closing. The purchase price may also be increased up to an additional $750,000, depending upon future operating results of NFLI's Japanese operation. The transaction is subject to approval by the Company's stockholders and its senior lender and customary closing conditions.

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

  The number of active independent distributors of NFLI has declined during the past three fiscal years from 80,000 at September 30, 1998, to 67,000 and 58,000 at September 30, 1999 and 2000, respectively. A distributor remains active by generating a minimum of $40 in sales volume at least once every 12 months.

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

  Prior to June 1, 1999, NFLI sold product redemption certificates to distributors who were enrolled in the Company's order assurance program ("OAP"). Revenues were recorded when these certificates were redeemed for product. However, if the certificates were not redeemed for product, the Company recorded revenues ratably over a 150 day period commencing with the ending of the expiration period of 120 days. The period of recognition was based upon NFLI's historical redemption experience. Such revenues were recorded as part of the Company's net sales for periods prior to June 1, 1999.

  Subsequent to June 1, 1999, NFLI began shipping product packs for most OAP purchases, the shipment of which results in the recognition of revenue. Approximately $4,800,000 and $2,600,000 of revenue related to the shipment of the product packs was recognized in fiscal 2000 and 1999. Except in very limited circumstances, NFLI no longer sells any type of product redemption certificates. It now only provides its distributors with a deferred arrangement for product purchases under a plan similar to a "layaway" program for "big ticket" items. The distributor makes payments against the product purchase for a period not to exceed six months, and upon payment in full, NFLI ships the product to the distributor. Revenues collected in advance of shipment are recorded as deferred revenues until the product is shipped. The distributor has the right to substitute other products or receive a cash refund or product replacement under the same terms as regular product sales.

  Markets

  The following chart sets forth the countries in which NFLI currently operates, the year operations were commenced in each country, and historical sales information by country during the periods indicated.

                                     Year Ended September 30
                                    -------------------------
                                          (in Thousands)
     Country          Year Entered    2000     1999     1998
     ---------------  ------------  -------  -------  -------
     United States        1984      $42,800  $57,900  $60,400
     Canada               1993        3,600    3,100    4,800
     Puerto Rico          1994           --      100      200
     Europe               1996        4,200    4,700    3,500
     Philippines          1993          600      800      700
     Japan                1999        2,000       --       --


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

  Vitamins and minerals and antioxidants. NFLI markets 44 vitamin and mineral products that are offered in a variety of combinations including NFLI's proprietary Grand Master, Master-Key-Plus, and OraFlow Plus formulations.

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

  Food and weight management items. NFLI markets 84 food and weight management products. These include a whey beverage in five flavors, the Nutri- Mac line of pastas, the Nutri-Blend flour and baking mixes, instant food shakes, fiber products, the Nutri-Cookie, and Lean Life, a herbal weight management formulation, and a line called Heartful Gourmets, which are soy- based meals and snacks.

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

  In November 1991, the FDA issued proposed regulations designed to, among other things, amend its food labeling regulations. The proposed regulations met with substantial opposition. In October 1994, the "Dietary Supplement Health and Education Act of 1994" (the "Dietary Supplement Law") was enacted. Section 11 of the Dietary Supplement Law provided that the advance notice of proposed rule making by the FDA concerning dietary supplements was null and void. FDA regulations that became effective on June 1, 1994 would require standard format utrition labeling on dietary supplements.

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

  Statements appearing in dietary supplement labeling must be accompanied by disclaimer stating that the FDA has not evaluated the Statements. Notification to the FDA of these Statements is not considered approval of the Statements of products. If the FDA determines in possible future proceedings that dietary supplement Statements fail to met the requirements of the Dietary Supplement Law., a product may be subject to regulation as a drug. The FDA retains all enforcement means available to it (i.e. seizure, civil or criminal penalties, etc.), when investigating or enforcing labeling claims.

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

  Risks Related to the Company and its Manufacturing Operations

  Recent Losses. The Company has incurred losses in each of the fiscal years
  -------------
ended September 30, 2000, 1999 and 1998. The losses were incurred primarily from the operations of NFLI, which are expected to be discontinued upon completion primarily of the pending sale. The Company experienced declines in net sales for the network marketing business operated by NFLI during each of those years when compared to the preceding fiscal year. In addition, NFLI experienced increased costs in each of those years. Particularly in view of the Company's increased level of expenditures, NFLI's future financial condition and operating results could be negatively impacted if the Company is not successful in completing the NFLI sale. The Company completed the acquisitions of Bactolac and ASH in late 1999. Although those operations had income before income tax expense in the fiscal year ended September 30, 2000, because of the brief operating history, future profitable operations cannot be predicted with certainty.

  Sale of NFLI. On December 29, 2000, ANI signed a definitive agreement to sell
  ------------
NFLI and NFLI's subsidiaries in the network marketing business. The sales price consists of $5,000,000 in cash, subject to a working capital adjustment at closing, and a $5,000,000 note payable based upon a ten year amortization schedule with quarterly payments for three years and a final balloon payment at the end of the third year. The purchase price may also be increased up to an additional $750,000, depending upon future operating results of NFLI's recently established Japanese subsidiary. The note will be subordinate to the purchaser's secured lender and will be without recourse to the purchaser. Accordingly, collectability of the note will depend upon the success of operations of NFLI after the closing of the sale, including NFLI's ability to service its debt with its senior lender.

  The working capital adjustment will be based upon an adjusted working capital calculation using $1,000,000 as a base figure. If at closing the computation yields more or less than $1,000,000, the purchase price will be adjusted accordingly. As of December 31, 2000, such computation would have resulted in a base amount deficit and if the sale were closed as of that date, the $5,000,000 cash purchase price would have been decreased to approximately $ 3,725,000. It is currently unknown what adjustment will be made at closing as this will depend upon a number of factors, primarily future operations of NFLI. If the working capital adjustment results in a significant reduction in the purchase price, or if the future operations of NFLI are not sufficient to repay the note, the financial position and liquidity of ANI would be adversely affected.

  Secured Lender Relationships. In connection with the acquisitions of Bactolac
  ----------------------------
and ASH, the Company entered into a credit facility, and through Bactolac, assumed a mortgage obligation outstanding on the ASH facility. As of September 30, 2000, the balances outstanding on those obligations amounted to $6,589,783 and $1,350,053, respectively. The Company has not been in compliance with certain covenants under the credit facility and has been granted waivers by the lender and, in the case of the mortgage obligation, has been granted extensions of the original due date of the loan. The Company is attempting to amend its credit agreements and believes based on its discussion with the lenders, that it will be successful in such efforts. If the Company's secured lenders will not modify the agreements or continue to work with the Company in granting waivers and extensions, until such time as the Company may be able to modify, refinance or repay such obligations, the financial position and liquidity of the Company would be adversely affected.

  Replacement Of Principal Customer Of ASH. Approximately 5%  (31% of the
  ----------------------------------------
manufacturing divisions sales) of the Company's consolidated sales in for the fiscal year ended September 30, 2000 were made to Bayer Corporation. During the fiscal year, Bayer informed ASH that, effective January 1, 2001, it intended to produce in-house products which had been produced for it by ASH. ASH is aggressively attempting to expand its customer base to compensate for the loss of the Bayer business and has initiated a cost containment program. Failure to replace this substantial customer, or the inability to substantially reduce ASH's operating expenses, would have an adverse effect on the Company's business and financial condition.

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

  Nasdaq Listing.  The Company's common stock is currently traded under the
  --------------
symbol - ANIIC, on the Nasdaq SmallCap Market based on a temporary exception granted by Nasdaq. The Company's common stock has failed to maintain a minimum bid price of $1.00 as required by Nasdaq. The exception will expire on May 18, 2001. If the Company meets this requirement, the common stock will continue to be listed on Nasdaq. Should the Company's shares be delisted from Nasdaq, and be quoted on either the "bulletin board," or the "pink sheet" system, it could have a negative impact on the trading activity and price of the Company's common stock as well as the Company's ability to raise additional equity capital and/or consummate additional acquisitions.

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

  Ability to Implement Business Strategy; Integration of Acquisitions.  The
  -------------------------------------------------------------------
Company's future results and financial condition are dependent on the successful implementation of its business strategy. A key component of the Company's long-term business strategy involves strategic acquisitions. With the 1999 acquisitions of ASH and Bactolac, the Company has expanded its operations to include the manufacture of pharmaceutical products and nutritional supplements. Although the Company believes that its business strategy will enable it to improve its financial results, there can be no assurance that its strategy will be successful, that the anticipated benefits of its strategy will be realized, that management will be able to implement the strategy on a timely basis, that the Company will return to profitability levels previously experienced, or that losses will not be incurred in the future.

  The success of the Company will depend, in part, on the Company's ability to integrate the operations of the acquired companies. There can be no assurance that the Company's management team will effectively be able to oversee the combined entity and implement the Company's business strategy. Moreover, no assurance can be given that the Company will be able to successfully integrate the acquisitions of ASH and Bactolac or any future acquisitions without substantial cost, delays or other problems. The cost of integration could have an adverse effect on short-term operating results. Such costs could include severance payments, restructuring charges associated with the acquisitions and expenses associated with the change of control. There can be no assurance that the Company will be able to anticipate all the changing demands the acquisitions will impose on its management personnel, operational and management information systems and financial systems. The integration of newly acquired companies may also lead to diversion of management attention from other ongoing business concerns. Any or all of these factors could have a material adverse effect on the Company's business, financial condition or results of operations.

  Risks Related to Acquisition Financing; Leverage.  The financing for the
  ------------------------------------------------
acquisitions of Bactolac and ASH was provided primarily through a new lending arrangement that commenced in November 1999. The loan facility is secured by substantially all the assets of the Company and its subsidiaries. The loan agreement contains various covenants that require the maintenance of certain financial ratios, as well as additional covenants and significant restrictions on dividend payments, issuance of debt and equity, mergers, changes in business operations and sales of assets. These restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business or acquisition opportunities. If any covenant were breached without a waiver or renegotiation of the terms of that covenant, the lender could have the right to accelerate the payment of the indebtedness even if the Company has made all principal and interest payments when due. The Company has not complied with all of the covenants and has obtained waivers from the lender. The Company is attempting to amend its credit agreements and believes based on its discussions with such lenders that it will be successful in such efforts. If the Company continues to breach these covenants, or if the Company's operating revenues after the sale of NFLI were to be insufficient to pay debt service, there would be a risk of default and foreclosure on the Company's assets.

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

  Risks Related to NFLI and the Company's Network Marketing Operations

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

  Effect of Exchange Rate Fluctuations.   During the fiscal years ended
  ------------------------------------
September 30, 2000 and 1998 NFLI realized exchange rate losses of approximately $453,000, and $337,000, respectively. During the year ended September 30, 1999 the Company realized an exchange rate gain of approximately $65,600. There can be no assurance that exchange rates will continue to improve in the future or that future exchange rate losses will not exceed those experienced in recent periods. Further, if exchange rates fluctuate dramatically, it may become uneconomical for NFLI to establish or continue activities in certain countries.

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

                        ITEM 2. DESCRIPTION OF PROPERTY

Manufacturing Operations

ASH manufactures pharmaceutical products at its company owned 132,000 square foot facility in Gulfport, Mississippi. Bactolac headquartered in Hauppauge, New York, conducts its operations in a leased facility comprising approximately 25,000 square feet. Bactolac current monthly rental is approximately $25,000, of which $6,000 pertains to improvement made by a related party, that escalates over the 5 year term remaining on the lease. The Company has two five year renewal options and a purchase option on the facility. The Bactolac lease is with Shilpa Saketh Realty, Inc., an entity owned by a member of the Company's Board of Directors. In addition, ANI currently rents administrative office space on a temporary, short-term basis for $1,000 per month.

Network Marketing Operations

NFLI's offices and warehouse facilities in Houston, Texas are leased from non-affiliates. NFLI's office building consists of approximately 37,000 square feet and the current monthly rental is approximately $20,000. Additionally, NFLI's warehouse consists of approximately 52,000 square feet and the current monthly rental is approximately $19,000. NFLI also leases warehouse facilities in Alaska and Hawaii with a combined 3,000 square feet of space for approximately $6,000 per month. Additionally, the Company leases an office and warehouse center in Warrington, England from a non-affiliate consisting of approximately 16,000 square feet. The current monthly rental is approximately $10,000 that escalates over the eight year term remaining on the lease.

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

PART II

               ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

The Company's Common Stock was traded on the National Market System of the Nasdaq Stock Market under the symbol "ANII" and its Warrants were traded under the symbol "ANIIW" during the past three fiscal years. The Company has been notified by Nasdaq that its common stock is subject to delisting for the failure to meet the minimum bid price requirement of $1.00 per share. The Company's Common Stock and Warrants are currently traded on the Nasdaq SmallCap Market under a temporary exception which expires on May 18, 2001. For the duration of the exception, the Company's Nasdaq symbols will be ANIIC for the Common Stock and ANIWC for the Warrants. There can be no assurance that the Company will be able to maintain its Nasdaq listing.

In connection with a public offering in July 1995 the Company issued warrants to purchase Common Stock (the "Warrants"). The holder of one Warrant is entitled to purchase one share of Common Stock at $3.75 per share until December 31, 2001, unless earlier redeemed by the Company.



                                Common Stock      Warrants
                                ------------  ---------------
        Quarter Ended            High    Low    High     Low
        -------------           -----  -----  --------  -----
      Fiscal 1998:
          December 31, 1997     $7.88  $5.50     $3.94  $2.38
          March 31, 1998         6.44   4.94      2.69   1.63
          June 30, 1998          9.00   5.56      5.13   1.88
          September 30, 1998     7.13   3.00      3.63   0.50

      Fiscal 1999:
          December 31, 1998      3.94   2.00      1.06   0.38
          March 31, 1999         3.34   2.06      1.13   0.38
          June 30, 1999          2.63   2.06      0.88   0.25
          September 30, 1999     3.63   1.63      0.94   0.31

      Fiscal 2000
          December 31, 1999      3.00   2.13      0.38   0.19
          March 31, 2000         2.44   1.63      0.75   0.19
          June 30, 2000          2.19   1.38      0.31   0.25
          September 30, 2000     2.00   0.75      0.31   0.03



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


                        ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for each year in the five-year period ended September 30, 2000 have been derived from the audited financial statements of the Company. The data presented below should be read in conjunction with Company's financial statements and notes thereto and, except for operating data included therein, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                       YEARS ENDED SEPTEMBER 30,
                                          (In thousands, except Per Share and Operating Data)
                                           -----------------------------------------------
                                             2000      1999      1998      1997      1996
                                           -------   -------   -------   -------   -------
Statements of Operations
          Net Sales                        $69,258   $66,570   $69,658   $83,045   $97,404
          Gross Profit                      20,938    21,828    21,719    22,767    29,577
          Operating income (loss)           (3,619)     (502)      698    (3,276)   13,347
          Net income (loss)                 (4,004)     (848)     (867)   (1,981)    8,705

Earnings (loss) per share:
          Basic                              $(.52)    $(.15)    $(.15)    $(.35)    $1.61
          Diluted                            $(.52)    $(.15)    $(.15)    $(.35)    $1.36

Weighted average number of
    shares outstanding (1):
          Basic                              7,714     5,809     5,833     5,625     5,408
          Diluted                            7,714     5,809     5,833     5,625     6,405

Operating data:
          Number of Distributors (2)        58,000    67,000    80,000    88,500    87,400
          Average monthly
              sales per Distributor (3)    $    71   $    76   $    69   $    74   $   112
          Total products offered               500       400       380       364       320

Balance Sheet Data:
          Working capital (deficit)        $(3,597)  $ 7,849   $ 7,019   $ 9,570   $14,617
          Total assets                      39,663    22,241    27,858    29,347    27,689
          Total liabilities                 22,835     7,893    13,415    13,489    10,087
          Stockholders' equity              16,827    14,348    14,443    15,858    17,602

     (1) The weighted average number of shares of Common Stock outstanding for each period presented has been calculated giving effect to a three-for-five stock split on July 10, 1995 and two-for-one stock split on December 8, 1995, and after giving effect to dilutive stock options and warrants.
     (2) Includes "active" distributors only at the end of the period indicated. See Item 1. "Business-Distribution and Marketing".
     (3) Computed using net sales for NFLI network marketing operations only using a simple average for the periods indicated.

                    SELECTED QUARTERLY FINANCIAL INFORMATION



                                                         QUARTER ENDED
                                                (In thousands, except Per Share)
                                 --------------------------------------------------------------
                                 December 31   March 31   June 30   September 30   Fiscal Year
                                 ------------  ---------  --------  -------------  ------------

Fiscal 2000:
      Net Sales                      $16,587    $18,410   $17,428      $  16,833       $69,258
      Gross profit                     5,110      6,063     4,012          5,753        20,938
      Operating income (loss)           (508)        22    (2,880)          (253)       (3,619)
      Net income (loss)                 (498)      (418)   (2,771)          (317)       (4,004)

   Earnings (loss) per Share:
      Basic                          $  (.09)   $  (.05)  $  (.35)     $    (.03)      $  (.52)
      Diluted                        $  (.09)   $  (.05)  $  (.35)     $    (.03)      $  (.52)

      Dividends per share            $    --    $    --   $    --      $      --       $    --

Fiscal 1999:
      Net Sales                      $16,992    $16,536   $17,210      $  15,832       $66,570
      Gross profit                     5,971      5,574     6,006          4,277        21,828
      Operating income (loss)            358        107       983         (1,950)         (502)
      Net income (loss)                  404         15       493         (1,760)         (848)

   Earnings (loss) per Share:
      Basic                          $   .07    $   .00   $   .08      $    (.30)      $  (.15)
      Diluted                        $   .07    $   .00   $   .08      $    (.30)      $  (.15)

      Dividends per share                 --         --        --             --            --

Fiscal 1998:
      Net Sales                      $18,384    $17,579   $15,415      $  18,280       $69,658
      Gross profit                     5,028      5,735     4,758          6,198        21,719
      Operating income (loss)           (181)       925      (385)           339           698
      Net income (loss)                 (248)       605      (321)          (903) (1)     (867)

   Earnings (loss) per
      Share:
      Basic                          $ (0.04)   $  0.10   $ (0.05)     $   (0.16)      $ (0.15)
      Diluted                        $ (0.04)   $  0.10   $ (0.05)     $   (0.16)      $ (0.15)

      Dividends per share            $  0.02    $  0.02   $  0.02             --       $  0.06

   (1) Includes a $702,000 charge for warrants issued in connection with a severance agreement.

                 FINANCIAL INFORMATION RELATING TO FOREIGN AND
                      DOMESTIC OPERATIONS AND EXPORT SALES
                           YEARS ENDED SEPTEMBER 30,
                                  (In thousands)
                                  --------------

                                                     2000      1999      1998      1997      1996
                                                   -------   -------   -------   -------   -------
   Sales to unaffiliated customers:
     North America (1)                             $62,500   $61,100   $65,400   $80,300   $97,200
     Europe (2)                                      4,200     4,700     3,500     2,500       200
     Philippines (3)                                   600       800       700       200        --
     Japan (4)                                       2,000        --        --        --        --

   Sales or transfers between geographic areas:
     North America                                      --        --        --        --        --
     Europe                                            700     1,000       600       700       100
     Philippines                                       100       100       300       300        --
     Japan                                              --        --        --        --        --

   Operating profit (loss):
     North America                                  (1,300)    1,500     1,900    (2,300)   13,400
     Europe                                         (1,300)     (900)     (900)     (900)       --
     Philippines                                      (300)     (500)     (300)       --        --
     Japan                                            (700)       --        --        --        --

   Identifiable assets:
     North America                                  37,900    19,600    29,600    29,800    27,500
     Europe                                          1,300     1,700     1,400     1,400       900
     Philippines                                        --       300       900       700        --
     Japan                                             500        --        --        --        --

   (1) Includes the United States, Canada, and Puerto Rico.
   (2) First began operations in fiscal 1996.
   (3) First began operations in fiscal 1997 and ceased operations in fiscal
       2000.
   (4) First began operations in fiscal 2000.

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

                                Pro Forma Year ended September 30,
                             ---------------------------------------
                                    2000                 1999
                             ------------------   ------------------
                                Amount      %       Amount       %
                             -----------  -----   -----------  -----

  Net sales                  $18,762,000  100.0%  $19,296,000  100.0%
  Cost of sales               12,932,000   68.9    16,110,000   83.5
  Gross profit                 5,830,000   31.1     3,186,000   16.5
  Operating expenses           3,486,000   18.6     2,449,000   12.7
  Goodwill amortization          484,000    2.6       484,000    2.5
  Operating income (loss)      1,860,000    9.9       253,000    1.3


  Net sales for the 2000 pro forma period decreased $534,000 or 2.8% over the 1999 pro forma period. The decrease was primarily attributable to a net $2,612,000, increase in the sales of Bactolac, through a number of customers, offset by a $3,146,000 reduction in the sales of ASH. The majority of the ASH decrease was attributable to a decline in sales to Bayer Corporation. Bayer Corporation has historically represented a significant portion of ASH's revenue base, and Bayer has informed ASH, that effective January 1, 2001, it intends to produce in-house substantially all of the products currently produced for it by ASH. Sales to Bayer during the pro forma periods above represented 31% of the manufacturing division pro forma sales for 2000, and 42% of the manufacturing division pro forma sales for 1999. On the same basis, Bayer represented 17% of the manufacturing division pro forma gross profit in 2000 and 31% of the
manufacturing division gross profit for 1999.   ASH is aggressively attempting
to expand its customer base to compensate for the loss of the Bayer business. Failure to replace this substantial customer, or the inability to substantially reduce ASH's operating expenses, would have an adverse effect on the Company's business and operations.

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

     Network Marketing Operations

  The following table sets forth for the network marketing line of business for the periods indicated the percentages that selected items bear to net sales as included in the Consolidated Statements of Operations:


                                Year Ended September 30,
                                 ----------------------
                                  2000    1999     1998
                                 -----   ------   -----
Net sales                        100.0%   100.0%  100.0%
Cost of sales                     71.0     67.2    68.8
                                 -----   ------   -----
Gross profit                      29.0     32.8    31.2
Operating expenses                37.3     33.6    30.2
                                 -----   ------   -----
Income (loss) from operations    (8.3)%   (0.8)%    1.0%
                                 =====   ======   =====



Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

  Net sales for the twelve months ended September 30, 2000 decreased by $13,380,000 or 20.1% to $53,190,000 as compared to net sales of $66,570,000 for the twelve months ended September 30, 1999.

  At September 30, 2000, the Company had approximately 58,000 distributors as compared to approximately 67,000 at September 30, 1999. During the twelve months ended September 30, 2000 the number of active international distributors increased by approximately 2,400, while active distributors in North America decreased by approximately 11,400. The ability of the Company to increase its number of active distributors and its sales per average number of distributors is material to the future operations and financial condition of the Company. The decrease in net sales is recapped below:


     Decrease in sales due to decreased average
      number of distributors                            $ (9,775,000)
     Decrease in distributor average sales                (3,605,000)
                                                        ------------
                                                        $(13,380,000)
                                                        ============

  The Company's net sales per average number of distributors per month decreased from $76 during the twelve months ended September 30, 1999 to $71 for the twelve months ended September 30, 2000.

  Cost of sales decreased by $6,992,000 or 15.6% to $37,750,000 for the twelve months ended September 30, 2000 from $44,742,000 for the twelve months ended September 30, 1999. Cost of sales as a percentage of net sales increased from 67.2% in the twelve months ended September 30, 1999 to 71.0% in the twelve months ended September 30, 2000. Cost of sales, which includes product costs, commissions and bonuses paid to distributors, and shipping costs, is recapped below:

                                                          Year Ended
                                                         September 30,
                                                          -----------
                                                          2000   1999
                                                          ----   ----
          Product costs                                   27.7%  27.1%
          Commissions and bonuses paid to distributors    34.4   33.0
          Shipping costs                                   8.9    7.1
                                                          ----   ----
                                                          71.0%  67.2%
                                                          ====   ====


  Product costs as a percentage of cost of sales increased 0.6%. Commissions and bonuses paid to distributors increased 1.4% as a percentage of cost of sales as a result of changes in the mix of higher versus lower bonus value products purchased by distributors. Shipping costs increased 1.8% primarily from a combination of higher shipping rates and increased shipping to the Japan markets from the Company's warehouse in the United States and the use of an outside contractor for certain shipping.

  Gross profit decreased 29.3% or $6,388,000 from $21,828,000 for the twelve months ended September 30, 1999 to $15,440,000 for the twelve months ended September 30, 2000. Gross profit as percentage of net sales decreased from 32.8% for the twelve months ended September 30, 1999 to 29.0% for the twelve months ended September 30, 2000.

  Marketing, distribution and administrative expenses in decreased $2,501,000 or 11.2% from $22,330,000 for the twelve months ended September 30, 1999 to $19,829,000 for the twelve months ended September 30, 2000. The decrease results primarily from a combination of reduced personnel expense and overall expense containment in response to the Company's continued losses. As a percentage of net sales, marketing, distribution and administrative expenses increased to 37.3% for the year ended September 30, 2000 from 33.6% for the year ended September 30, 1999, as the rate of expense reductions did not keep pace with the decrease in net sales.

  Loss from operations for the year ended September 30, 2000 increased $3,887,000 to $4,389,000 from $502,000 of loss from operations for the year ended September 30, 1999 principally as a result of reduced net sales and gross profits partially off set by reduced operating expenses as explained above. The loss from operations for the twelve months ended September 30, 2000 and 1999 includes approximately $1,591,000 and $1,363,000, respectively, of operating loss from the Company's wholly-owned, consolidated subsidiaries that operate in foreign countries.

  During the fourth quarter of the year ended September 30, 2000, the Company consummated the previously executed letter of intent with the current managers of RP to purchase the subsidiary. The Company's loss on the disposition as well as the realizable value of consideration received was minimal. During the year ended September 30, 1999, the Company recorded asset impairments and other writedowns (principally inventory) in RP in the aggregate amount of $300,000.

  Additionally the Company began operations in Japan in October 1999. To date start-up costs have been minimal since the Company's operations in Japan consisted of providing services to Japanese members who will purchase products for personal use only directly from the Company's US operations.

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

  Net sales for the twelve months ended September 30, 1999 decreased by $3,088,000 or 4.4% to $66,570,000 as compared to net sales of $69,658,000 for the twelve months ended September 30, 1998.

  The Company has an Order Assurance Program("OAP"), which allows a distributor to generate sales volume and maintain qualification to receive monthly commissions. Prior to June 1, 1999 NFLI sold product redemption certificates to distributors who were enrolled in the OAP. Revenues were recorded when these certificates were redeemed for product. However, if the certificates were not redeemed for product, the Company recorded revenues ratably over a 150-day period commencing with the ending of the expiration period of 120 days. Such revenues are recorded as part of the Company's net sales for periods prior to June 1, 1999.

  Subsequent to June 1, 1999 the Company began shipping product packs for most OAP purchases, the shipment of which results in the recognition of revenue. Approximately $2,600,000 of revenue related to the shipment of the product packs was recognized in fiscal 1999. Except in very limited circumstances, NFLI no longer sells any type of product redemption certificates. It now only provides its distributors with a deferred arrangement for product purchases under a plan similar to a "layaway" program for "big ticket" items. The distributor makes payments against the product purchase for a period not to exceed six months, and upon payment in full, NFLI ships the product to the distributor. Revenues collected in advance of shipment are recorded as deferred revenues until the product is shipped. The distributor has the right to substitute other products or receive a cash refund or product replacement under the same terms as regular product sales.

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



      Decrease in sales due to decreased
        average number of distributors                  $(8,912,000)
      Increase in distributor average sales               5,824,000
                                                        -----------
                                                        $(3,088,000)
                                                        ===========

  The Company's net sales per average number of distributors per month increased from $69 during the twelve months ended September 30, 1998 to $76 for the twelvemonths ended September 30, 1999.

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

                                                 Year Ended
                                                September 30,
                                                 -----------
                                                 1999   1998
                                                 ----   ----
 Product costs                                   27.1%  27.6%
 Commissions and bonuses paid to distributors    33.0   35.0
 Shipping costs                                   7.1    6.2
                                                 ----   ----
                                                 67.2%  68.8%
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

  At September 30, 1999, approximately $425,000 related to the Company's recent acquisition of ANI, ASH and Bactolac was included in Other Assets. The Company will amortize that amount plus other acquisition cost incurred prior to the closing of the acquisition over a twenty year period.

  As a result of the Company's foreign operations, it is subject to foreign currency changes. The gains and (losses) from such changes are included with other income (loss). For the years ended September 30, 2000, 1999 and 1998, the Company reported gains and losses of $(453,000), $66,000 and $(337,000), respectively. During 2000 interest expense increased to $996,000 from $21,000 in the previous year, primarily as a result of borrowings incurred in connection with the acquisitions made during the current fiscal year. During the year ended September 30, 1998, the Company reported an expense of $702,000, recorded to recognize the cost of a Warrant issued in settlement of a contract termination.

Income Taxes

  Historically the Company's effective tax rate has been significantly higher that the computed statutory rate. The higher rate has been primarily as a result of losses of the Company's foreign subsidiaries which are not deductible for U.S. income tax purposes. Additionally, during the year ended September 30, 2000, the effective rate of expected tax benefit was lower than the expected amount due to the non-deductible goodwill arising from the acquisitions which were consummated in the year.

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

  At September 30, 2000, the Company had a working capital deficit of $3,597,000. Borrowings under the revolving portion of the secured credit facility totaled $4,653,000, with additional borrowings available of $577,000, at that point, based upon accounts receivable and inventory levels. Under the terms of the Agreement for the sale of NFLI, the purchaser is required to repay or assume the NFLI portion of such borrowings, which as of September 30, 2000, totaled approximately $1,363,000, including $220,000, outstanding under the term loan portion of the credit facility.

Operating Activities

  Net cash outflows from continuing operating activities were approximately $1,033,000, $2,199,000 and $571,000 in 2000, 1999 and 1998, respectively. The net cash outflow from operating activities in 2000, consisted of approximately $2,520,000 in cash used to reduce accounts payable and accrued expenses primarily during the period following the acquisitions of Bactolac and ASH and approximately $1,209,000 increase in accounts receivable, relating primarily to higher level of sales at the Bactolac operation. These amounts were offset in 2000 by reduced inventory levels primarily at the NFLI operations. Net losses consumed approximately $500,000 from operations after adding back depreciation and amortization expense.

Investing Activities

  Investing activities consumed approximately $125,000 in 2000. The sale of the remaining balance in marketable securities generated approximately $997,000 in cash. During 2000 approximately $650,000 was used for property and equipment additions, with the largest portion primarily at the new Bactolac facility, which was leased shortly before the end of the fiscal year. Investing activities consumed $388,000 during 1999, primarily for equipment additions and 1998 consumed $2,993,000, with approximately $1,986,000 spent on property and equipment, primarily computer and software additions and the remainder on the purchase of marketable securities.

Financing Activities

  Financing activities generated approximately $517,000 in 2000. This consisted of approximately $4,005,000 in net borrowing under the Company's credit facility and long term debt net repayments of approximately $3,487,000.

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

  As a result of the acquisitions of Bactolac and ASH, during the first quarter of the Company's fiscal year ended September 30, 2000, the Company entered into purchase notes totaling $3,000,000, with certain of the selling stockholders and assumed, through Bactolac, a $1,350,053, mortgage obligation of the ASH facility. The Bactolac stock purchase note is subordinate to the GECC facility, bears interest at 7%, and with the approval of GECC, required a $1,000,000,payment on the first anniversary of the acquisition. The holder of the note has agreed to extend the payment of the first installment for six months or until the closing of the NFLI sale transaction. The $500,000, ASH stock purchase notes are subordinate to the GECC facility, bear interest at 7%, and subject to the approval of GECC, were payable December 29, 2000. The loan assumption agreement for the ASH mortgage obligation bears interest at prime plus 2%, and is secured by the ASH land and building. The assumption agreement was originally due May 15, 2000, and the holder has agreed to four amendment agreements that extended the due date to March 31, 2001. Management of ANI intends to continue to try to work with the holders of these obligations in trying to resolve the current inability to liquidate the debts under their scheduled terms. Additionally, the ability to potentially refinance the ASH mortgage with a new lender and provide additional cash is currently being explored. Should the holders not agree to extensions, or an alternative loan facility not be obtained, it would have adverse effects on the Company's business, financial condition and operation.

  Capital expenditures, primarily for manufacturing and laboratory equipment for fiscal 2001 are anticipated to be approximately $450,000-600,000. It is expected that the funding for these capital needs will be provided by leases. A lease of $70,000 has recently been approved and was funded in January 2001, and a lease line of $407,000, has been tentatively approved for equipment needs.

Bayer has notified the Company that it will be moving substantially all production previously produced at the ASH facility, to its own in-house facility on or about January 1, 2001. During the first quarter of the current fiscal year ending September 30, 2001, a significant increase in Bayer orders, which totaled approximately $1.1 million, was received and processed at the ASH facility, as Bayer stocked up for the transition. During the second quarter of the year, it is expected that such revenues will be collected and associated accounts receivable and inventory levels will be reduced. Since no new revenues are expected from Bayer, ASH has been attempting to expand its customer base to reduce its dependence upon Bayer and intends to continue to focus on those efforts. Failure to replace this substantial customer or failing to implement a substantial reduction in operating expenses would have an adverse effect on the Company's business, financial condition and results of operations.

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

The Report of BDO Seidman, LLP, on the consolidated financial statements of the Company for the fiscal year ended September 30, 1998 did not contain an adverse opinion or disclaimer of opinion nor was it modified as to uncertainty, audit scope or accounting principles. The Company does not believe that there were any disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the past two fiscal years then ended or the subsequent period up to the time of dismissal which, if not resolved to BDO Seidman, LLP's satisfaction, would have caused BDO Seidman, LLP to make reference to the subject matter of the disagreement(s) in connection with its Report. However, during fiscal 1999 BDO Seidman, LLP informed the Company of the need to evaluate for impairment the unamortized carrying value of the Audio Production Rights which balance as of September 30, 1998 and June 30, 1999 was $1,400,000 and $1,089,000,
respectively. The Company evaluated such Audio Production Rights for impairment at September 30, 1999, as well as subsequently.

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


BDO Seidman, LLP



Houston, Texas
December 29, 1998

                         ADVANCED NUTRACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2000 AND 1999


                                                                               2000          1999
                                                                           -----------   -----------
                                  ASSETS
                                  ------

Current Assets:
 Cash and cash equivalents                                                 $   958,365   $ 1,395,310
 Restricted cash                                                               101,266       585,866
 Marketable securities                                                              --       996,942
 Receivables, net                                                            4,578,570       362,315
 Inventories (Note 4)                                                        7,253,939     8,434,220
 Deferred tax asset (Note 5)                                                 1,707,000     1,647,000
 Prepaid expenses and other assets                                             884,831     1,062,513
                                                                           -----------   -----------
   Total Current Assets                                                     15,483,971    14,484,166

Property and equipment, net (Notes 6 and 9)                                 14,326,317     6,038,186
Audio production rights                                                         80,600       972,222
Goodwill (Note 7)                                                            9,228,829            --
Other assets                                                                   542,938       746,246
                                                                           -----------   -----------
                                                                        $   39,662,655   $22,240,820
                                                                           ===========   ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current Liabilities:
 Accounts payable                                                       $    5,614,400   $ 2,517,020
 Accrued distributor bonuses                                                 1,133,081     1,384,950
 Deferred income                                                               348,455       826,464
 Accrued expenses and other liabilities                                      1,372,075     1,344,001
 Credit facility (Note 8)                                                    6,589,783            --
 Current portion of other installment obligations                            1,173,518       562,464
 Current portion of long-term debt (Note 9)                                  2,850,053            --
                                                                           -----------   -----------
       Total Current Liabilities                                            19,081,365     6,634,899

Deferred tax liability (Note 5)                                              2,254,000       778,000
Long-term debt (Note 9)                                                      1,500,000            --
Long-term portion of other installment obligations                                  --       479,719
                                                                           -----------   -----------
      Total Liabilities                                                     22,835,365     7,892,618
                                                                           -----------   -----------

Commitments and contingencies (Note 10)                                             --            --

Stockholders' Equity (Notes 11 and 12):
 Preferred stock, $.001 par value; 1,000,000 authorized; none issued                --            --
 Common stock; $.01 par value; 20,000,000 shares authorized                     80,198        58,875
 Additional paid-in capital                                                 17,936,253    11,837,156
 Retained earnings (deficit)                                                (1,266,831)    3,110,405
 Accumulated other comprehensive income (loss)                                  77,670      (125,749)
                                                                           -----------   -----------
                                                                            16,827,290    14,880,687
 Less: Treasury stock, 79,000 shares, at cost in 1999                               --      (532,485)
                                                                           -----------   -----------
      Total Stockholders' Equity                                            16,827,290    14,348,202
                                                                           -----------   -----------
                                                                           $39,662,655   $22,240,820
                                                                           ===========   ===========

         See accompanying notes to consolidated financial statements.

                         ADVANCED NUTRACEUTICALS, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             FOR THE YEARS ENDED SEPTEMBER 30,  2000, 1999 AND 1998




                                                    2000        1999           1998
                                                -----------   -----------   -----------
Net sales                                       $69,258,328   $66,569,875   $69,658,095
Cost of sales                                    48,320,748    44,742,050    47,939,482
                                                -----------   -----------   -----------

Gross profit                                     20,937,580    21,827,825    21,718,613

General and administrative expenses              24,556,847    22,329,914    21,021,056
                                                -----------   -----------   -----------

Operating income (loss)                          (3,619,267)     (502,089)      697,557
                                                -----------   -----------   -----------

Other income (expense):
 Interest expense, net                             (995,757)      (21,478)       70,184
 Foreign exchange gain (loss)                      (452,947)       65,596      (336,842)
 Other, net                                         406,640       166,619      (508,305)
                                                -----------   -----------   -----------
                                                 (1,042,064)      210,737      (774,963)
                                                -----------   -----------   -----------

Loss before income tax expense (benefit)         (4,661,331)     (291,352)      (77,406)

Income tax expense (benefit) (Note 5)              (657,000)      557,000       790,050
                                                -----------   -----------   -----------

Net Income (loss)                                (4,004,331)     (848,352)     (867,456)

Other comprehensive income (loss):
 Unrealized loss on investments, net of tax          45,500        (7,136)      (38,364)
 Foreign currency translation adjustment            157,919        (2,281)      (86,546)
                                                -----------   -----------   -----------
                                                    203,419        (9,417)     (124,910)
                                                -----------   -----------   -----------

Total comprehensive loss                        $(3,800,912)  $  (857,769)  $  (992,366)
                                                ===========   ===========   ===========

Basic and diluted loss per common share         $     (0.52)  $     (0.15)  $     (0.15)
                                                ===========   ===========   ===========

Weighted average common shares outstanding -
 basic and diluted                                7,713,750     5,808,595     5,832,887
                                                ===========   ===========   ===========




          See accompanying notes to consolidated financial statements.

                         ADVANCED NUTRACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998





                                                                                     Additional        Retained
                                        Preferred Stock           Common Stock         Paid-In         Earnings
                                    Shares           Amount    Shares     Amount       Capital          Deficit
                                   --------      -----------  ---------   -------   -----------     ------------
Balance at
September 30, 1997                       --   $           --  5,775,835   $57,758   $10,688,951     $  5,176,539

Net loss                                 --               --         --        --            --         (867,456)

Cash dividends (Note 11)                 --               --         --        --            --         (350,326)

Purchase of treasury stock               --               --         --        --            --               --
Foreign currency
  translation adjustment                 --               --         --        --            --               --
Issuance of common
  stock options (Note 12)                --               --         --        --       144,705               --
Registration expenses                    --               --         --        --       (31,487)              --
Unrealized loss on investment,
  net of tax                             --               --         --        --          --                 --
Exercise of stock options
  and warrants                           --               --    111,760     1,117       271,875               --
                                   --------      -----------  ---------   -------   -----------     ------------
Balance at
September 30 ,1998                       --               --  5,887,595    58,875    11,074,044        3,958,757

Net loss                                 --               --         --        --            --         (848,352)

Foreign currency
  translation adjustment                 --               --         --        --            --               --
Issuance of common
  stock options and
  warrants (Note 12)                     --               --         --        --       763,112               --
Unrealized loss on investments,
  net of tax                             --               --         --        --            --               --
                                   --------      -----------  ---------   -------   -----------     ------------
Balance at
September 30 ,1999                       --               --  5,887,595    58,875    11,837,156        3,110,405

Net loss                                 --               --         --        --            --       (4,004,331)

Foreign currency
  translation adjustment                 --               --         --        --            --               --
Unrealized gain on
  investment, net of tax                 --               --         --        --            --               --
Issue preferred
  stock (Note 11)                   221,127        6,280,000         --        --            --               --
Convert preferred
  stock (Note 11)                  (221,127)      (6,280,000) 2,211,270    22,113     6,257,887               --
Cancel treasury stock (Note 11)          --               --    (79,000)     (790)     (158,790)        (372,905)
                                   --------      -----------  ---------   -------   -----------     ------------
Balance at
September 30, 2000                       --      $        --  8,019,865   $80,198   $17,936,253     $ (1,266,831)
                                   ========      ===========  =========   =======   ===========     ============

          See accompanying notes to consolidated financial statements

                         ADVANCED NUTRACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                 Accumulated Other
                                             Comprehensive Income (Loss)
                                              -----------------------
                                                          Cumulative
                                              Unrealized   Foreign
                                                 Loss      Currency                                   Total
                                                  On      Translation        Treasury Stock         Stockholders'
                                              Investment  Adjustment      Shares      Amount          Equity
                                              ----------  -----------  -----------   ----------     -----------
Balance at
September 30, 1997                             $      --  $     8,578       (9,000)  $  (73,810)    $15,858,016

Net loss                                              --           --           --           --        (867,456)
Cash dividends (Note 11)                              --           --           --           --        (350,326)
Purchase of treasury stock                            --           --      (70,000)    (458,675)       (458,675)
Foreign currency
  translation adjustment                              --      (86,546)          --           --         (86,546)
Issuance of common
    stock options (Note 12)                           --           --           --           --         144,705
Registration expenses                                 --           --           --           --         (31,487)
Unrealized loss on  investment, net of tax       (38,364)          --           --           --         (38,364)
Exercise of stock options
    and warrants                                      --           --           --           --         272,992
                                              ----------  -----------  -----------   ----------     -----------
Balance at
September 30, 1998                               (38,364)     (77,968)     (79,000)    (532,485)     14,442,859

Net loss                                              --           --           --           --        (848,352)
Foreign currency
  translation adjustment                              --       (2,281)          --           --          (2,281)
Issuance of common stock
    options and
     warrants (Note 12)                               --           --           --           --         763,112
Unrealized loss on
    Investments,  net of tax                      (7,136)          --           --           --          (7,136)
                                              ----------  -----------  -----------   ----------     -----------
Balance at
September 30, 1999                               (45,500)     (80,249)     (79,000)    (532,485)     14,348,202

Net loss                                              --           --           --           --      (4,004,331)
Foreign currency
    translation adjustment                            --      157,919           --           --         157,919
Unrealized gain on
    investment, net of tax                        45,500           --           --           --          45,500
Issued preferred
    stock (Note 11)                                   --           --           --           --       6,280,000
Convert preferred
    stock (Note 11)                                   --           --           --           --              --
Cancel treasury stock (Note 11)                       --           --       79,000      532,485              --
                                              ----------  -----------  -----------   ----------     -----------
Balance at
September 30, 2000                            $       --  $    77,670           --   $       --     $16,827,290
                                              ==========  ===========   ==========   ==========     ===========


          See accompanying notes to consolidated financial statements

                         ADVANCED NUTRACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998


                                                                       2000          1999        1998
                                                                   -----------   -----------   -----------
Cash flows from operating activities:
 Net loss                                                          $(4,004,331)  $  (848,352)  $  (867,456)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                   3,448,532     1,944,644     1,397,810
     Bad debt provision                                                200,000     1,093,119       530,880
     Deferred tax expense (benefit)                                   (654,259)      460,000       676,608
     Stock options/warrants issued for services                             --        60,990       144,705
     Loss on disposition of property and equipment                      54,627        74,809            --
     Unrealized losses on available for sale securities                     --            --        38,364
     Changes in assets and liabilities, net of acquisitions:
     Restricted cash                                                   484,600      (585,866)      513,195
     Receivables                                                    (1,208,850)     (886,503)      447,668
     Inventories                                                     3,320,771     1,263,275    (1,777,041)
     Refundable federal income taxes                                        --       200,000       459,111
     Prepaid and other assets                                          261,330      (109,352)     (456,643)
     Other assets                                                      228,825      (368,918)        5,186
     Accounts payable                                                 (456,844)     (765,730)     (425,181)
     Deferred income                                                  (644,676)   (2,426,134)     (571,873)
     Accrued expenses and other liabilities                         (2,062,582)   (1,305,025)     (642,865)
     Federal and franchise tax payable                                      --            --       (43,216)
                                                                   -----------   -----------   -----------

Net cash flows from operating activities                            (1,032,857)   (2,199,043)     (570,748)
                                                                   -----------   -----------   -----------

Cash flows from investing activities:
   Acquisition of property and equipment                              (650,158)     (323,211)   (1,986,114)
   Sale (purchase) of marketable securities                            996,942       (64,882)   (1,006,560)
   Acquisitions, net of cash acquired                                 (471,528)           --            --
                                                                   -----------   -----------   -----------

Net cash flows from investing activities                              (124,744)     (388,093)   (2,992,674)
                                                                   -----------   -----------   -----------

Cash flows from financing activities:
   Net borrowings from credit facility                               3,039,783            --            --
   Payment of capital lease obligation                                (176,334)     (164,690)     (166,307)
   Proceeds from long-term debt                                        965,109            --            --
   Payment of long-term debt                                        (3,311,321)     (254,971)           --
   Exercise of stock options                                                --            --       223,642
   Exercise of warrants                                                     --            --        49,350
   Dividends paid                                                           --            --      (466,124)
   Registration fees                                                        --            --       (31,487)
   Purchase of warrants                                                     --            --       (73,675)
   Purchase of treasury stock                                               --            --      (385,000)
                                                                   -----------   -----------   -----------

Net cash flows from financing activities                               517,237      (419,661)     (849,601)
                                                                   -----------   -----------   -----------

Effect of exchange rates on cash and cash equivalents                  203,419        (2,281)      (86,546)
                                                                   -----------   -----------   -----------

Net decrease  in cash and cash equivalents                            (436,945)   (3,009,078)   (4,499,569)

Cash and cash equivalents, beginning of year                         1,395,310     4,404,388     8,903,957
                                                                   -----------   -----------   -----------

Cash and cash equivalents, end of year                             $   958,365   $ 1,395,310   $ 4,404,388
                                                                   ===========   ===========   ===========

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

  Through its Bactolac Pharmaceutical Inc.("Bactolac") subsidiary, ANI operates as a contract manufacturer of nutritional and pharmaceutical products. ANI's NFLI subsidiary and its related entities, operate as a wholesale distributor through its network marketing organization, by selling a variety of consumer products and services through independent distributors in the United States and abroad. NFLI develops products that are designed for health-conscious consumers, and sells those products to consumers through its network of independent distributors. The Company offers a product line of approximately 500 products in nine categories, including nutritional supplements, health foods, weight management items, skin care products, other consumer products, and services.

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

Concentration of Credit Risk

  At September 30, 2000 and 1999, the Company's cash in financial institutions exceeded the federally insured deposit limit by approximately $1,200,000 and $893,000.

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

Marketable Securities

  Unrealized holding gains and losses on available for sale securities are reflected as a separate component of accumulated other comprehensive income
(loss) until realized. For the purposes of computing realized and unrealized gains and losses, cost is identified on a specific identification basis.

  Marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are summarized as follows:


                                              1999
                                 --------------------------------
                                   Bond   Money-market
                                  Funds      funds        Total
                                 --------   --------   ----------
     Cost                        $732,519   $338,923   $1,071,442
     Fair Value                   658,019    338,923      996,942
                                 --------   --------   ----------
     Gross unrealized loss       $ 74,500   $     --   $   74,500
                                 ========   ========   ==========

  The unrealized loss on investments in the amount of $45,500 at September 30, 1999, is net of tax in the amount of $29,000.

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Revenue Recognition

  Revenues from the sale of Bactolac products are recognized upon shipment to the customer. Management provides an estimated allowance for uncollectable accounts receivable based upon an assessment of amounts outstanding and evaluation of specific customer account balances.

  The allowance for doubtful accounts at September 30, 2000 of $400,000 resulted from a $200,000 bad debt provision for the year and a $200,000 allowance recorded in connection with the Bactolac acquisition. No allowance was recorded at September 30, 1999.

  NFLI sells its products directly to independent distributors. Sales are recorded when products are shipped. Net sales represent orders shipped, less estimated returns and allowances. Provisions are made for estimated returns and allowances at the time of sale. Included in cost of sales are rebates and other commissions that are paid monthly and are calculated using specific rates based on actual sales volume.

  Prior to June 1, 1999, NFLI sold product redemption certificates to distributors who were enrolled in the Company's order assurance program ("OAP"). Revenues were recorded when these certificates were redeemed for product. However, if the certificates were not redeemed for product, the Company recorded revenues ratably over a 150 day period commencing with the ending of the expiration period of 120 days. The period of recognition was based upon NFLI's historical redemption experience. Such revenues were recorded as part of the Company's net sales for periods prior to June 1, 1999.

  Subsequent to June 1, 1999, NFLI began shipping product packs for most OAP purchases, the shipment of which results in the recognition of revenue. Approximately $4,800,000 and $2,600,000 of revenue related to the shipment of the product packs was recognized in fiscal 2000 and 1999. Except in very limited circumstances, NFLI no longer sells any type of product redemption certificates. It now only provides its distributors with a deferred arrangement for product purchases under a plan similar to a "layaway" program for "big ticket" items. The distributor makes payments against the product purchase for a period not to exceed six months, and upon payment in full, NFLI ships the product to the distributor. Revenues collected in advance of shipment are recorded as deferred revenues until the product is shipped. The distributor has the right to substitute other products or receive a cash refund or product replacement under the same terms as regular product sales.

Inventories

  Inventories are valued primarily at the lower of cost (first-in, first-out basis) or market.

Long-lived assets

  The Company reviews the carrying value of its long-lived assets, including property and equipment, goodwill and other intangible assets, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recovered. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. The measurement of the impairment losses to be recognized is based on the difference between the fair value and the carrying amounts of the assets. In order to determine if an asset has been impaired, assets are tested by operating segment and geographic location. During the year ended September 30, 2000, the Company recorded an impairment of certain of its long-lived assets as disclosed in Note 2. No such losses were recognized for the years ended September 30, 1999 or 1998. See "Significant Adjustments" note.

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

Capital Leases

  NFLI leases certain computer equipment under a capital lease agreement that expires in 2002. The asset and liability under this capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is being amortized beginning in fiscal 1998 over the lesser of the related lease term or its estimated useful life. At the

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

inception of the capital lease, the Company's incremental borrowing rate was used to determine the present value of the minimum lease payment. Therefore, the carrying value of the capital lease obligation approximates market value.

Goodwill

  Goodwill represents the excess of cost over net assets acquired and is being amortized over its estimated useful life of 20 years.

Audio Production Rights

  Audio production rights are stated at cost less accumulated amortization. Amortization is provided using a straight-line method over the estimated three-year life of the rights.

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

Earnings (Loss) Per Common Share

  Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings.

  Weighted average Common Shares outstanding for the year ended September 30, 2000, 1999 and 1998 are 7,713,750, 5,808,595 and 5,832,887, respectively.

  Diluted earnings per share for the years ended September 30, 2000, 1999, and 1998 did not consider the effect of the warrants and options because they were anti-dilutive.

Foreign Currency Translation

  The asset and liability accounts of the Company's foreign subsidiaries are translated into US dollar amounts for financial reporting purposes using year end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange rate translation adjustments are accumulated in a separate component of stockholders' equity. Exchange gains or (losses) are included in the accompanying consolidated statements of operations as "Other income (expense)".

Management's Estimates And Assumptions

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities and disclosure of contingent assets and

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

NOTE 2 - SIGNIFICANT ADJUSTMENTS

  During the third quarter of the year ended September 30, 2000, expense adjustments totaling approximately $1,673,000 were recorded, of which approximately $1,150,000 was recorded to cost of sales for non-recurring write-downs of certain outdated literature and sales aids inventory and certain inventory located outside the continental United States. The remainder was a write-down in the carrying value of NFLI's audio production rights. Such write-downs, recorded as of June 30, 2000 arose as a result of operational changes and product discontinuance's made during that quarter. Aggregate year end adjustments recorded in the fourth quarter of fiscal year ended September 30, 1999, included an inventory write down of $350,000, a write down of assets of Nutrition For Life International Philippines, Inc. ("RP") of $350,000, and a bad debts write-off of $250,000.

NOTE 3 - SUBSEQUENT EVENT - SALE OF NFLI

  On December 29, 2000, ANI signed a definitive agreement to sell NFLI and all of its subsidiaries engaged in the network marketing business to Everest International, L.L.C., a privately-held entity. The agreement provides for $5 million in cash at closing subject to a working capital adjustment and a $5 million prime plus one-half percent note, payable based upon a ten-year amortization with quarterly payments for three years and final balloon payment at the end of the third year. In addition, Bactolac is entering into a product supply agreement with NFLI and also will receive a $650,000 note representing a currently outstanding inter-company liability, due one year and a day from closing. The purchase price may also be increased up to an additional $750,000, depending upon future operating results of Nutrition For Life's recently established Japanese subsidiary. The transaction is subject to approval by ANI stockholders and ANI's senior lender and customary closing conditions. Closing is anticipated to occur during the quarter ended June 30, 2001.

NOTE 4 -- INVENTORIES

  Inventories, at September 30, consisted of the following:

                               2000        1999
                            ----------  ----------
     Finished goods         $5,389,663  $6,914,417
     Work in process           528,447     633,585
     Raw materials           1,335,829     886,218
                            ----------  ----------
       Total inventories    $7,253,939  $8,434,220
                            ==========  ==========

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 5 -- INCOME TAXES

  Deferred income taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates, which are estimated to be in effect when these differences reverse.

  The (benefit) provision for income taxes for the years ended September 30, 2000, 1999 and 1998 consisted of the following:


                                  2000       1999      1998
                               ---------   --------  --------
     Federal tax - current     $      --   $ 51,000  $ 68,009
     Federal tax - deferred     (683,000)   460,000   676,298
     State tax                    26,000     46,000    45,743
                               ---------   --------  --------
                               $(657,000)  $557,000  $790,050
                               =========   ========  ========

  The following reconciles federal income taxes (benefit) computed at the statutory rate with income taxes as reported for the years ended September 30:

                                                             2000        1999        1998
                                                         -----------   --------    --------
     Expected income tax expense (benefit) (34%)         $(1,585,000)  $(99,060)   $(26,318)
     State taxes, net of federal benefit                       8,800     30,400      30,190
     Loss from foreign subsidiaries                          717,000    592,800     498,000
     Non deductible amortization of intangible assets        125,000         --          --
     Over accrual of 1997 lawsuit settlement
      and distributor cruise                                      --         --     153,000
     Accrual difference from 1997 taxes                           --         --     113,608
     Other items, net                                         77,200     32,860      21,570
                                                         -----------   --------    --------
     Income tax expense (benefit)                        $  (657,000)  $557,000    $790,050
                                                         ===========   ========    ========

  Deferred tax assets and liabilities consisted of the following net tax effects of operating losses and temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes at September 30, 2000 and 1999:

                                                      2000         1999
                                                   -----------   ----------
     Deferred income - certificates                $    20,000   $  132,000
     Additional capitalized inventory costs            404,000      561,000
     Inventory obsolescence reserve                    770,000           --
     Cruise accrual                                         --       85,000
     Loss carryforwards                                204,000      599,000
     Deferred income - product and literature          130,000       42,000
     Allowance for doubtful accounts reserve            25,000           --
     Other                                             154,000      228,000
                                                   -----------   ----------
        Current deferred tax asset                 $ 1,707,000   $1,647,000
                                                   ===========   ==========

 Non-current deferred tax liability at September 30, 2000 and 1999 were as follows:

                                                      2000         1999
                                                   -----------   ----------
     Differences between financial reporting and
       tax depreciation and amortization           $(3,264,000)  $ (778,000)
     Loss carry-forwards                             1,010,000           --
                                                   -----------   ----------
        Non-current deferred tax liability         $(2,254,000)  $ (778,000)
                                                   ===========   ==========

  At September 30, 2000, the Company had a net operating loss carry forward of approximately $1,650,000 which expires primarily in 2019. Additionally, the Company has obtained net operating losses of approximately $1,900,000 which expire primarily in 2011 and are subject to annual usage limitations.

  For the year ended September 30, 1997, the Company recorded a federal income tax receivable of $659,111 from an overpayment of taxes. Of this receivable, approximately $459,000 was refunded during the year ended September 30, 1998 and $200,000 remained a receivable as of September 30, 1998 and was received during the year ended September 30, 1999.

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 6 -- PROPERTY AND EQUIPMENT

   Property and equipment and their estimated useful lives are summarized as follows:

                                                               September 30,
                                                   -------------------------------
                                                   Lives      2000         1999
                                                   -----  -----------  -----------
Land                                                      $ 1,763,567  $        --
Building and improvements                             15    2,606,509           --
Leasehold improvements                                 5    1,142,930    1,075,345
Equipment                                              7    9,592,504    3,896,260
Equipment held under capital lease                     4      732,766      679,151
Computer software                                     10    3,038,391    3,038,391
Furniture and fixtures                              5-10      883,233      813,555
Automobiles                                            5      162,015      170,970
                                                          -----------  -----------
                                                           19,921,915    9,673,672

Less: Accumulated depreciation and amortization            (5,595,598)  (3,635,486)
                                                          -----------  -----------
                                                          $14,326,317  $ 6,038,186
                                                          ===========  ===========

NOTE 7 -- ACQUISITIONS

   On November 17, 1999 the Company finalized the acquisitions of Bactolac and Advanced Nutraceuticals, Inc., a Delaware corporation ("Old - ANI"). Old - ANI was a holding company formed to pursue a consolidation and integration program in the nutrition industry. Former Old - ANI stockholders received an aggregate of 75,000 shares of a newly created Series A Preferred Stock of the Company, which was converted into 750,000 shares of the Company's common stock upon approval by the Company's stockholders at the Company's Annual Meeting held June 6, 2000.

   Bactolac, headquartered in Hauppauge, New York, manufactures nutritional supplements for private labeled customers. The purchase price of Bactolac consisted of $2,500,000 in cash, a subordinated promissory note in the principal amount of $2,500,000 and 96,831 shares of Series A Preferred Stock, which were converted into 968,310 shares of the Company's common stock upon approval by the Company's stockholders at the Company's Annual Meeting held June 6, 2000. Additionally, up to 176,060 shares of common stock may be issued pursuant to an earn-out agreement. Bactolac entered into an employment agreement and covenant not to compete agreement with its former owner at the closing on November 17,1999. The Company intends to continue to operate Bactolac and to use its inventory, machinery and equipment in connection with the manufacture of nutritional supplements.

   On December 1, 1999, the Company finalized the acquisition of Ash Corp. ("ASH") as a division of Bactolac. The purchase price of ASH consisted of $750,000 in cash, a note payable in the amount of $500,000 and 49,296 shares of Series A Preferred Stock, which were converted into 492,960 shares of the Company's common stock upon approval by the Company's stockholders at the Company's Annual Meeting held June 6, 2000. Additionally, up to 1,056,340 shares of common stock may be issued pursuant to an earn-out agreement. The Company intends to continue the operations of ASH and to use its inventory, machinery and equipment in connection with the manufacture of liquid pharmaceutical and nutraceutical products. In the fourth quarter ended September 30, 2000, Bayer Corporation informed the Company that it decided to internally produce most of the products produced by the Company for Bayer. Bayer accounted for 5% of the Company's Consolidated sales for the fiscal year ended September 30, 2000.

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

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

  Following is a summary of the consideration paid and the allocations of the purchase prices for each of the acquired entities:

                                                              Old-ANI      Bactolac        ASH          Total
                                                           -----------   -----------   -----------   -----------
     Fair value of current assets acquired                 $     5,248   $ 3,413,847   $ 2,140,920   $ 5,560,015
     Fair value of long-term tangible assets acquired            3,080       449,405    10,250,888    10,703,373
     Goodwill                                                2,145,234     6,764,882       780,108     9,690,224
     Current liabilities assumed                               (23,562)   (2,353,134)   (7,186,916)   (9,563,612)
     Long-term liabilities assumed                                  --       (60,000)   (2,900,000)   (2,960,000)
                                                           -----------   -----------   -----------   -----------
       Net assets acquired and total consideration paid      2,130,000     8,215,000     3,085,000    13,430,000

     Cash and expenses paid at closing
       including credit facility proceeds                           --    (2,365,000)   (1,185,000)   (3,550,000)
     Stock purchase notes issued                                    --    (2,500,000)     (500,000)   (3,000,000)
                   Issuance of preferred stock,
       subsequently converted to common                     (2,130,000)   (2,750,000)   (1,400,000)   (6,280,000)
                                                           -----------   -----------   -----------   -----------
       Total cash paid                                              --       600,000            --       600,000
     Less cash acquired                                         (5,248)     (123,224)           --      (128,472)
                                                           -----------   -----------   -----------   -----------
       Net cash (received) paid for acquisitions           $    (5,248)  $   476,776   $        --   $   471,528
                                                           ===========   ===========   ===========   ===========

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

                                            Year Ended September 30,
                                           -------------------------
                                               2000          1999
                                           -----------   -----------

                     Net sales             $71,952,000   $85,866,000
                                           ===========   ===========
                     Net loss              $(4,378,000)  $(1,119,000)
                                           ===========   ===========
                     Net loss per share    $      (.55)  $      (.14)
                                           ===========   ===========


NOTE 8 - CREDIT FACILITY

  To provide financing for the acquisitions during the current year, and to provide working capital for the entire Company, ANI entered into a three-year Loan and Security Agreement (the "Agreement") with General Electric Capital Corporation ("GECC") as of November 17 1999. The Agreement provides for a $12,000,000 revolving credit line based upon eligible trade accounts receivable and allowable inventories as defined under the terms of the Agreement. Additionally, there is a $2,360,000 term loan facility, with principal payable $49,167, monthly over the remaining term of the Agreement. Interest on amounts outstanding under the Agreement is payable monthly based upon GECC's index rate plus one-half percent. The loan facility is secured by substantially all of the assets of ANI and its subsidiaries. As of September 30, 2000, there was approximately $4,652,000 outstanding under the revolving credit line and $1,937,000 outstanding under the term loan facility. The Agreement contains a number of covenants, which include among other items, maintenance of specified minimum net worth and fixed charge ratio, as well as limitations on capital expenditures. At September 30, 2000, the Company was not in compliance with the covenants regarding minimum net worth and fixed charge ratio under the Agreement and a waiver has been obtained from GECC. Due to the fact that ANI was not in compliance with the terms of the Agreement, and GECC's waiver did not extend beyond one year, the entire amount outstanding under the Agreement has been classified as a current liability on the accompanying consolidated balance sheet as of September 30, 2000. The Company is attempting to amend its credit agreement and believes based on its discussion with such lenders that it will be successful in such efforts.

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

  The Agreement was amended as of November 30, 1999, to provide for the acquisition of ASH, and again as of March 9, 2000, to provide for the reorganization of NFLI into the new holding company, ANI. The Company has begun discussions with GECC concerning an additional amendment to the Agreement to be accomplished between now and closing of the NFLI sale, to address the agreed upon sale of NFLI and to achieve mutually acceptable compliance conditions. If the Company is not successful in its efforts to amend the Agreement, it will have adverse effects on the Company's business, financial condition and operations.

NOTE 9 - STOCK PURCHASE NOTES AND MORTGAGE

  As a result of the acquisitions of Bactolac and ASH, during the first quarter of the Company's fiscal year, the Company entered into purchase notes with certain of the selling stockholders and assumed, through Bactolac, a $1,456,360, mortgage obligation of the ASH facility. Following is a summary of such obligations as of September 30, 2000:

     Stock purchase note arising from purchase of Bactolac (a)    $  2,500,000

     Stock purchase notes arising from purchase of ASH (b)             500,000

     Mortgage obligation on ASH facility (c)                         1,350,053
                                                                  ------------

                 Total                                               4,350,053

     Less current portion                                            2,850,053
                                                                  ------------

     Long-term portion                                            $  1,500,000
                                                                  ============

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

     (b) The ASH stock purchase notes are subordinate to the GECC facility and bear interest at 7%, and subject to the approval of GECC, were payable December 29, 2000.

     (c) In connection with the ASH acquisition as a division of Bactolac, Bactolac entered into a loan assumption agreement for an ASH mortgage obligation. The obligation bears interest at prime plus 2%, and is secured by the ASH land and building. The assumption agreement was originally due May 15, 2000, and the holder has agreed to three amendment agreements which extended the due date to December 31, 2000. Management of the Company is currently having discussions with the holder concerning an additional extension. Should the holder not agree to an extension, or an alternative loan facility not be obtained, it would have adverse effects on the Company's business, financial condition and operations.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

401(k) Plan

  In July 1998 the Company established the Nutrition for Life 401(k) Plan and Trust (the "Plan") which covers all of the Company's full-time employees who are United States citizens, at least 21 years of age and have completed one quarter of service with the Company. Pursuant to the plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for discretionary contributions by the Company. As of September 30, 2000, 1999 and 1998, the Company has made no such discretionary contributions.

Operating Leases

  The Company has non-cancelable operating leases, primarily for office, warehouse space and equipment. Rental expense under operating leases for the years ended September 30, 2000, 1999 and 1998 amounted to approximately $716,000, $990,000, and $621,000, respectively. The Bactolac lease, requiring total monthly payments of approximately $26,500, is with Shilpa-Saketh Realty, Inc., an entity owned by a member of the Company's Board of Directors.

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year are as follows:



             Year Ending September 30,
             -------------------------
                     2001                         $  999,000
                     2002                            524,000
                     2003                            522,000
                     2004                            449,000
                     2005                            345,000
                     Thereafter                      711,000
                                                  ----------
                                                  $3,550,000
                                                  ==========

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

Cruise Expense Adjustment

  During the year ended September 30, 1998, NFLI paid $833,026 representing payment of all obligations related to a cruise, which had been approved and accrued for in the amount of $1.2 million during the year ended September 30, 1997. The $362,124 of over-accrued cost of the cruise is reflected as a reduction in general and administrative expenses in the accompanying consolidated financial statements for the year ended September 30, 1998.

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

                         ADVANCED NUTRACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

NOTE 11 -- PREFERRED AND COMMON STOCK

  In connection with the acquisitions which were consummated during the first quarter of the fiscal year ended September 30, 2000, the Board of Directors established a Series A Preferred Stock. The Series A Preferred Stock is $.001 par value with 1,000,000 shares authorized. Following the stockholders approval for the conversion (on a ten-for-one basis) of the 221,127 shares of Series A Preferred Stock, into 2,211,270 shares of common stock, no Series A preferred shares remain outstanding. The Series A preferred shares had a $28.40 per share liquidation preference on any distribution over the holders of the common stock.

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

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

   Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123 for stock options issued to employees, net loss and loss per share for years ended September 30, 2000, 1999 and 1998 would have been reduced as follows:



                                                                2000          1999          1998
                                                             -----------   -----------   -----------
                     Net loss:
                         As reported                         $(4,004,331)  $  (848,352)  $  (867,456)
                                                             ===========   ===========   ===========
                         Pro forma                           $(4,695,866)  $(1,172,062)  $(1,063,456)
                                                             ===========   ===========   ===========

                     Basic and diluted (loss) per share:
                         As reported                         $      (.52)  $      (.15)  $      (.15)
                                                             ===========   ===========   ===========
                         Pro forma                           $      (.61)  $      (.20)  $      (.18)
                                                             ===========   ===========   ===========

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

The following is a summary of the status of option and warrant plans during the years ended September 30:


                                    Options             Warrants
                             --------------------   ---------------
                              Weighted   Weighted
                               Number     Average    Number  Average
                                 of      Exercise      of   Exercise
                               Shares      Price     Shares  Price
                             ---------   --------   ------- -------
     Outstanding as of
      September 30, 1997       608,130     $ 7.38   464,263   $3.75

      Granted                   80,000     $ 5.67    70,000   $5.25
      Exercised                (97,400)    $ 2.27   (13,160)  $3.75
      Forfeited                (73,233)    $11.31        --      --
      Cancelled                (12,417)    $11.56        --      --
                             ---------              -------
     Outstanding as of
      September 30, 1998       505,080     $ 7.39   521,103   $3.84
                             ---------              -------

      Granted                  205,000     $ 2.95   290,000   $5.50
      Exercised                     --         --        --      --
      Forfeited                 (7,200)    $13.00        --      --
      Cancelled                 (3,000)    $13.00        --      --
                             ---------              -------
     Outstanding as of
      September 30, 1999       699,880     $ 6.01   811,103   $4.59
                             ---------              -------

     Granted                   839,871     $ 2.65        --      --
     Exercised                      --         --        --      --
     Forfeited                (106,332)    $ 3.09        --      --
     Cancelled                (114,000)    $ 2.35        --      --
                             ---------              -------
     Outstanding as of
      September 30, 2000     1,319,419     $ 4.48   811,103   $4.59
                             =========              =======

     Exercisable as of
     September 30,
      1998                     362,548     $ 5.83   521,103   $3.84
      1999                     441,615     $ 6.58   811,103   $4.59
      2000                     458,543     $ 7.87   811,103   $4.59

     Weighted average fair
     value of grants during
     the year ended
     September 30,
      1998                                 $ 2.45             $3.35
      1999                                 $ 2.59             $2.42
      2000                                 $ 2.32             $  --
                                         ========           =======

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Following is a summary of the status of the options and warrants outstanding at September 30, 2000:


                           Options and Warrants Outstanding            Options and Warrants Exercisable
                   ---------------------------------------------  -------------------------------------------
                                               Weighted-Average
                                                   Remaining
                       Range of                Contractual Life   Weighted-Average           Weighted-Average
                   Exercise Prices   Number         (years)        Exercise Price   Number    Exercise Price
                   ---------------  ---------  -----------------  ----------------  -------  ----------------

                   $0.00 -  $ 1.98     40,500               4.4             $ 1.88   40,500            $ 1.88
                    1.98 -    3.95    997,452               8.6               2.68  136,576              2.70
                    3.95 -    5.93     56,667               5.3               5.31   56,667              5.31
                    5.93 -    7.90     15,000               2.2               7.00   15,000              7.00
                    7.90 -    9.88     20,000               3.4               9.00   20,000              9.00
                    9.88 -   11.85     10,000               6.1              11.50   10,000             11.50
                   11.85 -   13.83    139,800               5.3              12.93  139,800             12.93
                   13.83 -   15.80     25,000               5.6              14.25   25,000             14.25
                   15.80 -   17.78         --                --                 --       --                --
                   17.78 -   19.75     15,000                .2              19.75   15,000             19.75
                                    ---------               ===             ======  -------            ======

                                    1,319,419               7.7             $ 4.48  458,543            $ 7.87
                                    =========               ===             ======  =======            ======

NOTE 13 - RELATED PARTY TRANSACTIONS

  During 1998, 1999 and 2000, respectively, the NFLI purchased approximately 41,000, 32,000 and 30,000 copies of a book, "Making A Difference While You're Making A Living", written by its CEO, David P. Bertrand and his son J. Mark Bertrand, also an employee of the Company, at a cost to NFLI of $5.00 per book. New Paradigm Publishing, a company established by J. Mark Bertrand, published the book and subsequently sold it to NFLI. NFLI sold approximately 19,000, 10,000 and 3,000 copies of the book during 2000, 1999 and 1998, at an average selling price of approximately $10.95 per copy. The book has been placed in NFLI's product catalog at per copy prices ranging from $8.95 to $12.95, based upon quantity ordered, and in 1999 approximately 35,000 of the books were part of the materials provided to new distributors in NFLI's starter kits. Additionally, in 1998, approximately 19,000 copies of the book were shipped to distributors as part of the NFLI's Business Training Systems for that month. New Paradigm Publishing has agreed to accept return of any books ordered, but not sold by NFLI and to refund to the Company $5.00 per returned copy. To date no books have been returned for refund. The Company's Board of Directors unanimously approved the purchase of the aforementioned books. As of September 30, 2000 and 1999, $105,000 and $0, respectively were owed by the Company to New Paradigm Publishing.

  The Company has purchased products from a vendor that until October 1997, a director of the Company was the president (or a consultant) of the vendor, and until June 1995, a major stockholder of the Company owned the vendor. The items purchased are readily available from other vendors. During the years ended September 30, 2000, 1999 and 1998, respectively, the Company purchased $ -0-, $- 0- and $494,000 of goods from this vendor.

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 14 - FOREIGN SALES

  For the years ended September 30, 2000, and 1999, 1998, the Company's net sales from foreign operations were approximately $10,400,000, $8,600,000, and $9,000,000, respectively, including sales to customers in Canada totaling approximately $3,600,000, $3,100,000, and $4,800,000, respectively. The gross profit percentages on all foreign sales are consistent with the Company's overall gross profit percentages, however exchange rate fluctuations could have an impact on the Company's future gross profit margins.

   Information related to the Company's domestic and international operations is as follows:


                                                 YEARS ENDED SEPTEMBER 30
                                                       (In thousands)
                                                ----------------------------
                                                   2000      1999      1998
                                                -------   -------   -------
Sales to unaffiliated customers:
          North America (1)                     $62,500   $61,100   $65,400
          United Kingdom                          4,200     4,700     3,500
          Philippines                               600       800       700
          Japan                                   2,000        --        --

Sales or transfers between geographic areas:
          North America                              --        --        --
          United Kingdom                            700     1,000       600
          Philippines                               100       100       300
          Japan                                      --        --        --

Operating profit (loss):
          North America                          (1,300)      900     1,900
          United Kingdom                         (1,300)     (900)     (900)
          Philippines                              (300)     (500)     (300)
          Japan                                    (700)       --        --

Identifiable assets:
          North America                          37,900    25,800    29,600
          United Kingdom                          1,300     1,700     1,400
          Philippines                                --       300       900
          Japan                                     500        --        --


(1)  Includes the United States, Canada, and Puerto Rico.

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 15 - CONTRACT TERMINATION

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

   NC also agreed that for a five year period it would not directly or indirectly seek to acquire a controlling interest, as defined under the rules and regulations promulgated by the Securities and Exchange Commission, in the Company without the prior written consent of the Company's Board of Directors

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 16- SUPPLEMENTAL CASH FLOW INFORMATION



                                                                       2000      1999        1998
                                                                     --------  --------  ----------
Supplemental disclosure of non-cash transactions during the year:

  Purchase of property and equipment under
     capital lease                                                   $     --  $     --  $   43,192

  Settlement of Nightingale-Conant contract:
     Purchase of audio production rights                             $     --  $     --  $1,400,000
     Issuance of long-term debt                                      $     --  $     --  $  949,000
     Net  increase in liabilities                                    $     --  $     --  $  451,000

Cash paid during the year:

  Federal and state income taxes paid                                $     --  $     --  $       --
  Interest paid                                                      $950,500  $128,900  $       --


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