Form 10-K/A
period 2000-09-30
ADVANCED NUTRACEUTICALS INC/TX
filed 2001-04-27
CIK 913614

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

                                    ADVANCED NUTRACEUTICALS, INC.
                                    (Registrant)
     Date: April 18, 2001           By:  /s/  John R. Brown, Jr.
                                         -----------------------
                                              John R. Brown, Jr.,
                                               Vice President-Finance

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

  As described in Note 17 the accompanying consolidated balance sheets as of September 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss) and cash flows for the years then ended have been restated.

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

  As described in Note 17 to the consolidated financial statements, certain of the financial statements have been restated from amounts as previously prepared.


BDO Seidman, LLP



Houston, Texas
December 29, 1998

                         ADVANCED NUTRACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2000 AND 1999


                                                                               2000          1999
                                                                           -----------   -----------
                                                                           (Restated-*)  (Restated-*)
                                  ASSETS
                                  ------

Current Assets:
 Cash and cash equivalents                                                 $   958,365   $ 1,395,310
 Restricted cash                                                               101,266       585,866
 Marketable securities                                                              --       996,942
 Receivables, net                                                            4,578,570       362,315
 Inventories (Note 4)                                                        7,253,939     8,434,220
 Deferred tax asset (Note 5)                                                 1,707,000     1,647,000
 Prepaid expenses and other assets                                             884,831     1,062,513
                                                                           -----------   -----------
   Total Current Assets                                                     15,483,971    14,484,166

Property and equipment, net (Notes 6 and 9)                                 14,326,317     6,038,186
Audio production rights                                                         80,600       972,222
Goodwill (Note 7)                                                            9,228,829            --
Other assets                                                                   542,938       746,246
                                                                           -----------   -----------
                                                                        $   39,662,655   $22,240,820
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

(* Amounts Restated--See Note 17)

                         ADVANCED NUTRACEUTICALS, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             FOR THE YEARS ENDED SEPTEMBER 30,  2000, 1999 AND 1998




                                                    2000          1999          1998
                                                -----------   -----------   -----------
                                                (Restated-*)  (Restated-*)  (Restated-*)
Net sales                                       $69,258,328   $66,569,875   $69,658,095
Cost of sales                                    48,320,748    44,742,050    47,939,482
                                                -----------   -----------   -----------

Gross profit                                     20,937,580    21,827,825    21,718,613

General and administrative expenses              24,556,847    22,329,914    21,021,056
                                                -----------   -----------   -----------

Operating income (loss)                          (3,619,267)     (502,089)      697,557
                                                -----------   -----------   -----------

Other income (expense):
 Interest expense, net                             (995,757)      (21,478)       70,184
 Foreign exchange gain (loss)                      (452,947)       65,596      (336,842)
 Other, net                                         406,640       166,619      (508,305)
                                                -----------   -----------   -----------
                                                 (1,042,064)      210,737      (774,963)
                                                -----------   -----------   -----------

Loss before income tax expense (benefit)         (4,661,331)     (291,352)      (77,406)

Income tax expense (benefit) (Note 5)              (657,000)      557,000       790,050
                                                -----------   -----------   -----------

Net Income (loss)                                (4,004,331)     (848,352)     (867,456)

Other comprehensive income (loss):
 Unrealized loss on investments, net of tax          45,500        (7,136)      (38,364)
 Foreign currency translation adjustment            157,919        (2,281)      (86,546)
                                                -----------   -----------   -----------
                                                    203,419        (9,417)     (124,910)
                                                -----------   -----------   -----------

Total comprehensive loss                        $(3,800,912)  $  (857,769)  $  (992,366)
                                                ===========   ===========   ===========

Basic and diluted loss per common share         $     (0.52)  $     (0.15)  $     (0.15)
                                                ===========   ===========   ===========

Weighted average common shares outstanding -
 basic and diluted                                7,713,750     5,808,595     5,832,887
                                                ===========   ===========   ===========


          See accompanying notes to consolidated financial statements.

(* Amounts Restated--See Note 17)

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
                                              ==========  ===========   ==========   ==========     ===========


          See accompanying notes to consolidated financial statements

                         ADVANCED NUTRACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998


                                                                       2000          1999        1998
                                                                   -----------   -----------   -----------
                                                                   (Restated-*)  (Restated-*)  (Restated-*)
Cash flows from operating activities:
 Net loss                                                          $(4,004,331)  $  (848,352)  $  (867,456)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                   3,448,532     1,944,644     1,397,810
     Bad debt provision                                                200,000     1,093,119       530,880
     Deferred tax expense (benefit)                                   (654,259)      460,000       676,608
     Stock options/warrants issued for services                             --        60,990       144,705
     Loss on disposition of property and equipment                      54,627        74,809            --
     Unrealized losses on available for sale securities                     --            --        38,364
     Changes in assets and liabilities, net of acquisitions:
     Restricted cash                                                   484,600      (585,866)      513,195
     Receivables                                                    (1,208,850)     (886,503)      447,668
     Inventories                                                     3,320,771     1,263,275    (1,777,041)
     Refundable federal income taxes                                        --       200,000       459,111
     Prepaid and other assets                                          261,330      (109,352)     (456,643)
     Other assets                                                      228,825      (368,918)        5,186
     Accounts payable                                                 (456,844)     (765,730)     (425,181)
     Deferred income                                                  (644,676)   (2,426,134)     (571,873)
     Accrued expenses and other liabilities                         (2,062,582)   (1,305,025)     (642,865)
     Federal and franchise tax payable                                      --            --       (43,216)
                                                                   -----------   -----------   -----------

Net cash flows from operating activities                            (1,032,857)   (2,199,043)     (570,748)
                                                                   -----------   -----------   -----------

Cash flows from investing activities:
   Acquisition of property and equipment                              (650,158)     (323,211)   (1,986,114)
   Sale (purchase) of marketable securities                            996,942       (64,882)   (1,006,560)
   Acquisitions, net of cash acquired                                 (471,528)           --            --
                                                                   -----------   -----------   -----------

Net cash flows from investing activities                              (124,744)     (388,093)   (2,992,674)
                                                                   -----------   -----------   -----------

Cash flows from financing activities:
   Net borrowings from credit facility                               3,039,783            --            --
   Payment of capital lease obligation                                (176,334)     (164,690)     (166,307)
   Proceeds from long-term debt                                        965,109            --            --
   Payment of long-term debt                                        (3,311,321)     (254,971)           --
   Exercise of stock options                                                --            --       223,642
   Exercise of warrants                                                     --            --        49,350
   Dividends paid                                                           --            --      (466,124)
   Registration fees                                                        --            --       (31,487)
   Purchase of warrants                                                     --            --       (73,675)
   Purchase of treasury stock                                               --            --      (385,000)
                                                                   -----------   -----------   -----------

Net cash flows from financing activities                               517,237      (419,661)     (849,601)
                                                                   -----------   -----------   -----------

Effect of exchange rates on cash and cash equivalents                  203,419        (2,281)      (86,546)
                                                                   -----------   -----------   -----------

Net decrease  in cash and cash equivalents                            (436,945)   (3,009,078)   (4,499,569)

Cash and cash equivalents, beginning of year                         1,395,310     4,404,388     8,903,957
                                                                   -----------   -----------   -----------

Cash and cash equivalents, end of year                             $   958,365   $ 1,395,310   $ 4,404,388
                                                                   ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

(* Amounts Restated--See Note 17)

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




Note 17 - Restatement

     Certain of the accompanying consolidated financial statements have been restated from amounts as previously prepared. The current restatement reverses the presentation of NFLI as a discontinued operation as contained in the previous financial statements. The restated presentation is necessary due to the fact that under state law, approval for the completion of the sale of NFLI requires stockholder approval, and such approval has not yet been obtained. The restatement had no affect on reported net income (loss) or related per share amounts.

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