Form 10-Q/A
period 2000-12-31
ADVANCED NUTRACEUTICALS INC/TX
filed 2001-04-27
CIK 913614

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

                         ADVANCED NUTRACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                           December 31,
                                                                              2000       September 30,
                                                                           (Unaudited)       2000
                                                                           -----------   -------------
                                                                           (Restated-*)   (Restated-*)
               ASSETS
               ------
Current Assets:
 Cash and cash equivalents                                                $    915,259  $      958,365
 Restricted cash                                                               101,266         101,266
 Receivables                                                                 5,707,689       4,578,570
 Inventories                                                                 7,130,203       7,253,939
 Deferred tax asset                                                          1,707,000       1,707,000
 Prepaid expenses and other assets                                             778,150         884,831
                                                                           -----------   -------------
   Total Current Assets                                                     16,339,567      15,483,971

Property and equipment, net                                                 13,977,154      14,326,317
Audio production rights                                                         62,000          80,600
Goodwill                                                                     9,101,805       9,228,829
Other assets                                                                   557,708         542,938
                                                                           -----------   -------------
                                                                          $ 40,038,234  $   39,662,655
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

(* Amounts Restated--See Note 4)

                        ADVANCED NUTRACEUTICALS,  INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)


                                                                    Three Months
                                                                 Ended December 31,
                                                           ------------------------------
                                                                2000            1999
                                                           -------------    -------------
                                                           (Restated-*)     (Restated-*)
    Net sales                                              $  16,653,997    $  16,586,996
    Cost of sales                                             11,011,657       11,476,565
                                                           -------------    -------------

    Gross profit                                               5,642,340        5,110,431

    Marketing, distribution and administrative expense         5,075,615        5,618,771
                                                           -------------    -------------

    Income (loss) from operations                                566,725         (508,340)
                                                           -------------    -------------

    Other income (expense):
      Interest expense, net                                     (287,203)        (104,201)
      Foreign exchange income (loss)                              34,606          (33,356)
      Other, net                                                   4,405          101,737
                                                           -------------    -------------
                                                                (248,192)         (35,820)
                                                           -------------    -------------

    Income (loss) before income tax expense                      318,533         (544,160)

    Income tax expense (benefit)                                (264,389)         (46,000)
                                                           -------------    -------------

   Net income (loss)                                       $     582,922    $    (498,160)
                                                           -------------    -------------

   Other comprehensive income (loss):
      Unrealized income on investments, net of tax                    --           45,500
      Foreign currency translation adjustment                    (44,266)          83,647
                                                           -------------    -------------
                                                                 (44,266)         129,147
                                                           -------------    -------------

    Total comprehensive income (loss)                      $     538,656    $    (369,013)
                                                           =============    =============

    Basic income (loss) per common                         $         .07    $        (.09)
                                                           =============    =============

    Diluted income (loss) per common share                 $         .07    $        (.09)
                                                           =============    =============

    Weighted average common shares outstanding:
      Basic                                                    8,109,865        5,808,595
                                                           =============    =============
      Diluted                                                  8,113,136        5,808,595
                                                           =============    =============


          See accompanying notes to consolidated financial statements


(* Amounts Restated--See Note 4)

                         ADVANCED NUTRACEUTICALS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Three Months
                                                                    Ended December 31,
                                                                ---------------------------
                                                                     2000          1999
                                                                ------------   ------------
                                                                (Restated-*)   (Restated-*)
Net cash provided by (used in) operating activities             $    925,406   $ (2,352,561)
Net cash used in investing activities                               (199,404)    (3,374,316)
Net cash provided by (used in) financing activities                 (724,842)     4,859,474
Effects of exchange rates on cash                                    (44,266)        83,647
                                                                ------------   ------------
 Net decrease in cash and cash equivalents                           (43,106)      (783,756)
Cash and cash equivalents at beginning of period                     958,365      1,395,310
                                                                ------------   ------------
Cash and cash equivalents at end of period                      $    915,259   $    611,554
                                                                ============   ============

          See accompanying notes to consolidated financial statements


(* Amounts Restated--See Note 4)

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


(1) Includes the United States, Canada, and Puerto Rico
(2) Includes the United Kingdom, Ireland, and the Netherlands
(3) Excludes goodwill

Note 4 - Restatement

Certain of the accompanying consolidated financial statements have been restated from amounts as previously prepared. The current restatement reverses the presentation of NFLI as a discontinued operation as contained in the previous financial statements. The restated presentation is necessary due to the fact that under state law completion of the sale of NFLI requires stockholder approval, and such approval has not yet been obtained. The restatement had no effect on reported net income (loss) or related per share amounts.

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



                                              ADVANCED NUTRACEUTICALS, INC.
                                              (Registrant)



           Dated: April 18, 2001              By:    /s/ John R. Brown, Jr.
                                                 -------------------------------
                                                         John R. Brown, Jr.
                                                  Vice President - Finance and
                                                  Principal Accounting Officer