Form 10-Q
period 2001-03-31
ADVANCED NUTRACEUTICALS INC/TX
filed 2001-05-14
CIK 913614

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

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

                               Yes [X]   No [ ]


        As of May 10, 2001 there were 8,107,895 shares of common stock,
                    $0.01 par value per share, outstanding.

                         ADVANCED NUTRACEUTICALS, INC.
                                     Index

                         PART 1 - Financial Information

                                                                            Page

Item 1.  Financial Statements

         Advanced Nutraceuticals, Inc.

         Consolidated Balance Sheets
             March 31, 2001 and September 30, 2000                           3

         Consolidated Statements of Operations and Comprehensive Income
             (Loss) For the Three and Six Months Ended March 31, 2001
             and 2000                                                        4

         Condensed Consolidated Statements of Cash Flows
             For the Six Months Ended March 31, 2001 and 2000                5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 8


                          PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   11

Signatures                                                                  12

                         ADVANCED NUTRACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                         March 31,
                                                                                           2001         September 30,
                                                                                        (Unaudited)         2000
                                                                                        -----------     -------------
     ASSETS
     ------
Current Assets:
 Cash and cash equivalents                                                              $ 1,681,842     $   958,365
 Restricted cash                                                                            101,266         101,266
 Receivables, net                                                                         3,920,788       4,578,570
 Inventories                                                                              7,057,761       7,253,939
 Deferred tax asset                                                                       1,678,000       1,707,000
 Prepaid expenses and other assets                                                        1,158,050         884,831
                                                                                        -----------      ----------
  Total Current Assets                                                                   15,597,707      15,483,971

Property and equipment, net                                                              13,586,596      14,326,317
Audio production rights                                                                      43,400          80,600
Goodwill                                                                                  9,005,046       9,228,829
Other assets                                                                                654,062         542,938
                                                                                        -----------     -----------
                                                                                        $38,886,811     $39,662,655
                                                                                        ===========     ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

Current Liabilities:
 Accounts payable                                                                       $ 5,688,298     $ 5,614,400
 Accrued distributor bonuses                                                                991,932       1,133,081
 Deferred income                                                                            298,956         348,455
 Accrued expenses and other liabilities                                                   2,051,598       1,372,075
 Credit facility                                                                          4,480,945       6,589,783
 Current portion of other installment obligations                                         1,134,664       1,173,518
 Current portion of long-term debt                                                        2,600,053       2,850,053
                                                                                        -----------     -----------
    Total Current Liabilities                                                            17,246,446      19,081,365

Deferred tax liability                                                                    2,807,000       2,254,000
Long-term debt                                                                            1,750,000       1,500,000
                                                                                        -----------     -----------
    Total Liabilities                                                                    21,803,446      22,835,365
                                                                                        -----------     ------------

Commitments and contingencies                                                                    --              --

Stockholders' Equity:
 Preferred stock, $.001 par value; 1,000,000 authorized; none issued                             --              --
 Common stock; $.01 par value; 20,000,000 shares authorized                                  81,078          80,198
 Additional paid-in capital                                                              17,965,638      17,936,253
 Retained earnings (deficit)                                                             (1,107,798)     (1,266,831)
 Accumulated other comprehensive income                                                     144,447          77,670
                                                                                        -----------     -----------
    Total Stockholders' Equity                                                           17,083,365      16,827,290
                                                                                        -----------     -----------
                                                                                        $38,886,811     $39,662,655
                                                                                        ===========     ===========


          See accompanying notes to consolidated financial statements.

                         ADVANCED NUTRACEUTICALS,  INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)


                                                              Three Months                         Six Months
                                                             Ended March 31,                     Ended March 31,
                                                            ----------------                     ---------------
                                                          2001            2000                2001           2000
                                                          -----           ----                ----           ----
Net sales                                             $16,193,465       $18,409,746        $32,847,462     $34,996,742
Cost of sales                                          10,751,330        12,346,644         21,762,987      23,823,209
                                                      -----------       -----------        -----------     -----------
Gross profit                                            5,442,135         6,063,102         11,084,475      11,173,533

Marketing, distribution and
 administrative expense                                 5,263,924         6,040,764         10,339,539      11,659,535
                                                      -----------       -----------        -----------     -----------
Income (loss) from operations                             178,211            22,338            744,936        (486,002)
                                                      -----------       -----------        -----------     -----------
Other income (expense):
 Interest expense, net                                   (286,591)         (281,713)          (573,794)       (385,913)
 Foreign exchange loss                                   (171,965)          (51,275)          (137,359)        (84,110)
 Other, net                                              (106,333)           (7,773)          (101,928)         93,442
                                                      -----------       -----------        -----------     -----------
                                                         (564,889)         (340,761)          (813,081)       (376,581)
                                                      -----------       -----------        -----------     -----------
Income (loss) before income tax
 expense                                                 (386,678)         (318,423)           (68,145)       (862,583)

Income tax expense (benefit)                               37,211           100,000           (227,178)         54,000
                                                      -----------       -----------        -----------     -----------
 Net income (loss)                                       (423,889)         (418,423)           159,033        (916,583)
                                                      -----------       -----------        -----------     -----------
Other comprehensive income (loss):
 Unrealized income on investments, net of tax                  --                --                 --          45,500
 Foreign currency translation
  adjustment                                              111,043          (122,266)            66,777         (38,619)
                                                      -----------       -----------        -----------     -----------
                                                          111,043          (122,266)            66,777           6,881
                                                      -----------       -----------        -----------     -----------
Total comprehensive income (loss)                     $  (312,846)      $  (540,689)       $   225,810     $  (909,702)
                                                      ===========       ===========        ===========     ===========

Basic income (loss) per common                        $      (.05)      $      (.05)       $       .02     $      (.12)
                                                      ===========       ===========        ===========     ===========

Diluted income (loss) per common
 share                                                $      (.05)      $      (.05)       $       .02     $      (.12)
                                                      ===========       ===========        ===========     ===========

Weighted average common shares
 outstanding:
 Basic                                                  8,107,895         8,024,480          8,063,880       7,415,261
                                                      ===========       ===========        ===========     ===========
 Diluted                                                8,107,895         8,024,480          8,063,880       7,415,261
                                                      ===========       ===========        ===========     ===========


          See accompanying notes to consolidated financial statements.

                         ADVANCED NUTRACEUTICALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Six Months
                                                                     Ended March 31,
                                                                     ---------------
                                                                  2001           2000
                                                                  ----           -----
Net cash provided by (used in) operating activities           $ 3,135,025    $(2,347,616)
Net cash used in investing activities                            (330,634)    (3,678,040)
Net cash provided by (used in) financing activities            (2,147,691)     4,843,838
Effects of exchange rates on cash                                  66,777        (38,619)
                                                              -----------    -----------
Net increase (decrease) in cash and cash equivalents              723,477     (1,220,437)
Cash and cash equivalents at beginning of period                  958,365      1,395,310
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $ 1,681,842    $   174,873
                                                              ===========    ===========


          See accompanying notes to consolidated financial statements.

                         ADVANCED NUTRACEUTICALS, INC.
                        NOTES TO CONSOLIDATED STATEMENTS


INTERIM FINANCIAL STATEMENTS

  The accompanying financial statements of Advanced Nutraceuticals, Inc. (the Company or ANI) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2001, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K/A. The results of operations for the six months ended March 31, 2001 are not necessarily an indication of operating results for the full year.

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

  On December 1, 1999, the Company finalized the acquisition of Ash Corp. ("ASH") as a division of Bactolac. The purchase price of ASH consisted of $750,000 in cash, a note payable in the amount of $500,000 and 492,960 shares of the Company's common stock. Additionally, up to 1,056,340 shares of common stock may be issued pursuant to an earn out agreement. In the fourth quarter ended September 30, 2000, Bayer Corporation informed the Company that it decided to internally produce most of the products produced by the Company for Bayer. Bayer accounted for approximately 5% of the Company's consolidated sales for the fiscal year ended September 30, 2000.

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

  On December 29, 2000, ANI signed a definitive agreement to sell Nutrition For Life International, Inc. ("NFLI"), and all of its subsidiaries engaged in the network marketing business to Everest International, L.L.C., a privately-held entity. The agreement provides for $5 million in cash at closing subject to a working capital adjustment and a $5 million prime plus one-half percent note, payable based upon a ten-year amortization with quarterly payments for three years and final balloon payment at the end of the third year. In addition, Bactolac Pharmaceutical, Inc. (a subsidiary of ANI) is entering into a product supply agreement with NFLI and also will receive a $650,000 note representing a currently outstanding inter-company liability, due one year and a day from closing. The purchase price may also be increased up to an additional $750,000, depending upon future operating results of NFLI's recently established Japanese subsidiary. The transaction is subject to approval by ANI's stockholders and GECC and customary closing conditions. Closing is anticipated to occur on or about May 31, 2001.

NOTE 3 - SEGMENT INFORMATION

  Information regarding the Company's business segments as required by Statements of Financial Accounting Standards No. 131, "Disclosure About Segments of a Business Enterprise", follows below:

                                                   Six Months ended
                                                       March 31,
                                                    (In Thousands)
                                                   -----------------
                                                    2001       2000
                                                    ----       ----
 Sales to unaffiliated customers:
  Distribution:
   North America(1)                               $20,426    $24,477
   United Kingdom(2)                                1,646      2,399
   Philippines                                         --        402
   Japan                                            1,052        937
  Manufacturing(3)                                  9,723      6,782

Sales or transfers between geographic areas:
  Distribution:
   North America                                       --         --
   United Kingdom                                     418        531
   Philippines                                         --        102
   Japan                                               --         --
  Manufacturing                                        --         --

Operating profit (loss):
  Distribution:
   North America                                    1,316       (528)
   United Kingdom                                    (346)      (584)
   Philippines                                         --       (177)
   Japan                                             (384)        46
  Manufacturing                                       159        757

Identifiable assets:
  Distribution:
   North America                                   11,075     37,090
   United Kingdom                                   1,412      2,162
   Philippines                                         --        325
   Japan                                              408        674
  Manufacturing                                    25,992     27,189


(1) Includes the United States, Canada, and Puerto Rico
(2) Includes the United Kingdom, Ireland, and the Netherlands
(3) Substantially all in North America

Note 4 - SUBSEQUENT EVENT

  On April 30, 2001, a refinancing of the ASHCO mortgage obligation was consummated. Under the refinancing agreement a mortgage of $2,415,000 was signed with payments due over twenty years at 13% annual interest. The primary collateral for the mortgage is a first mortgage lien on the land and building owned by the ASHCO division of Bactolac.

ITEM 2.

ADVANCED NUTRACEUTICALS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

  The Company is engaged in the sale of nutritional supplements and other consumer products through a network marketing system. An agreement has been entered into to sell the network marketing operations and closing is expected on or about May 31, 2001. The Company manufactures nutraceuticals and pharmaceutical products through its Bactolac Pharmaceutical Inc. subsidiary and ASH division. The manufacturing operations will be continued.

Network Marketing Operations

  Net sales of the Company's network marketing operations for the six months ended March 31, 2001 decreased by $5,090,968 or 18.0% to $23,124,060 as compared to net sales of $28,215,028 for the six months ended March 31, 2000. At March 31, 2001, the Company had approximately 54,000 distributors compared to approximately 63,000 at March 31, 2000 and 58,000 at September 30, 2000. During the six months ended March 31, 2001 the number of active International distributors decreased by approximately 800, while active distributors in North America decreased by approximately 3,200. The ability of the Company to increase its number of active distributors and its sales per average number of distributors is material to the future operations and financial condition of the Company. The decrease in net sales is recapped below:


     Decrease in sales due to decreased number of distributors      $3,884,908
     Decrease in distributor average sales                           1,206,060
                                                                    ----------
                                                                    $5,090,968
                                                                    ==========

  The Company's net sales per average number of distributors per month decreased from $72 during the six months ended March 31, 2000 to $69 for the six months ended March 31, 2001.

  Cost of sales decreased by $4,131,747 or 21.5% to $15,056,736 for the six months ended March 31, 2001 from $19,188,483 for the six months ended March 31, 2000. Cost of sales as a percentage of net sales decreased from 68.0% in the six months ended March 31, 2000 to 65.1% in the six months ended March 31, 2001. Cost of sales, which includes product costs, commissions and bonuses paid to distributors, and shipping costs, is recapped below:

                                                       Six months ended
                                                          December 31,
                                                       ----------------
                                                       2001        2000
                                                       ----        ----
     Product costs                                     24.5%       24.9%
     Commissions and bonuses paid to distributors      32.9        34.2
     Shipping costs                                     7.7         8.9
                                                       ----        ----
                                                       65.1%       68.0%
                                                       ====        ====

  Product costs as a percentage of cost of sales decreased 0.4% primarily as a result of mix of product sales. Commissions and bonuses paid to distributors decreased 1.3% as a result of changes in the mix of higher versus lower bonus value products purchased by distributors. Shipping costs decreased 1.2% primarily because of reduced product shipments between the Company's warehouse in the United States and the United Kingdom.

  Gross profit as percentage of net sales increased from 32.0% for the six months ended March 31, 2000 to 34.9% for the six months ended March 31, 2001. Gross profit decreased 10.6% or $959,221 from $9,026,545 for the six months ended March 31, 2000 to $8,067,324 for the six months ended March 31, 2001.

Manufacturing Operations

  The Company began manufacturing operations during the first quarter of the fiscal year ended September 30, 2000. The acquisition of Bactolac Pharmaceutical Inc., a contract manufacturer of nutritional supplements, was closed on November 17, 1999, and ASH, a contract manufacturer of pharmaceutical products, was acquired as a division of Bactolac, as of December 1, 1999. The acquisitions have been accounted for under the purchase method of accounting, whereby the results of the acquired operations are included in the consolidated financial statements from their dates of acquisition. In order to provide a meaningful comparison the following table, for comparative purposes only, sets forth on a pro forma basis for the 2000 period the amounts and percentages of selected items of revenue and expense, as though the acquisitions of Bactolac and ASH had been consummated as of the beginning of the year ended September 30, 2000.

                                       Six months ended March 31,
                                       --------------------------
                                       2001            2000 (Pro Forma)
                                       ----            ----------------
                                 Amount       %        Amount       %
                                 ------       -        ------       -

  Net sales                    $9,723,403   100.0%   $9,475,824   100.0%
  Cost of sales                 6,706,252    69.0%    6,996,378    73.8%
  Gross profit                  3,017,151    31.0%    2,479,446    26.2%
  Operating expenses            2,266,817    23.3%    1,799,404    19.0%
  Goodwill amortization           254,048     2.6%      254,000     2.7%
  Operating income (loss)         496,286     5.1%      426,042     4.5%


  Net sales for the six months ended March 31, 2001 increased $247,579 or 2.6% over the 2000 pro forma period. The increase was primarily attributable to a net $667,631 increase in the sales of Bactolac, through a number of customers, net of a $420,052 decrease in the sales of ASH. The ASH decrease was attributable to the conclusion of the Bayer Corporation relationship. Bayer Corporation has historically represented a significant portion of ASH's revenue base, and Bayer Corporation informed ASH, that effective January 1, 2001, it would begin to produce in-house substantially all of the products previously produced for it by ASH. ASH is aggressively attempting to expand its customer base to compensate for the loss of the Bayer business. Failure to replace this substantial customer, or the inability to substantially reduce ASH's operating expenses, would have an adverse effect on the Company's business and operations.

  Gross profit for the six months ended March 31, 2001 increased to $3,017,151, a $537,705 increase over the 2000 pro forma amount. Gross profit as a percentage of net sales increased to 31.0% in 2001, as compared to 26.2% in the 2000 pro forma period. The majority of the increase was due to higher levels of sales at the Bactolac operation, without a corresponding level of increase in the labor and overhead components of the cost of sales amounts. Additionally, as Bactolac purchases materials in higher volumes and better manages its purchasing activities, it is able to reduce, as a percentage of sales, its material costs. In October 2000, Bactolac moved into a larger facility, which caused an increase in costs, but is also providing for improved operating efficiencies and expanded in-house capabilities of certain processes for coating and packaging that had been previously outsourced and allow for higher revenue levels to be obtained.

Combined Operations

  Marketing, distribution and administrative expenses decreased $1,319,996 or 11.3% from $11,659,535 for the six months ended March 31, 2000 to $10,339,539 for the six months ended March 31, 2001. This change in amount resulted primarily from reductions in professional fees and promotion expenses in distribution being offset by increases in personnel expenses in manufacturing. As a percentage of net sales, marketing, distribution, and administrative expenses decreased to 31.5% for the six months ended March 31, 2001 from 33.3% for the six months ended March 31, 2000.

  Income (loss) from operations for the six months ended March 31, 2001 increased $1,230,938 to operating income of $744,936 from operating loss of $486,002 for the six months ended March 31, 2000, principally as a result of the increase in gross profit and a decrease in operating expenses.

  Other income (loss) decreased to a loss of $813,081 for the six months ended March 31, 2001 from a loss of $376,581 for the six months ended March 31, 2000. The decrease was primarily the result of an increase in interest incurred from the acquisition financing and in foreign exchange loss.

  As the Company is not currently able to recognize any tax benefit from foreign operating losses, income tax expense was accrued based on the taxable income from domestic operations for the six months ended March 31, 2001 and 2000.

  Net income was $159,033 for the six months ended March 31, 2001, compared to a net loss of $916,583 for the six months ended March 31, 2000. The increase was the result of the items discussed above.

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

  The Company has agreed to sell its network marketing business operated through
its subsidiary, Nutrition For Life International, Inc. (NFLI).   Under the terms
of the definitive agreement signed on December 29, 2000, ANI has agreed to sell to Everest International, L.L.C., a privately held entity, all of the outstanding capital stock of NFLI and its subsidiaries engaged in the network marketing business. The agreement provides for $5 million in cash at closing, subject to a working capital adjustment and a $5 million, prime plus one-half percent note, payable based upon a ten-year amortization with payments for three years and final balloon payment at the end of the third year. The working capital adjustment as defined in the agreement, will be based upon an adjusted working capital calculation using $1,000,000 as a base figure. If at closing the computation yields more or less than $1,000,000, the purchase price will be adjusted accordingly. It is currently unknown what adjustment, if any may be made at closing, as this will depend upon a number of factors, primarily the operations of NFLI. The note will be an obligation of NFLI and subordinate to the purchaser's secured lender and will be without recourse to the purchaser. Accordingly, collectability of the note will depend upon the success of operations of NFLI after the closing of the sale, including NFLI's ability to service its debt with its senior lender. For financial reporting purposes, management of ANI is unable to determine that it is probable that the future cash flows from NFLI's operations will be sufficient to fund the entire balloon payment required under the terms of the Note. Accordingly, an allowance of approximately $2,700,000 will be provided against the face amount of the Note. ANI will account for collections on the Note under the cost recovery method, whereby any future collections are recorded as a reduction of the balance recorded for the Note (after the allowance). Additional collections above that amount will be recorded as income as collected. In addition, Bactolac Pharmaceutical Inc. will receive a $650,000 note representing a currently outstanding inter-company liability, due one year and a day from closing.

  Management believes that a significant portion of the upcoming working capital needs can be met out of cash provided by the sale of NFLI and cash generated from operating activities. Management plans to continue to strive to restore profitability and pursue additional financing during the current fiscal year to meet currently anticipated funding requirements.

  At March 31, 2001, the Company had a working capital deficit of $1,648,739. Borrowings under the revolving portion of the secured credit facility totaled $4,480,945, with additional borrowings available of approximately $1,680,000, at that point, based upon accounts receivable and inventory levels. Under the terms of the Agreement for the sale of NFLI, the purchaser is required to repay or assume the NFLI portion of such borrowings, which as of March 31, 2001, totaled approximately $991,000, including $184,000, outstanding under the term loan portion of the credit facility.

Operating Activities

  Net cash flows from operating activities generated approximately $3,135,000 for the six months ended March 31, 2001, as compared to consuming approximately $2,348,000 for the six months ended March 31, 2000. The net cash outflow from operating activities in 2000 consisted primarily of an increase of approximately $1,058,000 in accounts receivable and inventories, relating primarily to higher level of sales at the Bactolac and ASH operations. These amounts were offset in 2001 by income generated by continuing operations, depreciation and amortization expense of approximately $1,362,000 and a net decrease in deferred taxes, prepaid expenses and inventory of approximately $1,600,000.

Investing Activities

  Investing activities consumed approximately $330,000 in 2001, compared to approximately $3,678,000 in the 2000 period. The $330,000 was used for equipment additions primarily at the new Bactolac facility, which was leased shortly before the end of the last fiscal year.

Financing Activities

  Financing activities consumed approximately $2,148,000 in 2001, compared to the 2000 period which generated approximately $4,844,000. This consisted of approximately $2,109,000 in net reduction of the Company's credit facility and approximately $39,000 of other debt reduction.

  The Company's revolving credit facility provides for borrowings up to $12,000,000, based upon outstanding amounts of eligible accounts receivable and allowable inventories. Additionally, there is an approximate $1,637,000 term loan facility with the secured lender that requires principal payments of $49,167, monthly over the remaining term of the Agreement. Interest on amounts outstanding under the Agreement is payable monthly based upon the lender's index rate plus one-half percent. The credit facility is secured by substantially all of the Company's assets. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratio, as well as limitations on capital expenditures. At September 30, 2000, the Company was not in compliance with several covenants under the Agreement and a waiver was obtained from GECC. Due to the fact that ANI continues to not be in compliance with the terms of the Agreement, and the waiver obtained as of September 30, 2000 did not extend beyond one year, the entire amount outstanding under the Agreement has been classified as a current liability on the accompanying consolidated balance sheet as of March 31, 2001. Management of ANI plans to continue discussions with the secured lender concerning an amendment to the credit facility which management believes based on its discussions with such lender can be accomplished between now and closing of the NFLI sale, to approve the agreed upon sale of NFLI and to achieve mutually acceptable compliance conditions. If the Company is not successful in its efforts to amend the Agreement, it will have adverse effects on the Company's business, financial condition and operations.

  As a result of the acquisitions of Bactolac and ASH, during the first quarter of the Company's fiscal year ended September 30, 2000, the Company entered into purchase notes totaling $3,000,000, with certain of the selling stockholders and assumed, through Bactolac, a $1,350,053, mortgage obligation of the ASH facility. The Bactolac stock purchase note is subordinate to the GECC facility, bears interest at 7%, and with the approval of GECC, required a $1,000,000 payment on the first anniversary of the acquisition. The holder of the note has agreed to extend the payment of the first installment for six months or until the closing of the NFLI sale transaction. The $500,000, ASH stock purchase notes are subordinate to the GECC facility, bear interest at 7%, and subject to the approval of GECC, were payable December 29, 2000 and have not been paid. In connection with the ASH acquisition, the Company assumed a mortgage obligation secured by ASH's land and building in Mississippi. The loan assumption agreement was originally due May 15, 2000, and was extended to May 31, 2001. On April 30, 2001, the mortgage obligation was refinanced through a different lender. Under the refinancing agreement a mortgage of $2,415,000 was signed which will be payable over twenty years at 13% annual interest.

  Capital expenditures, primarily for manufacturing and laboratory equipment for fiscal 2001 are anticipated to be approximately $450,000-600,000. It is expected that the funding for these capital needs will be provided by leases. A lease of $70,000 has recently been completed and was funded in January 2001.

  Bayer has notified the Company that it would be moving substantially all production previously produced at the ASH facility, to its own in-house facility on or about January 1, 2001. During the quarter ended December 31, 2000, a significant increase in Bayer orders, which totaled approximately $1.1 million, was received and processed at the ASH facility, as Bayer stocked up for the transition. Since no new revenues are expected from Bayer, ASH has been attempting to expand its customer base to reduce its historical dependence upon Bayer and intends to continue to focus on those efforts. Failure to replace this substantial customer or failing to implement a substantial reduction in operating expenses would have an adverse effect on the Company's business, financial condition and results of operations.

PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (b)  REPORTS ON FORM 8-K

   A Report on Form 8-K was filed reporting under Item 5 that the Company entered into a stock purchase agreement on December 29, 2000 to sell NFLI.

  A Report on Form 8-K was filed on May 9, 2001, reporting under Item 5 that the Company is in the advanced stages of negotiations to acquire the operations and certain of the assets of a pharmaceutical manufacturer.

ADVANCED NUTRACEUTICALS, INC.


  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ADVANCED NUTRACEUTICALS, INC.
                              (Registrant)



   Dated: May 14, 2001        By: /s/ John R. Brown, Jr.
                                  --------------------------
                                  John R. Brown, Jr.
                                  Vice President - Finance and
                                  Principal Accounting Officer