Form 10-Q
period 2001-06-30
ADVANCED NUTRACEUTICALS INC/TX
filed 2001-08-20
CIK 913614

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001

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




                          106 S. University Blvd., #14
                             Denver, Colorado 80209
                             ----------------------
                    (Address of Principal Executive Offices)

                                 (303) 722-4008
                                 --------------
              (Registrant's telephone number, including area code)








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [_]


      As of August 14, 2001 there were 2,026,974 shares of common stock,
                    $0.01 par value per share, outstanding.

                         ADVANCED NUTRACEUTICALS, INC.
                                     Index

                        PART 1 - Financial Information

                                                                                                   Page
Item 1.  Financial Statements

         Advanced Nutraceuticals, Inc.

         Consolidated Balance Sheets
             June 30, 2001 and September 30, 2000                                                     3

         Consolidated Statements of Operations and Comprehensive Income (Loss)
             For the Three and Nine Months Ended June 30, 2001 and 2000                               4

         Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended June 30, 2001 and 2000                                         5

         Notes to Consolidated Financial Statements                                                   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                          8

                          PART II - Other Information

Item 4.    Submission of Matters to a Vote of Security Holders                                       10


Item 6.  Exhibits and Reports on Form 8-K                                                            11

Signature                                                                                            12

                         ADVANCED NUTRACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,
                                                                                              2001            September 30,
                                                                                           (Unaudited)            2000
                                                                                           -----------       -------------
                        ASSETS
                        ------

Current Assets:
    Cash and cash equivalents                                                           $   1,573,663     $       696,741
    Receivables, net                                                                        3,639,466           4,525,376
    Inventories                                                                             1,605,675           1,807,303
    Net assets of discontinued operations                                                          --           5,343,367
    Deferred tax asset                                                                        650,000             520,000
    Notes receivable                                                                        1,150,000                  --
    Prepaid expenses and other assets                                                         190,921             150,425
                                                                                          -----------         -----------
       Total Current Assets                                                                 8,809,725          13,043,212

Property and equipment, net                                                                 9,706,280           9,456,712
Goodwill                                                                                    8,877,891           9,228,829
Note receivable                                                                             1,055,312                  --
Other assets                                                                                  300,595              49,582
                                                                                          -----------         -----------
                                                                                        $  28,749,803      $   31,778,335
                                                                                          ===========          ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current Liabilities:
    Accounts payable                                                                    $   2,426,386      $    2,812,170
    Deferred income                                                                                --             111,111
    Accrued expenses and other liabilities                                                    572,316             498,633
    Credit facility                                                                         1,981,041           5,227,078
    Current portion of long-term debt                                                       1,773,706           2,850,053
                                                                                          -----------       -------------
            Total Current Liabilities                                                       6,753,449          11,499,045

Deferred tax liability                                                                      1,952,000           1,952,000
Long-term debt                                                                              2,885,422           1,500,000
                                                                                          -----------         -----------
           Total Liabilities                                                               11,590,871          14,951,045
                                                                                          -----------          ----------

Commitments and contingencies                                                                      --                  --

Stockholders' Equity:
    Preferred stock, $.001 par value; 1,000,000 authorized                                         --                  --
    Common stock; $.01 par value; 20,000,000 shares authorized                                 20,270              20,050
    Additional paid-in capital                                                             18,026,446          17,996,401
    Retained earnings (deficit)                                                              (887,784)         (1,266,831)
    Accumulated other comprehensive income                                                         --              77,670
                                                                                          -----------         -----------
           Total Stockholders' Equity                                                      17,158,932          16,827,290
                                                                                           ----------          ----------
                                                                                        $  28,749,803      $   31,778,335
                                                                                          ===========          ==========

         See accompanying notes to consolidated financial statements.

                         ADVANCED NUTRACEUTICALS, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                                 Three Months                     Nine Months
                                                                 Ended June 30,                  Ended June 30,
                                                                 --------------                  --------------
                                                              2001            2000            2001          2000
                                                              ----            ----            ----          ----
Net sales                                                 $ 4,702,220    $  4,786,671   $ 14,425,624    $ 11,568,384
Cost of sales                                               3,336,385       3,344,408     10,042,637       7,979,134
                                                            ---------       ---------    -----------     -----------
Gross profit                                                1,365,835       1,442,263      4,382,987       3,589,250

General and administrative expense                          1,529,431       1,595,455      4,387,297       3,208,242
                                                            ---------       ---------    -----------     -----------
Operating income (loss)                                      (163,596)       (153,192)        (4,310)        381,008

Other income (expense), primarily interest                   (201,970)       (171,692)      (651,366)       (331,051)
                                                            ---------       ---------    -----------     -----------
Income (loss) from continuing operations
  before income tax expense (benefit)                        (365,566)       (324,884)      (655,676)         49,957

Income tax expense (benefit)                                 (116,000)        (40,000)      (130,000)         60,000
                                                            ---------       ---------    -----------     -----------

Income (loss) from continuing operations                     (249,566)       (284,884)      (525,676)        (10,043)

Discontinued operations:
  Income (loss) from operations of
    discontinued business, net of income taxes                469,580      (2,486,050)       904,723      (3,677,474)
  Income on disposal of discontinued
    operation                                                       -               -              -               -
                                                            ---------       ---------    -----------     -----------
Net income (loss)                                             220,014      (2,770,934)       379,047      (3,687,517)

Other comprehensive income from discontinued operations            --         218,058             --         224,939
                                                            ---------       ---------    -----------     -----------
Total comprehensive income (loss)                         $   220,014    $ (2,552,876)  $    379,047    $ (3,462,578)
                                                            =========       =========    ===========     ===========

Basic and diluted income (loss) per common share:
  Continuing operations                                   $    (0.12)    $      (0.14)   $     (0.26)    $     (0.01)
  Discontinued operations                                       0.22            (1.24)          0.44           (1.93)
                                                          -----------     -----------    -----------     -----------
     Total                                                $     0.10     $      (1.38)   $      0.18     $     (1.94)
                                                          -----------     -----------    -----------     -----------
Weighted average common shares outstanding--
  basic and diluted                                        2,098,325        2,004,966      2,058,135       1,903,614
                                                          ==========      ===========     ==========     ===========


         See accompanying notes to consolidated financial statements.

                         ADVANCED NUTRACEUTICALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     Nine Months
                                                                                   Ended June 30,
                                                                              2001                 2000
                                                                              ----                 ----
Net cash provided by (used in) operating activities                      $  351,887          $(2,059,047)
Net cash used in investing activities                                     2,654,944              734,328
Net cash provided by (used in) financing activities                      (2,052,239)           2,679,703
Effects of exchange rates on cash                                           (77,670)                   -
                                                                         ----------          -----------
Net increase (decrease) in cash and cash equivalents                        876,922            1,354,984
Cash and cash equivalents at beginning of period                            696,741                    -
                                                                         ----------          -----------
Cash and cash equivalents at end of period                               $1,573,663          $ 1,354,984
                                                                         ==========          ===========

         See accompanying notes to consolidated financial statements.

                          ADVANCED NUTRACEUTICALS, INC.
                        NOTES TO CONSOLIDATED STATEMENTS


INTERIM FINANCIAL STATEMENTS

   The accompanying financial statements of Advanced Nutraceuticals, Inc. (the Company or ANI) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2001, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K/A. The results of operations for the nine months ended June 30, 2001 are not necessarily an indication of operating results for the full year.

NOTE 1 -- ACQUISITIONS

   On November 17, 1999 the Company finalized the acquisitions of Bactolac Pharmaceutical Inc. ("Bactolac") and Advanced Nutraceuticals, Inc., a Delaware corporation ("Old - ANI"). Old - ANI was a holding company formed to pursue a consolidation and integration program in the nutrition industry. Former Old -ANI stockholders received an aggregate of 187,500 shares of the Company's common stock. The common shares issued in the acquisitions of Old - ANI, Bactolac and ASH were originally Series A Preferred Stock, which was converted into common stock on a ten for one basis upon approval by the Company's stockholders at the Company's Annual Meeting held June 6, 2000.

   Bactolac, headquartered in Hauppauge, New York, manufactures nutritional supplements for private labeled customers. The purchase price of Bactolac consisted of $2,500,000 in cash, a subordinated promissory note in the principal amount of $2,500,000 and 242,078 shares of the Company's common stock. Additionally, 22,008 shares of common stock were issued in February, 2001 and up to 22,008 additional shares of common stock may be issued pursuant to an earn out agreement. Bactolac entered into an employment agreement and covenant not to compete agreement with its former owner.

   On December 1, 1999, the Company finalized the acquisition of Ash Corp. ("ASH") as a division of Bactolac. The purchase price of ASH consisted of $750,000 in cash, a note payable in the amount of $500,000 and 123,240 shares of the Company's common stock. Additionally, up to 264,085 shares of common stock may be issued pursuant to an earn out agreement. In the fourth quarter ended September 30, 2000, Bayer Corporation informed the Company that it decided to internally produce most of the products produced by the Company for Bayer. Bayer accounted for approximately $3.4 million of the Company's consolidated sales for the fiscal year ended September 30, 2000.

   Financing for the acquisitions was provided primarily through a financing arrangement entered into on November 17, 1999 with General Electric Capital Corporation (the "GECC"). The acquisitions have been accounted for using the purchase method of accounting wherein the operating results of the acquired companies are included in the Company's consolidated financial statements from their dates of acquisition. The purchase price for the acquisitions, including the equivalent common stock issued which was valued at its market price of $11.36 per share, has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the acquisition dates. The excess of the purchase price over the net assets acquired was approximately $9,690,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over twenty years

NOTE 2 - SALE OF NUTRITION FOR LIFE INTERNATIONAL, INC.

     On June 13, 2001, ANI completed the sale of its network marketing subsidiary, Nutrition For Life International, Inc. ("NFLI"), to Everest Group Holding, Inc., a privately-held entity. At closing the Company received $3.2 million in cash and a $5 million note payable by NFLI based on a ten-year amortization with quarterly payments for three years and a final balloon payment in June 2004. NFLI entered into a product supply agreement with the Company's subsidiary, Bactolac Pharmaceutical, Inc. and Bactolac received a $650,000 note from NFLI due in June 2002. The purchase price may also be increased up to an additional $750,000, depending upon future operating results of NFLI's established Japanese subsidiary. As part of the terms of the transaction, Everest paid off the balance outstanding of the Company's revolving and term debt obligations related to NFLI. The majority of the cash received at closing was used by the Company to reduce debt, with a portion providing working capital.

     For financial reporting purposes, management of ANI is unable to determine that it is probable that the future cash flows from NFLI's operations will be sufficient to fund the entire balloon payment required under the terms of the Note. Accordingly, an allowance of approximately $3,045,000 is being provided against the face amount of the Note. ANI will account for collections on the Note under the cost recovery method, whereby any future collections are recorded as a reduction of the balance recorded for the Note (after the allowance). Additional collections above that amount are recorded as income as collected.

NOTE 3 - DISCONTINUED OPERATIONS

     On June 13, 2001, the Company completed the sale of NFLI. NFLI develops products that are designed for health-conscious consumers, and sells those products to consumers through its network of independent distributors. As a result of the sale of NFLI, the Company's consolidated financial statements and related notes thereto have been restated to present the operations of NFLI as discontinued operations.

     Certain information with respect to discontinued operations of NFLI is as follows:

                                                                                     Nine months ended
                                                                                         June 30,
                                                                                         --------
                                                                                2001                  2000
                                                                                ----                  ----
           Net sales                                                      $   32,038,719         $  40,856,466
           Cost of sales                                                      20,439,025            29,260,650
                                                                             -----------           -----------
           Gross profit                                                       11,599,694            11,595,816

           Operating expenses                                                 11,386,005            15,343,290
           Other income (expense)                                                (44,436)             (570,904)
                                                                             -----------           -----------

           Income (loss) before income tax benefit                               169,253            (4,318,378)
           Income tax expense (benefit)                                         (735,470)             (640,904)
                                                                             -----------           -----------
           Income (loss) from discontinued operations, net                $      904,723         $  (3,677,474)
                                                                             ===========           ===========

     Net assets of NFLI are as follows:

                                                                                                  September 30,
                                                                                                      2000
                                                                                                    --------
           Current assets, primarily inventories                                                 $   7,482,126
           Noncurrent assets, primarily equipment and software                                       5,443,561
                                                                                                   -----------
                Total assets                                                                        12,925,687
                                                                                                    ==========

           Current liabilities, primarily accounts payable and accruals                          $   6,429,196
           Noncurrent liabilities                                                                    1,153,124
                                                                                                   -----------
                Total liabilities                                                                    7,582,320
                                                                                                   -----------
                    Net assets of NFLI                                                           $   5,343,367
                                                                                                   ===========

NOTE 4 - DEBT REFINANCING

   On April 30, 2001, a refinancing of the ASHCO mortgage obligation was consummated. Under the refinancing agreement a mortgage of $2,415,000 was signed with payments due over twenty years at 13% annual interest. The primary collateral for the mortgage is a first mortgage lien on the land and building owned by the ASHCO division of Bactolac.

NOTE 5 - STOCK SPLIT

   Effective June 1, 2001, a one for four (1:4) stock split of all of the Company's issued and outstanding common stock was effected. The effect of the spilt has been retroactively reflected for all periods presented in the accompanying consolidated financial statements.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

   On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.

   Major provisions of these Statements and their effective dates for the Company are as follows:

 . all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

 . intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability

 . goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, October 1, 2002 all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

 . effective October 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator

 . all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

   Management has not yet determined the possible impact on the financial statements of the foregoing recent accounting pronouncements.

ITEM 2.

ADVANCED NUTRACEUTICALS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Manufacturing Operations
------------------------

    The Company's manufacturing operations are a line of business resulting from the acquisitions that were consummated during the first quarter of the fiscal year ended September 30, 2000. The acquisition of Bactolac Pharmaceutical Inc., a contract manufacturer of nutritional supplements, was closed on November 17, 1999, and ASHCO, a contract manufacturer of pharmaceutical products, was acquired as a division of Bactolac, on December 1, 1999. The acquisitions have been accounted for under the purchase method of accounting, whereby the results of the acquired operations are included in the consolidated financial statements from their dates of acquisition. In order to provide a meaningful comparison, the following table for comparative purposes only, sets forth on a pro forma basis for the periods indicated the amounts and percentages of selected items of revenue and expense, as though the acquisitions of Bactolac and ASHCO had been consummated as of the beginning of the year ended September 30, 2000.


                                                                       Nine  Months Ended June 30,
                                                                       --------------------------
                                                                     2001                  2000 (Pro Forma)
                                                            ----------------------       -------------------
                                                             Amount         %               Amount       %
                                                             ------         -               ------      --
     Net sales                                            $14,425,624       100.0      $  14,262,495     100.0
     Cost of sales                                         10,042,637        69.6         10,340,786      72.5
     Gross profit                                           4,382,987        30.4          3,921,709      27.5
     Operating expenses                                     4,006,094        27.8          3,514,084      24.6
     Goodwill amortization                                    381,203         2.6            380,485       2.7
     Operating income (loss)                                   (4,310)       (Nil)            27,140       0.2

     Net sales for the nine months ended June 30, 2001 period increased $163,000 or 1.1% over the 2000 pro forma period. The increase was primarily attributable to a net $ 934,000 increase in the sales of Bactolac, through a number of customers, off set by a $ 770,000 reduction in the sales of ASHCO. The majority of the ASHCO decrease was attributable to a decline in sales to Bayer Corporation. Bayer Corporation has historically represented a significant portion of ASHCO's revenue base, and Bayer informed ASHCO, that effective January 1, 2001, it intended to produce in-house substantially all of the products currently produced for it by ASHCO. ASHCO is aggressively attempting to expand its customer base to compensate for the loss of the Bayer business. Failure to replace this substantial customer, or the inability to substantially reduce ASHCO's operating expenses, would have an adverse effect on the Company's business and operations.

     Gross profit for the nine month period ended June 30, 2001, increased to $4,383,000, a $461,000 increase over the 2000 pro forma amount. Gross profit as a percentage of net sales increased to 30.4% in 2001, as compared to 27.5% in the 2000 pro forma period. The majority of the increase was due to higher levels of sales at the Bactolac operation, without a corresponding level of increase in the labor and overhead components of the cost of sales amounts. Additionally, as Bactolac purchases materials in higher volumes and better manages its purchasing activities, it is able to reduce, as a percentage of sales, its material costs. In October 2000, Bactolac moved into a larger facility, which caused an increase in costs, but is providing for improved operating efficiencies and expanded in-house capabilities of certain processes for coating and packaging that had been previously outsourced and is allowing for higher revenue levels to be obtained.

     Operating expenses increased to $ 4,006,000 for the nine months ended June 30, 2001, from $ 3,514,000, in the 2000 pro forma period. This represents an increase of $492,000, or 14.0%. The majority of the increase relates to additional personnel costs, in addition to higher administrative costs being incurred for insurance, professional fees and sales and marketing expenses following the acquisitions.

Discontinued Operations.

     On June 13, 2001, the Company completed the sale of NFLI to an unrelated privately held entity. NFLI develops products that are designed for health-conscious consumers, and sells those products to consumers through its network of independent distributors.

     As a result of the sale of NFLI, the Company's consolidated financial statements and related notes thereto have been restated to present the operations of NFLI as discontinued operations. For further discussion see Note 2 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources
-------------------------------

     Since ANI consummated the acquisitions of Bactolac and ASHCO, it has met its working capital and capital expenditure requirements, including funding for debt repayments, mainly through net cash provided under the Company's revolving line of credit provided through a secured lender General Electric Capital Corporation (GECC). The Company received a notice of default from its secured lender in August 2001 as well as a notice of an increase of 2% in the interest rate. The Company intends to seek an amendment to the loan covenants. As a result of cost reductions which have been implemented across the board and following the closing of the sale of NFLI, management believes that a significant portion of the upcoming working capital needs can be met out of cash provided by the sale of NFLI and cash generated from operating activities. In November 2000, NFLI received a net state of Texas franchise tax refund of approximately, $619,000, arising from amending previous years tax returns, which amount was used for working capital needs. Upon the refinancing of the ASHCO mortgage obligation, which was closed on April 30, 2001, excess proceeds of approximately $800,000, were realized, which were used for working capital needs. As part of the NFLI sale, the purchaser paid off the balance outstanding of the Company's revolving and term debt obligations related to NFLI. Management plans to continue to strive to restore profitability and pursue additional financing during the current fiscal year to meet currently anticipated funding requirements.

     At June 30, 2001, the Company had working capital of $2,056,000. Borrowings under the revolving portion of the secured credit facility totaled $659,000, with additional borrowings available of $2,065,000, at that point, based upon accounts receivable and inventory levels.

Operating Activities

     Net cash provided by continuing operating activities were approximately $352,000, as compared to net cash used of approximately $2,059,000 for the nine months ended June 30, 2001 and 2000, respectively. The net cash provided from operating activities in 2001 resulted primarily from a net loss of approximately $526,000, a decrease in inventories of approximately $202,000, an increase in accounts payable and accrued expenses of approximately $108,000, depreciation and amortization of approximately $865,000, and an increase in other current assets of approximately $297,000. The net cash used in operating activities in 2000 resulted primarily from a net loss of approximately $10,000, an increase in inventories of approximately $351,000, a decrease in accounts payable and accrued expenses of approximately $1,687,000, depreciation and amortization of approximately $690,000, and an increase in other current assets of approximately $702,000.


Investing Activities

     Investing Activities provided approximately $2,655,000 in 2001 as compared to $734,000 in 2000. Approximately $733,000 was used for equipment additions in 2001, primarily at the new Bactolac facility, which was leased shortly before the end of the last fiscal year. The additional cash inflows from investing activities in 2001 were generated from the cash received in conjunction with the sale of NFLI. During the nine months ended June 30, 2000 the cash inflow of approximately $734,000 was primarily from cash received from discontinued operations net of approximately $207,000 of equipment additions.

Financing Activities

     Financing activities used approximately $2,052,000 of cash outflows in 2001, as compared to a cash inflow of approximately $2,680,000 in 2000. This consisted of repayments of approximately $3,200,000 of outstanding borrowings under the Company's credit facility, offset by approximately $200,000 of additional borrowings in 2001. The repayments of borrowings were offset by the net income from discontinued operations in 2001. During the nine months ended June 30, 2000 the cash inflow was approximately $2,263,000 from the secured lender and $417,000 from other lenders.

     The Company's revolving credit facility with its second lender provides for borrowings up to $12,000,000, based upon outstanding amounts of eligible accounts receivable and allowable inventories. Additionally, there is an approximate $1,322,000 term loan facility with the secured lender that requires principal payments of $43,885, monthly over the remaining term of the Agreement. Interest on amounts outstanding under the Agreement is payable monthly based upon the lender's index rate plus 2.5 percent. The credit facility is secured by substantially all of the Company's assets. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratio, as well as limitations on capital expenditures. At June 30, 2001, the Company was not in compliance with several covenants under the Agreement and a waiver has not been obtained from GECC. Due to the fact that ANI was not in compliance with the terms of the Agreement, and the waiver obtained as of September 30, 2000, did not extend beyond one year and has not been updated, the entire amount outstanding under the Agreement has been classified as a current liability on the accompanying consolidated balance sheet as of June 30, 2001. As noted above, a notice of default was received from the secured lender. Management of ANI plans to continue discussions with the secured lender concerning an amendment to the credit facility which management believes based on its discussions with such lender can be accomplished, with mutually acceptable compliance conditions. If the Company is not successful in its efforts to amend the Agreement, it will have adverse effects on the Company's business, financial condition and operations.

     As a result of the acquisitions of Bactolac and ASHCO, during the first quarter of the Company's fiscal year ended September 30, 2000, the Company entered into purchase notes totaling $3,000,000, with certain of the selling stockholders and assumed, through Bactolac, a $1,350,053, mortgage obligation of the ASHCO facility. The Bactolac stock purchase note is subordinate to the GECC facility, bears interest at 7%, and with the approval of GECC, required a $1,000,000, payment on the first anniversary of the acquisition. The holder of the note had agreed to extend the payment of the first installment, and following the closing of the NFLI sale transaction, such principal and accrued interest was paid. The $500,000, ASHCO stock purchase notes are subordinate to the GECC facility, bear interest at 7%, and subject to the approval of GECC, were payable December 29, 2000. Under an agreement finalized during July 2001, the holders of the $500,000, stock purchase notes agreed to a modification of certain of the ASHCO purchase obligations and the obligation was settled for a one time payment of $435,000, which included accrued interest. The loan assumption agreement for the ASHCO mortgage obligation bore interest at prime plus 2%, and was secured by the ASHCO land and building. Following several extensions of the assumed mortgage, the Company was successful in re-financing the mortgage into a 20-year $2,415,000, 13% mortgage obligation secured by the land and building owned by the ASHCO division of Bactolac. Management of ANI intends to continue to try to work with the remaining holder of the acquisition purchase note in trying to resolve the current possible inability to liquidate the next installment under its scheduled term. Should the holder not agree to an extension, or an alternative loan or other source of capital not be obtained, it would have adverse effects on the Company's business, financial condition and operation.

     Capital expenditures for the remainder of fiscal 2001 are anticipated to be minimal.

     In fiscal 2000 Bayer has notified the Company that it would be moving substantially all production previously produced at the ASHCO facility, to its own in-house facility on or about January 1, 2001. During the first quarter of fiscal 2001, a significant increase in Bayer orders, which totaled approximately $1.1 million, was received and processed at the ASHCO facility, as Bayer stocked up for the transition. Since no new revenues are expected from Bayer, ASHCO has been attempting to expand its customer base to reduce its dependence upon Bayer and intends to continue to focus on those efforts. Failure to replace this substantial customer or failing to implement a substantial reduction in operating expenses would have an adverse effect on the Company's business, financial condition and results of operations.


Part II Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 31, 2001, the Company held its Annual Meeting of Shareholders.

         At the meeting, the shareholders elected F. Wayne Ballenger, M. F. Florence, Gregory Pusey, Pailla M. Reddy and Neil S. Sirkin as directors. Each of the nominees received votes from shareholders representing 7,687,828 shares in favor (except for Neil Sirkin who received 7,687,764 votes), with 66,049 shares voting to withhold authority for election.

         The shareholders also considered a Stock Purchase Agreement dated December 29, 2000, pursuant to which the Company would sell NFLI. This measure was approved with 5,761,811 shares voting for, 38,717 shares voting against, and 63,743 shares voting to abstain. A total of 1,889,606 shares would be regarded as broker non-votes.


         The shareholders also considered alternate proposals to amend the Articles of Incorporation of the Company to effect a (i) one for three (1:3),
(ii) one for four (1:4), or (iii) a one for five (1:5) stock split of the Company's issued and outstanding common stock at the discretion of the Company's Board of Directors. This measure was approved with 5,689,511 shares voting for, 108,218 shares voting against, and 12,328 shares voting to abstain. A total of 1,943,820 shares would be regarded as broker non-votes

     The shareholders also considered an amendment to the Articles of Incorporation to change the vote required for future amendments to the Articles of Incorporation, mergers, asset sales and other specified matters in the Texas Business Corporation Act from two-thirds to a majority. This measure was approved with 5,231,484 shares voting for, 435,603 shares voting against, and 142,970 shares voting to abstain. A total of 1,944,000 shares would be regarded as broker non-votes


 The shareholders also considered approval of the 1995 Stock Option Plan, as amended. This measure was approved with 5,231,484 shares voting for, 435,603 shares voting against, and 142,970 shares voting to abstain. A total of 1,943,820 shares would be regarded as broker non-votes



Item 6.  Exhibits and Reports on Form 8-K
         (b)  Reports on Form 8-K


  A Report on Form 8-K was filed on May 9, 2001, reporting under Item 5 that the Company is in the advanced stages of negotiations to acquire the operations and certain of the assets of a pharmaceutical manufacturer.

  A report on Form 8-K was filed on June 27, 2001, reporting under Item 2 the completion of the sale of NFLI by the Company.

ADVANCED NUTRACEUTICALS, INC.


                  Signature

   Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ADVANCED NUTRACEUTICALS, INC.
                                          (Registrant)




    Dated: August 20, 2001                By:    /s/ John R. Brown, Jr.
                                            --------------------------
                                            John R. Brown, Jr.
                                            Vice President - Finance and
                                            Principal Accounting Officer