Form 10-K
period 2001-09-30
ADVANCED NUTRACEUTICALS INC/TX
filed 2001-12-28
CIK 913614

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

  X   Annual Report Under Section 13 or 15(d) of The Securities Exchange Act
  -   of 1934 (Fee Required) for the Fiscal Year Ended September 30, 2001

  - Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required) for the Transition Period from ________ to ________

                        Commission file number 0-26362

                         ADVANCED NUTRACEUTICALS, INC.
                         -----------------------------
            (Exact name of Registrant as specified in its charter)

              Texas                                   76-0642336
              -----                                   ----------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

 106 South University Blvd., Unit 14
           Denver, Colorado                              80209
           ----------------                              -----
 (Address of principal executive office)               (Zip Code)

        Issuer's telephone number, including area code: (303) 722-4008


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

                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 18, 2001 was $1,653,000.

The number of shares outstanding of the Registrant's common stock on December 26, 2001 was 2,129,975.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement, which is expected to be filed within 120 days of the end of the Registrant's fiscal year, ended September 30, 2001.

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

  The Company is including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. Actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, changes in business conditions, the general economy, competition, changes in product offerings, as well as regulatory developments that could cause actual results to vary materially from the future anticipated results indicated, expressed or implied, in such forward-looking statements. The Company disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date hereof.

                                    PART I

                               ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS
-----------------------------------

  Advanced Nutraceuticals, Inc. ("ANI" or the "Company"), www.advancednutraceuticals.com or www.anii.cc was organized in March 2000 to be
------------------------------    -----------
the holding company for Bactolac Pharmaceutical Inc. ("Bactolac") including Bactolac's ASHCO division ("ASHCO") and Nutrition For Life International, Inc. ("NFLI"). Bactolac and ASHCO are manufacturers of nutraceutical and pharmaceutical products. NFLI is engaged in the sale of nutritional supplements and other consumer products through a network marketing system. The Company adopted the holding company structure to better reflect the diversification of its operations and to improve its organizational structure for its acquisition program.

  On June 13, 2001, ANI completed the sale of NFLI. As a result of the sale, the network marketing operations of NFLI are treated as discontinued operations in the Company's financial statements. The Company's ongoing business operations consist of the manufacture of nutraceutical and pharmaceutical products.

  Bactolac, www.bactolac.com located in Hauppauge, New York was founded in 1995
            ----------------
and is engaged in the formulation, manufacturing, coating and packaging of encapsulated and compressed tablets and powder blended vitamins and related nutritional supplements. Due to the continuing sales increases experienced at Bactolac, in the fall of 2000, its operations were moved to a state of the art approximately 30,000 square foot GMP facility. Recent investments in high-tech lab equipment, high speed manufacturing equipment, in-house thin film coating equipment and flexible packaging equipment have resulted in faster turn around times and greater control of the quality and production processes. Bactolac provides private label contract manufacturing services, with over 700 different vitamins and supplements to various companies engaged in the marketing and distribution of vitamins, mineral supplements, herbs and other health and nutrition consumer products.

  Bactolac's growth and profitability has been driven by its reputation for creating exciting, innovative formulas including weight loss, sport nutrition, energy products, antioxidants, formulas designed specifically for men, women and children, stress formulas, relaxation formulas, life extension, immune enhancement, brain products, cleansing products, cholesterol products, liver formulas, heart formulas and hundreds of herbal remedies. Additionally, Bactolac custom formulates products in response to and in conjunction with, customer demand. Bactolac strives to provide high quality nutritional products that promote the health and vitality of its users.

  ASHCO, www.anipharmaceuticals.com, has operated as a division of Bactolac
         --------------------------
since it was acquired in December 1999. The 132,000 square foot facility in Gulfport, Mississippi owned by the Company, was previously owned and operated by the Bayer Corporation and the same core operations management from the previous ownership continue to follow the quality-driven procedures and principles established by Bayer at the facility, over its more than 40 year history. In August 2001, the Company organized ANI Pharmaceuticals, Inc. ("ANIP"), as a wholly owned subsidiary of the Company. The Company expects that the operations that have previously been conducted by the ASHCO division will be conducted by ANIP. For ease of reference, ANIP will include both ANI Pharmaceuticals, Inc. and the ASHCO division unless indicated otherwise. ANIP manufactures high quality pharmaceutical products, including liquids, powders, tablets, ointments, creams and lotions liquid and powder pharmaceutical products. ANIP provides contract and private label manufacturing services to various companies, many of which are engaged in the distribution and sale of over-the-counter liquid antacid and powder products.

  The Company's near term strategy is to generate positive cash flow, become profitable and strengthen its financial position. The Company believes it can successfully implement this strategy by aggressive efforts to obtain new customers by emphasizing its cost effective and high quality manufacturing operations while at the same time maintaining a stringent cost containment program.

  The Company's long-term strategy is to pursue strategic acquisition opportunities in the manufacturing and distribution segments of the nutritional and pharmaceutical industries. In September 2001 the Company entered into an agreement to acquire certain assets of York Pharmaceuticals, Inc. ("York"), including equipment and customer list. Although the agreement has expired, the Company is continuing its efforts to conclude the transaction. Due to the recent operating difficulties and limited capital resources, management of the Company determined that for the near term, it would not be feasible to attempt to acquire additional companies. As the sales at ANIP increase, the Company plans to resume its program to locate and acquire companies in complementary businesses.


FINANCIAL INFORMATION ABOUT THE COMPANY'S BUSINESS SEGMENTS
-----------------------------------------------------------

  The Company's internal competencies are divided into two distinct manufacturing segments in separate geographic locations. Bactolac is a private label contract manufacturer of vitamins and supplements located in Hauppauge, New York. ANIP is a contract and private label manufacturer of over-the-counter liquid and powder pharmaceutical products, primarily liquid stomach remedies, located in Gulfport, Mississippi. The Company is committed to providing high quality products. Bactolac utilizes GMP (Good Manufacturing Practices) practices at its facility. ANIP is a cGMP facility (under FDA guidelines) and manufactures USP products. Additional financial information by segment can be found in ITEM 8, FINANCIAL STATEMENTS.


Vitamin and Supplement Segment

  Bactolac manufactures a comprehensive assortment of vitamin, mineral and nutritional supplement products, which include a variety of vitamins, beta carotene, magnesium, folic acid, calcium and potassium, as well as various herbs such as Echinacea, St. John's Wort, Ginko Biloba, Saw Palmetto Ginseng, and various multivitamin combinations, with no single product generating a sales concentration.

The Company has the capacity to produce millions of tablets per day using technologically advanced high-speed manufacturing equipment. Bactolac has increased its production capacity through additional equipment purchases as well as vertically integrating processes that had previously been performed by outside subcontractors.

  Capital expenditures at Bactolac during 2001 approximated $850,000, and resulted in significantly higher production capacity, with shorter production
turnaround times, combined with improved levels of quality control.   Bactolac
custom formulates products in response to and in conjunction with, customer demand. The Company also has developed a fully automated packaging line and has recently completed an in-house thin film coating line.

  Raw materials used in Bactolac's products consist of nutrient powders, excipients, empty gelatin capsules, and necessary components for packaging and distribution of finished vitamin and nutritional supplement products. The nutrient powders and the empty gelatin capsules are purchased from manufacturers in the United States, and foreign countries. All materials procured by Bactolac undergo quality control review to ensure conformance to product specification prior to acceptance and release into materials inventory. To date, the Company has not experienced any difficulty in obtaining adequate sources of supply, and generally a number of suppliers are available for most raw materials. Although there can be no assurance that adequate sources will continue to be available, Bactolac believes it should be able to secure sufficient raw materials in the future.

  The vitamin and supplement segment generated net sales of $10,764,000 and $9,088,000, for the years ended September 30, 2001 and 2000. Net sales amounts and customer information covers periods subsequent to November 17, 1999, the date of acquisition. The top three unrelated customers accounted for approximately 47% and 42% of Bactolac's net sales for 2001 and 2000. One customer, included in the top three, had net sales percentages of 13% and 16%,
to Bactolac's net sales in 2001 and 2000, is located in Russia.    Seasonality
is generally not a major factor in Bactolac's business, other than a slight increase in revenues during late summer and fall. Backlog at Bactolac is fairly short term in nature due to quick production turn around, with recent backlog in the range of $600,000 to $800,000.


Over-The-Counter Pharmaceutical Segment

  ANIP manufactures liquids, powders, and over the counter drugs. Examples of the primary products that it produces include liquid antacids, cough and cold syrups and elixirs, acetaminophen elixirs, baby powders, medicated powders and anti-fungal powders.

  Raw materials used at ANIP consist of active and inactive materials for the production of liquid antacids, liquid component additives for syrup and elixir products and raw material powder products. Packaging materials consisting of bottles, caps, cardboard containers and labels are also significant stocked items. Substantially all materials are purchased from suppliers in the United States. All significant vendors and materials procured by ANIP undergo quality control review and testing, including on-site quality control audits to ensure conformance to quality standards and product specification prior to acceptance and release into materials inventory. The Gulfport facility is committed to providing high quality products; its facilities are designed to meet USP compliance standards. In place quality management systems are detailed and rigorous, and include analytical processes and procedures. The quality management systems also include well-equipped and professionally staffed analytical laboratories to assure raw material acceptance as well as in-process and finished product evaluation for compliance to specification. The Company's OTC pharmaceutical products are also subject to shelf life stability testing through which the Company determines the effects of aging on its products. The Company's product retention program allows the Company the ability to maintain samples from each product batch shipped and, when appropriate, to analyze such samples for product quality.

  The over-the-counter pharmaceutical segment generated net sales of $6,842,000 and $6,980,000, for the years ended September 30, 2001 and 2000. Net sales amounts and customer information covers periods subsequent to November 17, 1999, the date of acquisition. The top unrelated customers accounted for approximately 71% (three customers) and 66% (two customers) of ANIP's net sales for 2001 and 2000. One customer, included in above, was Bayer Corporation, with percentages of 35% and 52%, to ANIP's net sales in 2001 and 2000. During the first quarter of the fiscal year ended September 30, 2001, ANIP completed the final production for Bayer Corporation. Bayer Corporation had previously informed the Company that it decided to internally produce the products produced at ANIP's facility by the Company for Bayer. Seasonality is generally not a significant factor in ANIP's business. Backlog at ANIP is fairly short term in nature due to quick production turn around, and recent backlog has generally been in the range of $500,000 to $700,000.

Customers and Markets

  The Company manufactures a broad range of products and uses a variety of methods to market and sell its products and services; these include experienced sales personnel, word of mouth referrals from one customer to another, contract sales representatives, trade show participation, trade journal advertising and press publicity, as well as web site exposure and reliance on name recognition and long standing reputation in the industry.

  Bactolac's customer base includes a wide range of distribution alternatives. Customers include direct marketing companies, network-marketing companies, retail chain distribution and customers who re-package bulk products for re-sale to others. During the current fiscal year, Bactolac concentrated on increasing its customer base through expanded marketing and sales efforts, including developing marketing materials in addition to commencing attendance at trade shows.

  ANIP's customer base consists of distributors who re-sell the products and major retail customers who generally have the product produced with their private brand label on the product, to compete with national brand suppliers. During the first quarter of the year ended September 30, 2001, ANIP completed the final production for Bayer Corporation, which had historically accounted for a substantial portion of the ANIP revenue. Subsequent to that time, ANIP expanded its marketing efforts, and in addition has maintained a tight cost containment program aimed at reducing expenses at the Gulfport facility. During the fourth quarter of the year ended September 30, 2001, ANIP also hired a highly qualified sales person with over 24 years of industry experience. As a result of these activities the Company has recently added several customers, such as Walgreens, K-Mart, Dollar General, Winn Dixie, Kroger and Shurfine, and is in talks with a number of large recognized retailers.

  The Company's operations are subject to the risks normally associated with manufacturing vitamins, nutritional and pharmaceutical products, including shortage of certain raw materials.

Research and Development

  The primary areas of the Company's research and development activities are focused in working with customers in the development of new products and expansion of the product line offerings for the private label market. Such assistance is normally in the form of product component identification and formulation, as well as product and packaging trends. In addition, as part of its quality control procedures the Company produces pilot or sample runs of product formulation prototypes to ensure stability and/or efficacy and to determine ingredient interaction. The Company has implemented quality control procedures to verify that all products comply with established specifications and standards in compliance with both USP and Good Manufacturing Practices promulgated by the Food and Drug Administration (the "FDA"). Research of this type is a part of the internal overhead operating expenses incurred by the Company and the associated incremental outside costs of research and development activities have not been significant to date.

Competition

  The Company's products are sold primarily in domestic as well as limited foreign markets in competition with other private label manufacturing and marketing companies. The vitamin, nutritional supplement and over-the-counter pharmaceutical industries are highly competitive, and competition continues to increase. Competition for the sale of products comes from many sources, including companies which sell pharmaceuticals and nutraceuticals to supermarkets, large chain discount retailers, drug store chains and independent drug stores, health food stores, pharmaceutical companies and others who sell to wholesalers, as well as mail order vendors, eCommerce and network marketing companies. The Company does not believe it is possible to accurately estimate the number or size of its many competitors as the vitamin industry is largely privately held and highly fragmented.

  The Company believes the industries it operates in continues to see significant changes through merger and acquisition consolidations, as well as contractions due to a general slowing of the prior growth trend. Many industry experts expect this trend to continue for the foreseeable future in food and nutrition companies, multilevel marketing and direct marketing organizations and eCommerce firms.

  Based on industry data, the botanicals and supplements industry experienced a 30% sales growth in calendar year 1998, while 1999 experienced a decelerating growth rate of 7.8%, and preliminary estimates for 2000 and 2001 continue to reflect this trend with negative growth. The industry, while still estimated at over $20 billion annually, is believed to be moving into a mature stage where greater price pressure and modest market expansion will continue to increase competition.

  The Company believes competition among manufacturers of over-the-counter pharmaceuticals is based, among other things, on price, timely delivery, product quality and consistency, safety, availability, product innovation, marketing assistance and customer service. Competition in the over-the-counter pharmaceuticals market is highly competitive and while there are several manufacturers in the industry, the primary competitor is Perrigo Company, which is estimated to service the largest percentage of the market. The competitive position of the Company will likely depend upon continued acceptance of its products, its ability to attract and retain qualified personnel, future governmental regulations affecting the Company's products as well as the publication of vitamin product safety and efficacy studies by the government and authoritative health and medical authorities.

Employees

  At September 30, 2001, the Company employed 114 full time employees in its operations, with Bactolac employing 46, ANIP employing 68 and 3 employed in holding company executive management. The employees at Bactolac and ANIP are engaged in management and sales, quality control, production and administration.

  The Company has never experienced a work stoppage, and none of its employees are currently represented by a union or any other form of collective bargaining unit. The Company believes its relations with its employees are good.

Government Regulation

  The formulation, manufacturing, packaging, labeling, advertising and distribution of the Company's products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("DOA") and the Environmental Protection Agency ("EPA"). These activities are also regulated by various agencies of the states and localities in which the Company's products are sold, including without limitation the California Department of Health Services, Food and Drug branch. The FDA and FTC in particular regulate the advertising, labeling and sales of vitamin and mineral supplements and may take regulatory action concerning medical claims, misleading or untruthful advertising, and product safety issues. These regulations include the FDA's Good Manufacturing Practices ("GMP") for foods.

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

                         DISCONTINUED OPERATIONS- NFLI

  Effective June 13, 2001, the Company completed the sale of its NFLI subsidiary to Everest International, L.L.C. ("Everest"). The sale provided $3.2 million in cash at closing and a $5 million note, payable based on a ten-year amortization with quarterly payments for three years and a final balloon payment at the end of the third year. In addition, Bactolac entered into a product supply agreement with NFLI and received a $650,000 note due one year and a day from closing, relating to inter-company debt. The purchase price may also be increased up to an additional $750,000, depending upon future operating results of NFLI's Japanese operation. The Company does not expect to receive any proceeds as a result of NFLI's Japanese operations.

  Due to the completion of the sale of NFLI, the Company's consolidated financial statements and related notes thereto have been restated to present the operations of NFLI as discontinued operations. For further discussion see Notes 2 and 4 of the Notes to Consolidated Financial Statements in Item 8 herein.

  NFLI markets and distributes an extensive product line, including vitamins, minerals and antioxidents, designed for health-conscious consumers, and sold those products to consumers through its network of independent distributors. Distributors are independent contractors who purchase products directly from NFLI for their own use and for resale to retail consumers.

  Historically the majority of NFLI's operations have been in North America and Europe. Approximately 85% of revenues were generated in the United States. During fiscal 2000 NFLI began operating in Japan. Distributors may elect to work on a full-time or part-time basis. Distributors' revenues are derived from several sources. First, distributors may receive revenues by purchasing NFLI's products at wholesale prices and selling those products to customers at retail prices. Second, distributors earn the right to receive commissions upon attaining the level of "executive." Executive level distributors may earn commissions on product purchases by other distributors in their downline organization.


                                 RISK FACTORS

  Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Report, including without limitation in conjunction with the forward-looking statements included in this Report, and the following risk factors.

  Risks Related to the Company and its Continuing Operations

  Recent Losses. The Company has incurred losses from its continuing operations
  --------------
in each of the fiscal years ended September 30, 2001, 2000 and 1999. The losses were incurred from the operations of ASHCO as well as NFLI, which is now discontinued as the result of the sale of NFLI. The Company completed the acquisitions of Bactolac and ASHCO in late 1999. Although the Bactolac operation has been profitable since acquisition, the losses of ASHCO and the overhead and transactional expenses of the Company have caused significant losses to be incurred during the past two fiscal years. Because of the brief operating history of the acquired companies, future profitable operations cannot be predicted with certainty.

  Sale of NFLI. On June 13, 2001, ANI completed the sale of NFLI and NFLI's
  ------------
subsidiaries in the network marketing business to Everest. The sales price included a $5,000,000 note payable ("Note") based upon a ten year amortization schedule with quarterly payments for three years and a final balloon payment at the end of the third year. ANI has agreed to subordinate the $5,000,000 Note to a secured lender of NFLI and the Note is without recourse to Everest. Bactolac also received a $650,000 note due in one year from NFLI. Collectability of the notes will depend upon the future success of operations of NFLI, including NFLI's ability to service any debt it may secure with a senior lender.

  Secured Lender Relationships. The Company has a senior credit facility with a
  ----------------------------
lender. As of September 30, 2001, the balance outstanding under the facility amounted to $2,039,454. The lender also from time to time may, and has, adjusted the advance rates under the revolving portion of the credit facility, which to this point has had the effect of reducing amounts otherwise available under the agreement. The Company has not been in compliance with certain covenants under the credit facility and on December 26, 2001 was granted waivers by its lender. The Company is attempting to amend its credit agreement and believes based on its discussion with the lender, that it will be successful in such efforts. If the Company's secured lender will not modify the agreements or continue to work with the Company in granting waivers, until such time as the Company may be able to modify, refinance or repay such obligations, the financial position and liquidity of the Company could be adversely affected or put the Company in jeopardy.

  Replacement of Principal Customer. Approximately 13% and 23% of the Company's
  ----------------------------------
total consolidated sales from continuing operations in the fiscal years ended September 30, 2001 and 2000 were made to Bayer Corporation. During the first quarter of the fiscal year ended September 30, 2001, the final production of Bayer products was completed. The Company is aggressively attempting to expand its customer base to compensate for the loss of the Bayer business and has initiated a cost containment program. Failure to replace this substantial customer or the inability to substantially reduce operating expenses has had and will continue to have an adverse effect on the Company's business and financial condition.

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

  Nasdaq Listing.  The Company's common stock is currently traded under the
  --------------
symbol - ANII, on the Nasdaq Small Cap System. From time to time during 2001 the Company's common stock failed to maintain a consistent minimum bid price of $1.00. Nasdaq has granted all companies listed on the Small Cap System an exemption to the $1.00 minimum bid price requirements through July 1, 2002. Should the Company's shares be delisted from Nasdaq, and be quoted on either the "bulletin board," or the "pink sheet" system, it could have a negative impact on the trading activity and price of the Company's common stock as well as the Company's ability to raise additional equity capital and/or consummate additional acquisitions.

  Government Regulations.  The manufacturing, processing, formulation and
  ----------------------
packaging of the Company's products are subject to regulation by federal, state and foreign agencies, including the FDA, the FTC, the CPSC, the DOA, the United States Postal Service and the EPA. Such agencies have a variety of remedies and processes available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, by requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure, imposing civil penalties, or commencing criminal prosecution.

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

  Product Liability.  The Company, like other manufacturers and distributors of
  -----------------
products that are ingested, faces an inherent risk of exposure to product liability claims if, among other things, the use of its products results in injury. The Company currently has product liability insurance for its operations in amounts the Company believes are adequate for its operations. There can be no assurance, however, that such insurance will continue to be available at a reasonable cost, or if available, will be adequate to cover liabilities.

  Ability to Implement Business Strategy; Integration of Acquisitions.  The
  -------------------------------------------------------------------
Company's future results and financial condition are dependent on the successful implementation of its business strategy. A key component of the Company's long-term business strategy involves strategic acquisitions. In 1999 the Company expanded its operations to include the manufacture of pharmaceutical products and nutritional supplements. Although the Company believes that its business strategy will enable it to improve its financial results, there can be no assurance that its strategy will be successful, that the anticipated benefits of its strategy will be realized, that management will be able to implement the strategy on a timely basis, that the Company will return to profitability levels previously experienced, or that losses will not be incurred in the future. The Company's acquisition strategy is currently limited due to the Company's recent operating difficulties and limited resources.

  The success of the Company will depend, in part, on the Company's ability to integrate the operations of the acquired companies. There can be no assurance that the Company's management team will effectively be able to oversee the combined entity and implement the Company's business strategy. Moreover, no assurance can be given that the Company will be able to successfully integrate any future acquisitions without substantial cost, delays or other problems. The cost of integration could have an adverse effect on short-term operating results. Such costs could include severance payments, restructuring charges associated with the acquisitions and expenses associated with the change of control. There can be no assurance that the Company will be able to anticipate all the changing demands the acquisitions will impose on its management personnel, operational and management information systems and financial systems. The integration of newly acquired companies may also lead to diversion of management attention from other ongoing business concerns. Any or all of these factors could have a material adverse effect on the Company's business, financial condition or results of operations.

  Risks Related to Acquisition Financing; Leverage.  The financing for the
  ------------------------------------------------
acquisitions in 1999 was provided primarily through a new lending arrangement. The loan facility is secured by substantially all the assets of the Company and its subsidiaries. The loan agreement contains various covenants that require the maintenance of certain financial ratios, as well as additional covenants and significant restrictions on dividend payments, issuance of debt and equity, mergers, changes in business operations and sales of assets. These restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business or acquisition opportunities. If any covenant were breached without a waiver or renegotiation of the terms of that covenant, the lender could have the right to accelerate the payment of the indebtedness even if the Company has made all principal and interest payments when due. The Company has not complied with all of the covenants and on December 26, 2001 was granted waivers by its lender. The Company is attempting to amend its credit agreements and believes based on its discussions with such lenders that it will be successful in such efforts. If the Company continues to breach these covenants, or if the Company's operating revenues were to be insufficient to pay debt service, there would be a risk of default and foreclosure on the Company's assets.

  Subject to future operating results and/or obtaining additional financing, the availability of which is not assured, the Company intends to seek additional acquisitions. The timing, size and success of the Company's acquisition efforts and any associated capital commitments cannot be readily predicted. The Company intends to finance future acquisitions by using shares of its stock, cash, and borrowed funds (including the issuance of promissory notes to the sellers of the companies to be acquired) or a combination thereof. If the Company's stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept stock as part of the consideration for the sale of their businesses, the Company may be required to use more of its cash resources or more borrowed funds, in each case if available, in order to acquire additional companies. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings. There can be no assurance that the Company will be able to obtain any additional financing that it may need for future acquisitions on the terms that the Company deems acceptable.

  Dividends.  The Company declared an initial cash dividend of $.08 per share of
  ---------
common stock in September 1996, and paid dividends quarterly until June 1998. The Company has not declared any dividends subsequent to June 1998. The Company's credit facility prohibits dividend payments without the consent of the lender. The determination of whether to pay dividends in the future will be made by the Board of Directors and will depend on the earnings, capital requirements, and operating and financial condition of the Company, among other factors. It is not anticipated that the Company will pay dividends in the fiscal year ending September 30, 2002 or in the foreseeable future.

  Competition. The market for the Company's products is highly competitive. The
  -----------
Company competes with other dietary supplement products and over-the-counter pharmaceutical manufacturers. Among other factors, competition among these manufacturers is based upon price. If one or more manufacturers significantly reduce their prices in an effort to gain market share, the Company's business, operations and financial condition could be adversely affected. Many of the Company's competitors, particularly manufacturers of nationally advertised brand name products, are larger and have resources substantially greater than those of the Company. There has been speculation about the potential for increased participation in these markets by major international pharmaceutical companies. In the future, if not already, one or more of these companies could seek to compete more directly with the Company by manufacturing and distributing their own or others' products, or by significantly lowering the prices of existing national brand products. The Company sells substantially all of its supplement products to customers who re-sell and distribute the products.



                        ITEM 2. DESCRIPTION OF PROPERTY

Properties

  ANIP manufactures pharmaceutical products at the Company owned 132,000 square foot facility in Gulfport, Mississippi. Bactolac headquartered in Hauppauge, New York, conducts its operations in a leased facility comprising approximately 27,500 square feet. Bactolac's current monthly rental is approximately $26,000, of which $6,000 pertains to improvements made by a related party, that escalates over the 5 year term remaining on the lease. The Company has two five-year renewal options and a purchase option on the facility. Bactolac leases is facility from Shilpa Saketh Realty, Inc., an entity owned by Pailla M. Reddy, President of Bactolac and a member of the Company's Board of Directors. In addition, ANI currently rents administrative office space in Houston, TX, on a temporary, short-term basis for approximately $600 per month.

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


                                     PART II

               ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Small Cap Market of the Nasdaq Stock Market under the symbol "ANII". ANI's warrants, previously traded under the symbol "ANIIW", were delisted during 2001, and are scheduled to expire as of December 31, 2001. A one for four (1:4) stock split of the issued and outstanding common stock was effected in June 2001. All share references have been retroactively restated to reflect the effect of this split.

     The holder of four Warrants is entitled to purchase one share of Common Stock at $15 per share until December 31, 2001, unless earlier redeemed by the Company.

                            Common Stock   Warrants
                            ------------   --------
      Quarter Ended         High    Low   High    Low
      -------------         ----    ---   ----    ---
        Fiscal 1999:
      December 31, 1998     $0.99  $0.50  $0.27  $0.10
      March 31, 1999         0.84   0.52   0.28   0.10
      June 30, 1999          0.66   0.52   0.22   0.06
      September 30, 1999     0.91   0.41   0.24   0.08

         Fiscal 2000:
      December 31, 1999      0.75   0.53   0.10   0.05
      March 31, 2000         0.61   0.41   0.19   0.05
      June 30, 2000          0.55   0.35   0.08   0.06
      September 30, 2000     0.50   0.19   0.08   0.01

         Fiscal 2001:
      December 31, 2000      1.00   0.19     *      *
      March 31, 2001          .75   0.25     *      *
      June 30, 2001          3.30   0.25     *      *
      September 30, 2001     1.75   0.77     *      *

         * Warrants were delisted in 2001.
      As of December 17, 2001, there were 1,607 record holders of common stock.

     The Company declared its first cash dividend on its common stock in September 1996, which dividend of $.08 per share was paid in October 1996. The Company continued to pay quarterly dividends of $.08 per share of common stock until June 1998. No dividends have been declared by the Company subsequent to June 1998. It is not likely that dividends will be paid in the fiscal year ending September 30, 2002. The Company may not declare any dividends without the consent of its senior lender, General Electric Capital Corporation. Subject to obtaining the lender's consent the determination of the payment of dividends in the future will be within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors.


ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below for each year in the five-year period ended September 30, 2001 have been derived from the audited financial statements of the Company as restated to present the operations of NFLI as discontinued operations. The data presented below should be read in conjunction with Company's financial statements and notes thereto and, except for operating data included therein, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                      YEARS ENDED SEPTEMBER 30,
                                                                (In thousands, except Per Share Data)
                                                                -------------------------------------
                                                    2001          2000          1999            1998          1997
                                                    ----          ----          ----            ----          ----
Statements of Operations
  Net sales                                       $17,606       $ 16,068       $     --         $    --      $    --
  Gross profit                                      5,308          5,498             --              --           --
  Operating income (loss)                            (608)           770           (628)           (586)        (722)
  Income (loss) from continuing
   operations                                      (1,053)           (34)          (628)           (586)        (722)
  Income (loss) from discontinued
   operations, net of tax                           1,146         (3,970)          (220)           (281)      (1,259)
  Extraordinary item, net of tax                       73             --             --              --           --
  Net income (loss)                               $   165        $(4,004)       $  (848)        $  (867)     $(1,981)

Basic income (loss) per share:
  Continuing operations                           $  (.52)       $  (.02)       $  (.43)        $  (.40)     $  (.51)
  Discontinued operations, net of tax             $   .56        $ (2.06)       $  (.15)        $  (.19)     $  (.90)
  Extraordinary item                              $   .04             --             --              --           --
Diluted income (loss) per share:
  Continuing operations                           $  (.51)       $  (.02)       $  (.43)        $  (.40)     $  (.51)
  Discontinued operations, net of tax             $   .55        $ (2.06)       $  (.15)        $ ( .19)     $  (.90)
  Extraordinary item                              $   .04             --             --              --           --

Weighted average number of shares outstanding:
   Basic                                            2,027          1,928          1,452           1,458        1,406
   Diluted (1)                                      2,077          1,928          1,452           1,458        1,406

Balance Sheet Data:
  Working capital                                 $ 2,310        $ 1,544        $14,348         $14,443      $15,858
  Total assets                                     25,710         31,778         14,348          14,443       15,858
  Total liabilities                                 8,765         14,951             --              --           --
  Stockholders' equity                             16,945         16,827         14,348          14,443       15,858

     (1) The weighted average number of shares of Common Stock outstanding for each period presented has been calculated giving effect to dilutive stock options and warrants.


                   SELECTED QUARTERLY FINANCIAL INFORMATION


                                                                                         QUARTER ENDED
                                                                                 (In thousands, except Per Share)
                                                                                 -------------------------------
                                                              December 31    March 31      June 30     September 30    Fiscal Year
                                                              -----------    --------      -------     ------------    -----------
Fiscal 2001:
     Net Sales                                                $    4,922    $   4,802       $4,702        $3,180         $  17,606
     Gross profit                                                  1,505        1,512        1,366           925             5,308
     (Loss) from continuing operations                               (90)        (186)        (250)         (527)           (1,053)
     Income (loss) from discontinued operations, net of tax          673         (238)         470           241             1,146
     Net income (loss)                                               583         (424)         220          (214)              165

       Basic income (loss) per share:
         Continuing                                           $     (.05)   $    (.09)      $ (.12)       $ (.26)        $    (.52)
         Discontinued                                         $      .33    $    (.11)      $  .22        $  .12         $     .56
         Extraordinary item, net                              $       --    $      --       $   --        $  .04         $     .04

       Diluted income (loss) per share:
         Continuing                                           $     (.04)   $    (.09)      $ (.12)       $ (.26)        $    (.51)
         Discontinued                                         $      .33    $    (.12)      $  .22        $  .12         $     .55
         Extraordinary item, net                              $       --    $      --       $   --        $  .04         $     .04

     Dividends per share                                      $       --    $      --       $   --        $   --         $      --


 Fiscal 2000:
     Net Sales                                                $    1,785    $   4,996       $4,787        $4,500         $  16,068
     Gross profit                                                    509        1,639        1,442         1,908             5,498
     Income (loss) from continuing operations                         50          225         (285)          (24)              (34)
     Loss from discontinued operations, net of tax                  (548)        (643)      (2,486)         (293)           (3,970)
     Net income (loss)                                              (498)        (418)      (2,771)         (317)           (4,004)

       Income (loss) per share:
         Continuing                                           $      .03    $     .11       $ (.15)       $ (.01)        $    (.02)
         Discontinued                                         $     (.28)   $    (.33)      $(1.29)       $ (.16)        $   (2.06)

     Dividends per share                                      $       --    $      --       $   --        $   --         $      --

                 FINANCIAL INFORMATION RELATING TO FOREIGN AND
                     DOMESTIC OPERATIONS AND EXPORT SALES

  Continuing Operations:

     For the year ended September 30, 2001, sales to unaffiliated customers totaled $17,606,000 of which $1,354,000 related to a customer located in Russia. For the year ended September 30, 2000, sales to unaffiliated customers totaled $16,068,000 of which $1,420,000 related to a customer located in Russia. Approximate total gross operating margin was $5,308,000, in 2001 and $5,498,000, in 2000. All identifiable assets for 2001 and 2000 were located in the United States.

               ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company's operations result from acquisitions that were consummated during the first quarter of the fiscal year ended September 30, 2000. The acquisition of Bactolac Pharmaceutical Inc., a contract manufacturer of nutritional supplements, was closed on November 17, 1999, and ASHCO, a contract manufacturer of pharmaceutical products, was acquired as a division of Bactolac, as of December 1, 1999. The acquisitions have been accounted for under the purchase method of accounting, whereby the results of the acquired operations are included in the consolidated financial statements from their dates of acquisition. In order to provide a meaningful comparison, the following table for comparative purposes only, sets forth on a pro forma basis for the periods indicated the amounts and percentages of selected items of revenue and expense, as though the acquisitions of Bactolac and ASHCO had been consummated as of the beginning of the year ended September 30, 1999.

                                                           Year ended September 30,
                                          2001                       2000                       1999
                                 ----------------------     ----------------------    ----------------------
                                                                               (Pro Forma)
                                                            ------------------------------------------------
                                      Amount        %           Amount        %           Amount        %
  Net sales                      $  17,606,000    100.0%    $ 18,762,000    100.0%    $ 19,296,000    100.0%
  Cost of sales                     12,298,000     69.9       12,932,000     68.9       16,110,000     83.5
  Gross profit                       5,308,000     30.1        5,830,000     31.1        3,186,000     16.5

     Net sales for the 2001 period decreased $1,156,000 or 6.2% over the 2000 pro forma period. The decrease was primarily attributable to a net $515,000, increase in the sales of Bactolac, through a number of customers, offset by a $1,671,000 reduction in the sales of ASHCO. The majority of the ASHCO decrease was attributable to a $2,610,000 decline in sales to Bayer Corporation offset by a $939,000 increase in sales to several new and expanded customers. Bayer Corporation has historically represented a significant portion of ASHCO's revenue base, and effective January 1, 2001, ASHCO completed the final production of Bayer contract production. ASHCO is aggressively attempting to expand its customer base to compensate for the loss of the Bayer business. Failure to replace this substantial customer, or the inability to substantially reduce ASHCO's operating expenses, would have an adverse effect on the Company's business and operations. Recently ASHCO has added several customers, such as Walgreens, K-Mart, Dollar General, Winn Dixie, Kroger and Shurfine, and is in talks with a number of large recognized retailers. The impact to net sales from adding these customers is not expected to be felt until the second quarter of the year ending September 30, 2002.

     Gross profit for the 2001 period decreased to $5,308,000, a $522,000 decrease over the 2000 pro forma amount. Gross profit as a percentage of net sales decreased to 30.1% in 2001, as compared to 31.1% in the 2000 pro forma period. Approximately $300,000 of the decrease was due to higher levels of overhead and labor expenses at the Bactolac operation due to the relocation into a new facility at higher costs, while the benefits of higher sales were not achieved until later in the fiscal year. The balance consisted of lower gross profits due to lower sales at ASHCO.

     Total operating expenses increased to $5,916,000 in 2001, from $4,728,000, in 2000. This represents an increase of $1,188,000, or 25.1%. The majority of the increase relates to additional personnel costs, in addition to higher administrative costs being incurred for insurance, professional fees and sales and marketing expenses following the acquisitions.

     Net sales for the 2000 pro forma period decreased $534,000 or 2.8% over the 1999 pro forma period. The decrease was primarily attributable to a net $2,612,000, increase in the sales of Bactolac, through a number of customers, offset by a $3,146,000 reduction in the sales of ASHCO. The majority of the ASHCO decrease was attributable to a decline in sales to Bayer Corporation.

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

     Operating expenses in 1999 totaled $628,000, and correspond to the holding company and public company expenses associated with the continuing operations of the Company.

Discontinued Operations

     As of June 13, 2001, the Company completed the sale of NFLI to an unrelated privately held entity. NFLI develops products that are designed for health-conscious consumers, and sells those products to consumers through its network of independent distributors.

     As a result of the sale of NFLI, the Company's consolidated financial statements and related notes thereto have been restated to present the operations of NFLI as discontinued operations. For further discussion see Notes 2 and 4 of the Notes to Consolidated Financial Statements in Item 8.

Liquidity and Capital Resources

     Since ANI consummated the acquisitions of Bactolac and ASHCO, it has met its working capital and capital expenditure requirements, including funding for debt repayments, mainly through net cash provided under the Company's revolving line of credit provided through its secured lender as well as the net proceeds in 2001 received from the sale of NFLI. Based upon anticipated revenue increases, primarily from new customers of ANIP, combined with cost reductions that have been implemented, management believes that a significant portion of the upcoming working capital needs can be met out of cash generated from operating activities. Management plans to continue to strive to restore profitability and pursue additional financing during the current fiscal year to meet currently anticipated funding requirements.

     At September 30, 2001, the Company had working capital of $2,310,000. Borrowings under the revolving portion of the secured credit facility totaled $2,039,000, with additional borrowings available of $599,000, at that point, based upon accounts receivable and inventory levels.

Operating Activities

     Net cash flows from continuing operating activities generated (consumed) approximately $300,000, $(2,289,000) and $(628,000) in 2001, 2000 and 1999. The
cash used in operations in 1999 consisted of the general and administrative expenses of the continuing entity as an inactive holding company, as the acquisitions of the continuing business segment were not consummated until fiscal 2000. The net cash flow from operating activities in 2001, consisted of approximately $1,782,000 decrease in accounts receivable, relating primarily to reductions in Bactolac's accounts receivable as a result of implementing tighter collection policies and follow-up procedures combined with decreases in the average sales levels at ASHCO offset by approximately $955,000 in cash used to reduce accounts payable and other accrued expenses. These amounts were offset in 2001 by $1,102,000 in losses from continuing operations less $1,207,000 in depreciation and amortization expense.

     The net cash outflow from operating activities in 2000, consisted primarily of approximately $2,138,000 in cash used to reduce accounts payable and accrued expenses during the period following the acquisitions of Bactolac and ASHCO and approximately $1,518,000 increase in accounts receivable, relating primarily to higher level of sales at the Bactolac operation. These amounts were offset in 2000 by the loss generated by continuing operations net of depreciation and amortization expense.

Investing Activities

     Investing activities from continuing activities consumed approximately $(579,000) in 2001. Approximately $807,000 was used for additions to capital equipment net of $228,000 in collections on notes receivable. An additional $3,200,000 was received from the sale of the discontinued NFLI subsidiary, net of $713,000 in expenses incurred on the sale.

     Investing activities from continuing activities consumed approximately $77,000 in 2000. Of this amount, $205,000 was used for equipment additions net of the cash acquired in the acquisitions of Bactolac and ASHCO. As the acquisitions of Bactolac and ASHCO were completed in 2000, there were no investing activities from continuing operations in 1999.

Financing Activities

     Financing activities from continuing activities consumed approximately $(2,128,000) in 2001. This consisted of $3,253,000 in net repayments under the Company's credit facility, plus $1,328,000 in principal payments made on long term debt and the $1,435,000 repaid on the notes payable to related parties, funded in part by the ASHCO mortgage refinancing of $2,415,000. Also during 2001, cash of $1,479,000 was generated by the discontinued entity for the benefit of the Company prior to the sale.

     Financing activities from continuing activities generated approximately $3,062,000 in 2000. This consisted of $2,323,000 in net borrowing under the Company's credit facility, less $200,000 in principal payments made on long term debt. Also during 2000, cash of $739,000 was generated by the discontinued entity for the benefit of the Company. As the acquisitions of Bactolac and ASHCO were completed in 2000, there were no financing activities from continuing operations in 1999.

     The Company's revolving credit facility provides for borrowings up to $12,000,000, based upon outstanding amounts of eligible accounts receivable and allowable inventories. Additionally, there is a term loan facility with the secured lender that requires principal payments of $44,000, monthly over the remaining term of the Agreement. Interest on amounts outstanding under the Agreement is payable monthly based upon the lender's index rate plus two and one-half percent. The credit facility is secured by substantially all of the Company's assets. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratio, as well as limitations on capital expenditures. At September 30, 2001, the Company was not in compliance with several covenants under the Agreement and on December 26, 2001, a waiver was obtained from GECC. Due to the fact that ANI was not in compliance with the terms of the Agreement, and the waiver did not extend beyond one year, the entire amount outstanding under the Agreement has been classified as a current liability on the accompanying consolidated balance sheet as of September 30, 2001. Management of ANI plans to continue discussions with the secured lender concerning an amendment to the credit facility which management believes based on its discussions with such lender can be accomplished between now and the end of the Company's second fiscal quarter of 2002, to achieve mutually acceptable compliance conditions. If the Company is not successful in its efforts to amend the Agreement, it could have an adverse effect on the Company's business, financial condition and operations.

     In connection with the acquisitions of Bactolac and ASHCO, the Company entered into purchase notes totaling $3,000,000, with certain of the selling stockholders and assumed, through Bactolac, a $1,350,053, mortgage obligation of the ASHCO facility. The Bactolac stock purchase note of $2,500,000 is subordinate to the GECC facility, bears interest at 7%, and with the approval of GECC, required a $1,000,000, payment on the first anniversary of the acquisition. The holder of the note agreed to extend the payment of the first installment until the closing of the NFLI sale transaction, at which time the payment was made. In November 2001, the Company entered into a new note for $1,543,438 (which included accrued interest) payable November 17, 2002. The holder has the right to convert up to $1,000,000 principal, plus accrued interest into shares of the Company's common stock at $1.00 per share. The $500,000, ASHCO stock purchase notes were payable December 29, 2000. During 2001 the ASHCO stock purchase notes were settled for less than the face amount of the debt and interest, resulting in a gain of $121,000, before income taxes, which for financial reporting purposes is classified as an extraordinary gain. The loan assumption agreement for the ASHCO mortgage obligation bore interest at prime plus 2%, and was secured by the ASHCO land and building. The ASHCO mortgage was refinanced during fiscal 2001 into a $2,415,000 mortgage, bearing interest at 13% and payable monthly over a twenty-year term.

     Capital expenditures, primarily for manufacturing and laboratory equipment for fiscal 2002 are anticipated to be approximately $200,000 to $400,000. This is exclusive of any amounts that may be acquired under the now-expired York Pharmaceuticals, Inc. agreement, should such agreement be re-negotiated and finalized. It is expected that funding for the capital additions will be provided out of working capital.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) has recently issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

     SFAS No. 141, Business Combinations, requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142, Goodwill and Other Intangible Assets, addresses accounting for the acquisition of intangible assets and accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements, which is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.

     Major provisions of these Statements and their effective dates for the Company are as follows:

 .   All business combinations initiated after June 30, 2001 must use the purchase method of accounting, with the pooling of interest method of accounting prohibited.

 .   Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity.

 .   Goodwill, as well as intangible assets with indefinite lives, acquired after
    June 30, 2001, will not be amortized. In the year of adoption, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

 .   Goodwill, tested by business segment and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     Management has not yet determined whether it will early adopt the above standards, or the possible impact on the financial statements of the foregoing recent accounting pronouncements.

     SFAS No. 143, Accounting for Asset Retirement Obligations, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company for the fiscal year beginning October 1, 2002 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The Company estimates that the new standard will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is effective for the Company for the fiscal year beginning October 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company estimates that the new standard will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.

              ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

     As a result of the completion of the NFLI sale, the Company is no longer exposed to market risks, including changes in currency exchange rates as measured against the U.S. dollar or the value of the U.S. dollar against the foreign currencies. While the Company does sell certain products internationally, terms are settled in U.S. dollars, either through letters of credit, cash in advance, or in limited circumstances with payment of the sale amount following shipment, for credit worthy customers.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Advanced Nutraceuticals, Inc. Consolidated Financial Statement            Page
                                                                          ----
 Report of Independent Certified Public Accountants                       F-2

 Consolidated Balance Sheets as of September 30, 2001 and 2000            F-3

 Consolidated Statements of Operations and Comprehensive Income
  (Loss) for the Years Ended September 30, 2001, 2000 and 1999            F-4

 Consolidated Statements of Stockholders' Equity for the
  Years Ended September 30, 2001, 2000 and 1999                           F-5

 Consolidated Statements of Cash Flows for the Years Ended
  September 30, 2001, 2000 and 1999                                       F-6

 Notes to Consolidated Financial Statements                               F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Advanced Nutraceuticals, Inc. and subsidiaries


     We have audited the consolidated balance sheets of Advanced Nutraceuticals, Inc. and Subsidiaries as of September 30, 2001 and 2000 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Nutraceuticals, Inc. and Subsidiaries as of September 30, 2001 and 2000 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


Grant Thornton LLP



Houston, Texas
December 26, 2001

                         ADVANCED NUTRACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2001 AND 2000

                                                              2001           2000
                                                              ----           ----

                        ASSETS
                        ------
 Current Assets:
   Cash and cash equivalents                              $   781,847    $   696,741
   Trade accounts receivable, net (Note 8)                  2,978,698      4,525,376
   Inventories (Notes 3 and 8)                              1,734,395      1,807,303
   Net assets of discontinued operation (Note 2)                   --      5,343,367
   Deferred tax asset (Note 5)                                181,232        520,000
   Notes receivable (Note 4)                                1,150,000             --
   Prepaid expenses and other assets                           97,228        150,425
                                                          -----------    -----------
     Total Current Assets                                   6,923,400     13,043,212

Property and equipment, net (Notes 6, 8 and 9)              9,728,865      9,456,712
Goodwill, net (Note 7)                                      8,727,553      9,228,829
Note receivable, less current portion (Note 4)                 10,201             --
Other assets                                                  319,669         49,582
                                                          -----------    -----------
                                                          $25,709,688    $31,778,335
                                                          ===========    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------


Current Liabilities:
  Accounts payable                                        $ 1,892,884    $ 2,812,170
  Deferred income                                                  --        111,111
  Accrued expenses and other liabilities                      574,056        498,633
  Credit facility (Note 8)                                  2,039,454      5,227,078
  Current portion of long-term debt (Note 9)                  106,708      2,850,053
                                                          -----------    -----------
     Total Current Liabilities                              4,613,102     11,499,045

Deferred tax liability (Note 5)                               181,232      1,952,000
Long-term debt (Note 9)                                     3,970,596      1,500,000
                                                          -----------    -----------
     Total Liabilities                                      8,764,930     14,951,045
                                                          -----------    -----------

Commitments and contingencies (Note 11)                            --             --

Stockholders' Equity (Notes 12 and 13):
  Preferred stock, $.001 par value; 1,000,000
    shares authorized; none issued                                 --             --
  Common stock; $.01 par value; 20,000,000
    shares authorized; 2,026,975 and 2,004,967 issued          20,270         20,050
  Additional paid-in capital                               18,026,446     17,996,401
  Retained earnings (deficit)                              (1,101,958)    (1,266,831)
  Accumulated other comprehensive income (loss)                    --         77,670
                                                          -----------    -----------

     Total Stockholders' Equity                            16,944,758     16,827,290
                                                          -----------    -----------
                                                          $25,709,688    $31,778,335
                                                          ===========    ===========

          See accompanying notes to consolidated financial statements.

                         ADVANCED NUTRACEUTICALS, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                              2001           2000         1999
                                                                              ----           ----         ----
Net sales (Note 10)                                                        $17,606,367    $16,067,889   $       --

Cost of sales                                                               12,298,116     10,570,347           --
                                                                           -----------    -----------   ----------

Gross profit                                                                 5,308,251      5,497,542           --

General and administrative expenses                                          5,915,818      4,727,803      628,447
                                                                           -----------    -----------   ----------

Operating income (loss)                                                       (607,567)       769,739     (628,447)
                                                                           -----------    -----------   ----------

Other income (expense):
  Interest expense, net                                                       (843,329)      (546,373)          --
  Other, net                                                                    63,723          2,645           --
                                                                           -----------    -----------   ----------
                                                                              (779,606)      (543,728)          --
                                                                           -----------    -----------   ----------
Income (loss) from continuing operations
 before income tax expense and extraordinary item                           (1,387,173)       226,011     (628,447)

Income tax expense (benefit) (Note 5)                                         (333,791)       260,000           --
                                                                           -----------    -----------   ----------

Loss from continuing operations, before extraordinary item                  (1,053,382)      ( 33,989)    (628,447)

Income (Loss) from discontinued operations,
 net of tax (Note 2)                                                         1,145,540     (3,970,342)    (219,905)
                                                                           -----------    -----------   ----------
Net income (loss), before extraordinary item                                    92,158     (4,004,331)    (848,352)

Extraordinary item,
 net of income taxes (Note 9)                                                   72,715             --           --
                                                                           -----------    -----------   ----------

Net income (loss)                                                          $   164,873    $(4,004,331)  $ (848,352)
                                                                           -----------    -----------   ----------

Other comprehensive income (loss):
  Unrealized gain (loss) on investments, net of tax                                 --         45,500      ( 7,136)
  Foreign currency translation adjustment                                      (77,670)       157,919      ( 2,281)
                                                                           -----------    -----------   ----------
                                                                               (77,670)       203,419      ( 9,417)
                                                                           -----------    -----------   ----------
Total comprehensive income (loss)                                          $    87,203    $(3,800,912)  $ (857,769)
                                                                           ===========    ===========   ==========

Basic income (loss) per common share:
  Loss from continuing operations, before
    extraordinary item                                                     $      (.52)   $      (.02)  $     (.43)
  Income (Loss) from discontinued operations                                       .56          (2.06)        (.15)
  Extraordinary item                                                               .04             --           --
                                                                           -----------    -----------   ----------
  Net income (loss)                                                        $       .08    $     (2.08)  $     (.58)
                                                                           ===========    ===========   ==========
Diluted income (loss) per common share:
  Loss from continuing operations, before
    extraordinary item                                                     $      (.51)   $      (.02)  $     (.43)
  Income (Loss) from discontinued operations                                       .55          (2.06)        (.15)
  Extraordinary item                                                               .04             --           --
                                                                           -----------    -----------   ----------
  Net income (loss)                                                        $       .08    $     (2.08)  $     (.58)
                                                                           ===========    ===========   ==========
Weighted average common shares outstanding (Note 12):
  Basic                                                                      2,026,975      1,928,438    1,452,149
  Diluted                                                                    2,077,162      1,928,438    1,452,149
                                                                           ===========    ===========   ==========

         See accompanying notes to consolidated financial statements.

                         ADVANCED NUTRACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                   Preferred Stock            Common Stock         Additional     Retained
                                  -----------------            ----------            Paid-In       Earnings
                               Shares       Amount       Shares        Amount       Capital      (Deficit)
                             -----------  -----------  -----------  ------------  ------------  ------------
Balance at
 September 30, 1998                   --   $       --   1,471,899   $    14,720   $11,118,199   $ 3,958,757


Net loss                              --           --          --            --            --      (848,352)
Foreign currency
 translation adjustment               --           --          --            --            --            --
Issuance of common
 stock options and warrants           --           --          --            --       763,112            --
Unrealized loss on
 investments, net of tax              --           --          --            --            --            --
                             -----------  -----------  ----------   -----------   -----------   -----------

Balance at
 September 30, 1999                   --           --   1,471,899        14,720    11,881,311     3,110,405

Net loss                              --           --          --            --            --    (4,004,331)
Foreign currency
 translation adjustment               --           --          --            --            --            --
Unrealized gain on
 investment, net of tax               --           --          --            --            --            --
Issue preferred stock            221,127    6,280,000          --            --            --            --
Convert preferred stock         (221,127)  (6,280,000)    552,818         5,528     6,274,472            --
Cancel treasury
 stock (Note 12)                      --           --     (19,750)         (198)     (159,382)     (372,905)
                             -----------  -----------  ----------   -----------   -----------   -----------

Balance at
 September 30, 2000                   --           --   2,004,967        20,050    17,996,401    (1,266,831)

Net income                            --           --          --            --            --       164,873
Foreign currency
 Translation adjustment               --           --          --            --            --            --
Issuance of common stock
 for earn out award                   --           --      22,008           220        30,045            --
                             -----------  -----------  ----------   -----------   -----------   -----------
Balance at
 September 30, 2001                   --  $        --   2,026,975   $    20,270   $18,026,446   $(1,101,958)
                             ===========  ===========  ==========   ===========   ===========   ===========

                                  Accumulated Other
                             Comprehensive Income (Loss)
                             ---------------------------
                                            Cumulative
                               Unrealized    Foreign
                                  Loss       Currency        Treasury Stock          Total
                                   on       Translation      --------------       Stockholders'
                               Investment   Adjustment     Shares      Amount        Equity
                               -----------  -----------    ------      ------        ------
 Balance at
 September 30, 1998             $ (38,364)   $ (77,968)    (19,750)    $(532,485) $14,442,859


Net loss                               --           --          --            --     (848,352)
Foreign currency
 translation adjustment                --       (2,281)         --            --       (2,281)
Issuance of common
 stock options and warrants            --           --          --            --      763,112
Unrealized loss on
 investments, net of tax           (7,136)          --          --            --       (7,136)
                               ----------   ----------   ---------   -----------  -----------

Balance at
 September 30, 1999               (45,500)     (80,249)    (19,750)     (532,485)  14,348,202

Net loss                               --           --          --            --   (4,004,331)
Foreign currency
 translation adjustment                --      157,919          --            --      157,919
Unrealized gain on
 investment, net of tax            45,500           --          --            --       45,500
Issue preferred stock                  --           --          --            --    6,280,000
Convert preferred stock                --           --           --          --            --
Cancel treasury
 stock (Note 12)                       --           --      19,750       532,485           --
                               ----------   ----------   ---------   -----------  -----------

Balance at
 September 30, 2000                    --       77,670          --            --   16,827,290

Net income                             --           --          --            --      164,873
Foreign currency
 Translation adjustment                --      (77,670)         --            --      (77,670)
Issuance of common stock
 for earn out award                    --           --          --            --       30,265
                               ----------   ----------   ---------   -----------  -----------
Balance at
 September 30, 2001             $      --    $      --          --    $       --  $16,944,758
                               ==========   ==========   =========   ===========  ===========

          See accompanying notes to consolidated financial statements.

                         ADVANCED NUTRACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999

                                                            2001          2000          1999
                                                            ----          ----          ----
Cash flows from operating activities:
 Net (loss) from continuing operations                  $(1,053,382)  $  ( 33,989)  $  (628,447)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Extraordinary item, net of taxes                         72,715            --            --
    Depreciation and amortization                         1,206,805       998,135            --
    Bad Debt Allowance                                     (235,000)      200,000            --
    Deferred tax expense (benefit)                         (374,184)      (39,259)           --
     Changes in assets and liabilities:
      Receivables                                         1,781,678    (1,517,971)           --
      Inventories                                            72,908       333,187            --
      Prepaid and other assets                             (216,889)      (90,842)           --
      Accounts payable                                     (919,286)     (742,055)           --
      Deferred income                                      (111,111)      (55,556)           --
      Accrued expenses and other liabilities                 75,423    (1,340,154)           --
                                                        -----------   -----------   -----------
   Net cash flows from continuing operations                299,677    (2,288,504)     (628,447)
   Net cash flows from discontinued operations            2,879,222       771,046    (1,201,678)
                                                        -----------   -----------   -----------

Net cash flows from operating activities                  3,178,899    (1,517,458)   (1,830,125)
                                                        -----------   -----------   -----------

Cash flows from investing activities:
 Collection on notes receivable                             228,111            --            --
 Acquisition of property and equipment                     (807,083)     (205,336)           --
 Acquired cash from acquisitions                                 --       128,472            --
                                                        -----------   -----------   -----------

   Net cash flows from continuing operations               (578,972)      (76,864)           --
   Sale of discounted subsidiary, net of expenses         2,486,529            --            --
   Net cash flows from discontinued operations           (2,650,235)   (2,265,086)    2,249,786
                                                        -----------   -----------   -----------

Net cash flows from investing activities                   (742,678)   (2,341,950)    2,249,786
                                                        -----------   -----------   -----------

Cash flows from financing activities:
 Net borrowings (payments) on credit facility            (3,252,625)    2,323,197            --
 Borrowings on long term debt                             2,415,000            --            --
 Payments of long term debt - Related Parties            (1,435,000)           --            --
 Payments of long term debt                              (1,328,082)           --            --
 Cash contribution from discontinued operations           1,478,579       738,912            --
                                                        -----------   -----------   -----------
   Net cash flows from continuing operations             (2,122,128)    3,062,109            --
   Net cash flows from discontinued operations             (228,987)    1,494,040      (419,661)
                                                        -----------   -----------   -----------

Net cash flows from financing activities                 (2,351,115)    4,556,149      (419,661)
                                                        -----------   -----------   -----------

Net decrease in cash and cash equivalents                    85,106       696,741            --

Cash and cash equivalents, beginning of year                696,741            --            --
                                                        -----------   -----------   -----------

Cash and cash equivalents, end of year                  $   781,847   $   696,741   $        --
                                                        ===========   ===========   ===========


          See accompanying notes to consolidated financial statements.

                         ADVANCED NUTRACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Advanced Nutraceuticals, Inc. ("ANI" or the "Company"), a Texas corporation, was formed during 2000 to become the parent company of Nutrition For Life International, Inc. ("NFLI"), in a reorganization that was completed as of March 15, 2000. Under the terms of the reorganization, each outstanding share of common stock of NFLI issued and outstanding immediately prior to the merger was converted into one share of ANI's common stock. Also, each outstanding option, and each outstanding warrant, to purchase shares of NFLI's common stock was converted into an option or a warrant, as the case may be, to purchase, on the same terms and conditions, an identical number of shares of ANI's common stock. On June 13, 2001, ANI completed the sale of its network marketing subsidiary, NFLI, to Everest Group Holding, Inc., a privately-held entity. ANI now operates as a contract and private label manufacturer of nutritional and pharmaceutical products.

Principles Of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash And Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in short-term, interest bearing deposits with maturities of three months or less at the time of purchase.

Concentration of Credit Risk

  At September 30, 2001 and 2000, the Company's cash in financial institutions exceeded the federally insured deposit limit by approximately $530,000 and $890,000, of which $400,000, as of September 30, 2000, was included with net assets of discontinued operations.

Fair Market Value Of Financial Instruments

  The Company's financial instruments include accounts and notes receivable, accounts payable, and long-term debt. The fair market value of accounts receivable and accounts payable approximate their carrying values because their maturities are generally less than one year. Long-term notes receivable and debt obligations are estimated to approximate their carrying values based upon their stated interest rates.

Marketable Securities

  Unrealized holding gains and losses on available for sale securities are reflected as a separate component of accumulated other comprehensive income
(loss) until realized, and are encompassed in the discontinued assets of the business disposed of. For the purposes of computing realized and unrealized gains and losses, cost is identified on a specific identification basis.

Revenue Recognition

  Revenues from the sale of products are recognized upon shipment to the customer. Management provides an estimated allowance for uncollectable accounts receivable based upon an assessment of amounts outstanding and evaluation of specific customer account balances.

  The allowance for doubtful accounts at September 30, 2001 and 2000 totaled $215,000 and $400,000, with the reduction attributable to charge-off in 2001. The September 30, 2000 balance resulted from a $200,000 bad debt provision for the year and a $200,000 allowance recorded in connection with the Bactolac acquisition. No allowance was recorded at September 30, 1999.

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Inventories

  Inventories are valued primarily at the lower of cost (first-in, first-out basis) or market.

Long-lived Assets

  The Company reviews the carrying value of its long-lived assets, including property and equipment and goodwill, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recovered. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. The measurement of the impairment losses to be recognized is based on the difference between the fair value and the carrying amounts of the assets. In order to determine if an asset has been impaired, assets are tested by operating segment and geographic location. During the year ended September 30, 2000, the Company recorded an impairment of certain of its long-lived assets held by NFLI, whose operations are now shown as discontinued due to the sale, as disclosed in Note 2. No such losses were recognized for the years ended September 30, 2001 or 1999.

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

Stock Options and Warrants

  The Company accounts for stock options issued to employees in accordance with APB No.25. During the years ended September 30, 2001, 2000, and 1999, all options issued to officers and employees were granted at an exercise price which equaled or exceeded the market price per share at the date of grant and accordingly, based upon an intrinsic valuation, no compensation expense was recorded relative to those grants.

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

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Loss) Per Common Share

     Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings. Weighted average Common Shares outstanding for the year ended September 30, 2001, 2000 and 1999 were 2,026,975 (2,077,162 - Diluted), 1,928,438 and
1,452,149.

     Diluted earnings per share for the years ended September 30, 2000, and 1999 did not consider the effect of the warrants and options because they were anti-dilutive.

Management's Estimates And Assumptions

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) has recently issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

     SFAS No. 141, Business Combinations, requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142, Goodwill and Other Intangible Assets, addresses accounting for the acquisition of intangible assets and accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements, which is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.

     Major provisions of these Statements and their effective dates for the Company are as follows:

 .   All business combinations initiated after June 30, 2001 must use the purchase method of accounting, with the pooling of interest method of accounting prohibited.

 .   Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity.

 .   Goodwill, as well as intangible assets with indefinite lives, acquired after
    June 30, 2001, will not be amortized. In the year of adoption, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

 .   Goodwill, tested by business segment and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     Management has not yet determined whether it will early adopt the above standards, or the possible impact on the financial statements of the foregoing recent accounting pronouncements.

     SFAS No. 143, Accounting for Asset Retirement Obligations, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company for

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the fiscal year beginning October 1, 2002 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The Company estimates that the new standard will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.

  SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is effective for the Company for the fiscal year beginning October 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company estimates that the new standard will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.

NOTE 2 -- SALE OF NUTRITION FOR LIFE INTERNATIONAL, INC. - DISCONTINUED
OPERATIONS

  On June 13, 2001, ANI completed the sale of its network marketing subsidiary, Nutrition For Life International, Inc. ("NFLI"), to Everest International, LLC, a privately-held entity. At closing the Company received $3.2 million in cash and a $5 million note payable ("Note") by NFLI based on a ten-year amortization with quarterly payments for three years and a final balloon payment in June 2004. NFLI entered into a product supply agreement with the Company's subsidiary, Bactolac Pharmaceutical, Inc. and Bactolac received a $650,000 note from NFLI due in June 2002. The purchase price may also be increased up to an additional $750,000, depending upon future operating results of NFLI's established Japanese subsidiary. As part of the terms of the transaction, Everest paid off the balance outstanding of the Company's revolving and term debt obligations related to NFLI. The majority of the cash received at closing was used by the Company to reduce debt, with a portion providing working capital. For financial reporting purposes, management of ANI is unable to determine that it is probable that the future cash flows from NFLI's operations will be sufficient to fund the entire balloon payment required under the terms of the Note. Accordingly, an allowance of approximately $4,262,000 was provided against the face amount of the Note. ANI will account for collections on the Note under the cost recovery method, whereby any future collections are recorded as a reduction of the balance recorded for the Note (after the allowance). Additional collections above that amount are recorded as income as collected. NFLI develops products that are designed for health-conscious consumers, and sells those products to consumers through its network of independent distributors. As a result of the sale of NFLI, the Company's consolidated financial statements and related notes thereto have been restated to present the operations of NFLI as discontinued operations.

  Certain information with respect to the discontinued operations of NFLI for the years ended September 30, 2000 and 1999, and for the period through the sale are as follows:

                         ADVANCED NUTRACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     2001 (*)         2000           1999
-------------------------------------------------------------------------------------------------------------
Net sales                                                          $30,341,242    $55,440,424    $66,569,875
-------------------------------------------------------------------------------------------------------------
Cost of sales                                                       19,891,489     38,637,997     44,742,050
-------------------------------------------------------------------------------------------------------------
Gross profit                                                        10,449,753     16,802,427     21,827,825
-------------------------------------------------------------------------------------------------------------
Operating expenses                                                  10,236,064     21,170,883     21,701,467
-------------------------------------------------------------------------------------------------------------
Other income (expense)                                                 (44,436)      (498,337)       210,737
-------------------------------------------------------------------------------------------------------------
Income (Loss) before income taxes                                      169,253     (4,866,793)       337,095
-------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)                                          (976,287)      (896,451)       557,000
-------------------------------------------------------------------------------------------------------------
Income (Loss) from discontinued operations                         $ 1,145,540    $(3,970,342)   $  (219,905)
-------------------------------------------------------------------------------------------------------------
(*) Period up to sale

  Net assets of NFLI as of September 30, 2000 were as follows:

-------------------------------------------------------------------------------------------------------------
Current assets, primarily inventories                                                            $ 7,482,126
-------------------------------------------------------------------------------------------------------------
Noncurrent assets, primarily equipment and software                                                5,443,561
-------------------------------------------------------------------------------------------------------------
 Total assets                                                                                     12,925,687
-------------------------------------------------------------------------------------------------------------
Current liabilities, primarily accounts payable and accruals                                       6,429,196
-------------------------------------------------------------------------------------------------------------
Noncurrent liabilities                                                                             1,153,124
-------------------------------------------------------------------------------------------------------------
 Total liabilities                                                                                 7,582,320
-------------------------------------------------------------------------------------------------------------
Net assets of NFLI                                                                                 5,343,367
-------------------------------------------------------------------------------------------------------------


  During the third quarter of the year ended September 30, 2000, expense adjustments totaling approximately $1,673,000 were recorded, of which approximately $1,150,000 was recorded to cost of sales for non-recurring writedowns of certain outdated literature and sales aids inventory and certain inventory located outside the continental United States. The remainder was a writedown in the carrying value of NFLI's audio production rights. Aggregate year end adjustments recorded in the fourth quarter of fiscal year ended September 30, 1999, included an inventory write down of $350,000, a write down of assets of Nutrition For Life International Philippines, Inc. of $350,000, and a bad debt write-off of $250,000. As a result of the discontinued operations presentation, these amounts are included in the loss from discontinued operations. During 2001, NFLI received state and federal tax refunds of approximately $825,000, arising from amending previous years' tax returns.
These refunds were recorded as tax benefits when received, and combined with the previously unrecognized tax benefits of losses of foreign subsidiaries, caused the 2001 tax benefit.

                         ADVANCED NUTRACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- INVENTORIES

  Inventories, at September 30, consisted of the following:

                                                        2001        2000
                                                    ----------------------
       Finished goods                               $  314,187  $  950,138
       Work in process                                  70,436     191,170
       Raw materials                                 1,349,772     665,995
                                                    ----------  ----------

       Total inventories                            $1,734,395  $1,807,303
                                                    ==========  ==========

NOTE 4 - NOTES RECEIVABLE

At closing of the NFLI sale, the Company received a $5 million note payable by NFLI based on a ten-year amortization with quarterly payments for three years and a final balloon payment in June 2004. NFLI also entered into a $650,000 note payable due in June 2002 to Bactolac, representing the formalization of a previous intercompany balance. For financial reporting purposes, management of ANI was unable to determine that it is probable that the future cash flows from NFLI's operations will be sufficient to fund the entire balloon payment required under the terms of the Note. Accordingly, an allowance of approximately $4,261,000 was provided against the face amount of the $5 million Note, computed such that no gain or loss was recorded on the disposition of NFLI. ANI will account for collections on the $5 million Note under the cost recovery method, whereby future collections are recorded as a reduction of the balance recorded for the Note (after the allowance). Additional collections above that amount will be recorded as income as collected.

Following is a summary of the activity in the notes receivable for the year ended September 30, 2001:


                   Note issued in NFLI sale   $ 5,000,000

                   Allowance established at
                      inception of Note        (4,261,688)

                   Collections received on
                       $5 million Note          ( 228,111)

                   Note issued to Bactolac        650,000
                                              -----------

                         Total                  1,160,201
                   Less current portion        (1,150,000)
                                              -----------

                   Note receivable, less
                       current portion        $    10,201
                                              ===========

NOTE 5 -- INCOME TAXES

  Deferred income taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates, which are estimated to be in effect when these differences reverse.

  The (benefit) provision for income taxes on continuing operations for the years ended September 30, 2001, 2000 and 1999 consisted of the following:

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          2001        2000    1999
                                        ---------   --------  -----
    Federal tax (benefit) - current $ -- $ -- $ -- Federal tax (benefit) - deferred (251,000) 205,000 --
    State tax (benefit) expense           (83,000)    55,000     --
                                        ---------   --------  -----
                                        $(334,000)  $260,000  $  --
                                        =========   ========  =====

     The following reconciles federal income taxes (benefit) expense computed at the statutory rate with income taxes as reported for the years ended September 30:

                                                       2001       2000    1999
                                                    ---------   --------  -----

    Expected income tax (benefit) expense at 34%    $(472,000)  $ 77,000  $  --
    State taxes, net of federal benefit               (83,000)    55,000     --
    Non deductible goodwill                           213,000    125,000     --
    Other items, net                                    8,000      3,000     --
                                                    ---------   --------  -----
    Income tax expense (benefit)                    $(334,000)  $260,000  $  --
                                                    =========   ========  =====

Deferred tax assets and liabilities consisted of the following net tax effects of operating losses and temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes at September 30, 2001 and 2000:

                                                         2001         2000
                                                         ----         ----
       Assets
       ------
      Loss carryforwards                             $ 3,255,000   $  205,000
      Receivables allowance for doubtful accounts         86,000      160,000
      Inventory valuation write-offs                      74,000      155,000
      Note receivable allowance                        1,445,000           --
      Other                                               20,890           --
                                                     -----------   ----------
      Deferred tax assets                              4,880,890      520,000
      Less valuation allowance                        (2,130,430)          --
                                                     -----------   ----------
                                                     $ 2,750,460   $  520,000
                                                     ===========   ==========
      Liability
      ---------
      Fixed Assets                                   $ 2,750,460   $1,952,000
                                                     ===========   ==========

At September 30, 2001, the Company has a net operating loss carryforward of approximately $7 million, which expires through 2020. Additionally, the Company has obtained net operating losses of approximately $2 million, which expire primarily in 2011 and are subject to annual usage limitations. The Company also has capital loss carryforwards of approximately $.9 million, expiring through 2005, which may only be used to offset capital gains during the carryforward period. As the Company is unable to determine that it is more likely than not that the future taxable income of the Company will be sufficient to utilize the loss carryforwards, a valuation allowance has been established against the net asset.

                         ADVANCED NUTRACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -- PROPERTY AND EQUIPMENT

     Property and equipment and their estimated useful lives are summarized as follows:

                                              September 30,
                                              -------------
                                  Lives     2001        2000
                                  -----     ----        ----

     Land                                $1,763,567  $1,763,567
     Building and improvements       15   2,671,906   2,606,509
     Equipment                        7   6,230,323   5,572,944
     Leasehold improvements           5     257,372       8,238
     Furniture and fixtures        5-10      17,702      34,717
                                         ----------  ----------
                                         10,940,870   9,985,975

     Less: Accumulated depreciation
       and amortization                  (1,212,005)   (529,263)
                                         ----------  ----------
                                         $9,728,865  $9,456,712
                                         ==========  ==========

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


  The following pro forma information presents a summary of consolidated results of operations of the Company as if the acquisitions discussed above had occurred at the beginning of the years ended September 30, 2000 and 1999, and include certain pro forma adjustments for amortization of the goodwill, additional depreciation expense as a result

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the step-up in the basis of fixed assets and increased interest expense on the acquisition debt. The pro forma financial information is not necessarily indicative of the results of operations which actually would have resulted had the acquisitions been effected on the assumed dates or of future results of the combined entities.

                                            Year Ended September 30,
                                                2000         1999
       (in 000's, except per share data)    ----------   -------------
          Net sales                           $18,762       $19,296
          Net loss                             (4,378)       (1,119)
          Net loss per share                  $  (.52)      $  (.56)

NOTE 8 - CREDIT FACILITY

     To provide financing for the acquisitions during the current year, and to provide working capital for the entire Company, ANI entered into a three-year Loan and Security Agreement (the "Agreement") with General Electric Capital Corporation ("GECC") as of November 17 1999, which has subsequently been amended. The Agreement provides for a $12,000,000 revolving credit line based upon eligible trade accounts receivable and allowable inventories as defined under the terms of the Agreement. Additionally, the agreement contains a term loan facility, with principal payable $43,885, monthly over the remaining term of the Agreement, at which point the remaining balance will be due. Interest on amounts outstanding under the Agreement is payable monthly based upon GECC's index rate plus two and one-half percent. The loan facility is secured by substantially all of the assets of ANI and its subsidiaries. As of September 30, 2001, there was $848,798 outstanding under the revolving credit line and $1,190,656 outstanding under the term loan facility. The Agreement contains a number of covenants, which include among other items, maintenance of specified minimum net worth and fixed charge ratio, as well as limitations on capital expenditures. At September 30, 2001, the Company was not in compliance with the covenants regarding minimum net worth and fixed charge ratio under the Agreement and a waiver has been obtained from GECC. Due to the fact that ANI was not in compliance with the terms of the Agreement, and GECC's waiver did not extend beyond one year, the entire amount outstanding under the Agreement has been classified as a current liability on the accompanying consolidated balance sheet as of September 30, 2001. The Company is attempting to amend its credit agreement and believes based on its discussion with such lenders that it will be successful in such efforts.

     The Agreement was amended as of November 30, 1999, to provide for the acquisition of ASHCO, and again as of March 9, 2000, to provide for the reorganization of NFLI into the new holding company, ANI. The Agreement was further amended as of December 12, 2001, to remove NFLI from the Agreement following the completion of the sale of NFLI and the amendment also included adding ANI Pharmaceuticals, Inc., ("ANIP") to the Agreement, following the incorporation of ANIP by the Company to serve as the entity which will operate the pharmaceutical manufacturing operations in Gulfport, MS in the future. The Company is currently in further discussions with the lender to further amend the Agreement to achieve mutually acceptable compliance conditions. If the Company is not successful in its efforts to amend the Agreement, it could impact the Company's ability to secure working capital on a timely basis, which could have adverse effects on the Company's ability to business, financial condition and operations.

NOTE 9 - LONG-TERM DEBT

     As a result of the acquisitions of Bactolac and ASHCO, during the first quarter of the fiscal year ended September 30, 2000, the Company entered into purchase notes with certain of the selling stockholders and assumed, through Bactolac, a $1,456,360, mortgage obligation of the ASHCO facility. During the year ended September 30, 2001, the mortgage obligation of the ASHCO facility was refinanced into a long-term mortgage. Following is a summary of such obligations:

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     2001      2000
                                                     ----      ----

   Note arising from purchase of Bactolac (a)    $1,500,000  $2,500,000

   Notes arising from purchase of ASHCO (b)              --     500,000

   Mortgage obligation on ASHCO facility (c)      2,404,112   1,350,053

   Other installment obligations                    173,192          --
                                                 ----------  ----------

      Total                                       4,077,304   4,350,053

   Less current portion                             106,708   2,850,053
                                                 ----------  ----------

      Long-term portion                          $3,970,596  $1,500,000
                                                 ==========  ==========

(a) The Bactolac stock purchase note is subordinate to the GECC facility and bears interest at 7%, and with the approval of GECC, is payable $1,000,000, on the first anniversary of the acquisition, $1,000,000,on the second anniversary, and $500,000 on the third anniversary. The holder of the note agreed to extend the payment of the first installment until the closing of the NFLI sale transaction, at which point the $1,000,000 principal and accrued interest was paid. During November 2001, a further agreement was entered into with the holder of the note to extend the second $1,000,000 principal and interest payment otherwise due on November 17, 2001, for one year. As part of the agreement, the Company agreed to a conversion option on the deferred principal and interest to allow the holder to convert such amounts into shares of the Company's common stock at the rate of $1.00 per share, during the extension period. In connection with the conversion option, during the first quarter of the year ending September 30, 2002, the Company will determine the effects of the estimated value of the conversion feature.

(b) The ASHCO stock purchase notes were subordinate to the GECC facility and bore interest at 7%, and subject to the approval of GECC, were payable December 29, 2000. During July 2001, the Company negotiated an amendment to the purchase agreement that, among other items, included a settlement of the purchase notes. The balance then outstanding including interest, totaled $556,191, which was settled in full with a payment of $435,000, resulting in a gain of $121,191. For financial reporting purposes the gain is recorded as an extraordinary item in the accompanying statement of operations for the year ended September 30, 2001. The income tax effect of the extraordinary item amounted to $48,476.

(c) The assumption agreement was originally due May 15, 2000, and the holder had agreed to amendments that subsequently extended the due date of the mortgage. As of April 30, 2001, the ASHCO mortgage was refinanced with a $2,415,000 mortgage with a different lender under an agreement that bears interest at 13% and is payable monthly over a twenty year term. The mortgage is secured by the ASHCO land and building.

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled future maturities of long-term debt as of September 30, 2001 are as follows:

  Year Ending September 30,
  -------------------------
           2002                          $  107,000
           2003                           1,568,000
           2004                              67,000
           2005                              62,000
           2006                              58,000
        Thereafter                        2,215,000
                                         ----------
                                         $4,077,000
                                         ==========

NOTE 10 - INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

Segments

  The Company's business segments are divided into distinct manufacturing areas in two geographic locations. Bactolac Pharmaceutical Inc., is a private label contract manufacturer of vitamins and supplements located in Hauppauge, New York. ASHCO, a division of Bactolac, is a contract and private label manufacturer of over-the-counter liquid and powder pharmaceutical products, primarily liquid stomach remedies, located in Gulfport, Mississippi. In August 2001, the Company organized ANI Pharmaceuticals, Inc. ("ANIP"), as a wholly owned subsidiary of the Company. The Company expects that the operations that have previously been conducted by the ASHCO division will be conducted by ANIP. For ease of reference, ANIP will include both ANI Pharmaceuticals, Inc. and the ASHCO division unless indicated otherwise. The Company determines its segment results consistent with its management reporting and consolidated accounting policies. Selected financial information from the Company's business segments is as follows (ooo's):

                                                Vitamins and  Pharmaceutical  Corporate\
                                                Supplements      Products      Overhead      Totals
                                                -----------      --------      --------      ------
 Year ended September 30,
  2001:
Net sales                                         $10,764         $ 6,842      $     --      $17,606
Gross profit                                        3,420           1,888            --        5,308
General and administrative
   expenses                                         1,778           2,968         1,170        5,916
Operating income (loss) from
   continuing operations                            1,642          (1,080)       (1,170)        (608)
Interest expense                                       70             598           175          843
Net income (loss) from
   continuing operations                            1,590          (1,585)       (1,392)      (1,387)
Extraordinary item                                     --              --            73           73
Capital expenditures                                  853              72             6          931
Depreciation and amortization                         492             605           110        1,207
Identifiable assets                                11,133          11,945         5,201       28,279

  Period ended September 30,
   2000:
Net sales                                         $ 9,088         $ 6,980      $     --      $16,068
Gross profit                                        3,484           2,014            --        5,498

General and administrative
   expenses                                         1,202           2,568           958        4,728
Operating income (loss) from
   continuing operations                            2,282            (554)         (958)         770
Net income (loss) from
   continuing operations                            2,100          (1,006)       (1,128)         (34)
Interest expense                                       89             457            --          546
Capital expenditures                                   32             173            --          205
Depreciation and amortization                         375             530            93          998
Identifiable assets                                11,726          12,876         7,176       31,778

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Customers

  Other than as detailed under export sales, the Company's revenues are generated from customers located in the United States. The following represents customers comprising more than 10% of the Company's net sales from continuing operations:

             Customer                            2001          2000
             --------                            ----          ----

                A                                14.6%          9.9%
                B                                13.4%         22.7%

Foreign Sales

  Export sales were approximately $1,610,000 and $1,890,000 for the years ended September 30, 2001 and 2000. The Company has no foreign assets.


NOTE 11 -- COMMITMENTS AND CONTINGENCIES

401(k) Plan

  In July 1998 the Company established the Advanced Nutraceuticals, Inc. 401(k) Plan and Trust (formerly - Nutrition for Life 401(k) Plan and Trust) (the "Plan") which covers all of the Company's full-time employees who are United States citizens, at least 21 years of age and have completed one quarter of service with the Company. Pursuant to the plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for discretionary contributions by the Company. As of September 30, 2001, the Company has made no such discretionary contributions.

Operating Leases

The Company has noncancelable operating leases, primarily for office, warehouse space and equipment. Rental expense under operating leases for the years ended September 30, 2001, 2000 and 1999 amounted to approximately $400,000, $200,000, and $-0-. The lease for the Bactolac facility is with Shilpa-Saketh Realty, Inc., an entity owned by a member of the Company's Board of Directors. The lease requires monthly payments of approximately $26,000 through 2005, and also contains renewal and purchase options on the property.

Future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year are as follows:

  Year Ending September 30,
  ------------------------
            2002                               $  313,000
            2003                                  318,000
            2004                                  323,000
            2005                                  237,000
            2006                                  237,000
                                               ----------
                                               $1,428,000
                                               ==========

Employment Agreements

The Company has employment agreements with certain of its management personnel. The agreements contain customary provisions regarding employment terms, confidentiality and non-solicitation provisions. Two of the agreements provide for commitments extending beyond one year, requiring monthly payments of approximately $33,000 through November 2002 and thereafter decreasing to $21,000 to November 2003.

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 12 -- PREFERRED AND COMMON STOCK

     In connection with the acquisitions that were consummated during the first quarter of the fiscal year ended September 30, 2000, the Board of Directors established a Series A Preferred Stock. The Series A Preferred Stock is $.001 par value with 500,000 shares authorized. Following stockholders approval for the conversion of the Series A Preferred Stock shares into shares of common stock, 552,818 shares of common stock were issued and no Series A preferred shares remain outstanding. The Series A preferred shares had a $28.40 per share liquidation preference on any distribution over the holders of the common stock.

     The Company's Board of Directors during the fiscal year 2000 approved the retirement of 19,750 shares of common stock previously held in treasury.

     Effective June 1, 2001, a one for four (1:4) stock split of all of the Company's issued and outstanding common stock was effected. The effect of the split has been retroactively reflected for all periods presented in the accompanying consolidated financial statements.


NOTE 13 -- STOCK OPTIONS AND WARRANTS

1993 Plan

     The Company's Board of Directors approved the 1993 Stock Option Plan (the "1993 Plan") providing for a total of 70,500 shares of common stock to be reserved for the grant of options to purchase the Company's common stock. Generally, one-third of the shares underlying the options become exercisable in cumulative installments of 12 months, 24 months and 36 months after the date of grant. The maximum term of the options is 10 years, except that if an employee leaves the Company, the options will terminate 30 days thereafter. The issuance of options is at the discretion of the Company's Board of Directors.

1995 Discretionary Plan

     The Company's Board of Directors approved the 1995 Stock Option Plan (the "1995 Plan") in March 1995, as amended in June 1996, April 1999, June 2000 and May 2001 providing for a total of 771,250 shares of common stock to be reserved for the grant of options to purchase Common Stock of the Company. The terms of the options are similar to those of the 1993 Plan. At September 30, 2001, there were 567,705 shares reserved for the grant of options under the 1993 and 1995 plans.

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

                         ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the common stock at the date of grant of the options. The options expire in five years and are exercisable in full at the date of grant. During the years ended September 30, 1998 and 1997, the Company issued 15,000 options to Directors under this plan. The Non-Discretionary Plan was cancelled on October 6, 1999.

Options and Warrants Issued in Public Offering

     In connection with a public offering, the Company issued 920,000 stock warrants. The holder of four warrants is entitled to purchase one share of common stock at a price of $15.00. The Company's Board of Directors has extended the warrant expiration date to December 31, 2001. The Company has the right to call all of the warrants for redemption on 30 days written notice at a redemption price of $.05 per warrant, subject to certain defined criteria. In addition, the Company issued warrants to underwriters to purchase 20,000 shares of the Company's common stock at $15.00 and options to purchase 40,000 shares of the Company's common stock at $12.92.

Other Warrants

     In April 1998, the Company retained the services of Piedmont Consulting, Inc., ("Piedmont") a public/investor relations firm, to assist in its efforts to gain a broader investor following. As compensation for its services Piedmont was paid a monthly retainer and was granted a three year warrant entitling it to purchase up to 7,500 shares of the Company's common stock at $21.00 per share and 10,000 shares at $28.00 per share. In July 1998 the Company terminated its relationship with Piedmont.

     In October 1998, the Company issued a warrant to Nightingale Conant to purchase up to 72,500 shares of the Company's common stock at $22.00 per share. The warrant is exercisable at any time until October 31, 2003, and is entitled to the benefit of adjustment of the exercise price and number of shares deliverable upon exercise thereof in the event of certain specified dilutive transactions.

SFAS NO. 123 Pro Forma Computation

     The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, a dividend yield of 0%, 0% and 0%; a risk-free interest rate of 5.0%, 5.5%, 5.0%; an expected life ranging from 5-10 years; and an expected volatility of 134%, 107% and 92%, respectively.

     Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123 for stock options issued to employees, net income (loss) and earnings (loss) per share for years ended September 30, 2001, 2000 and 1999 would have been reduced as follows:

                                   2001          2000          1999
                              ---------   -----------   -----------

       Net income (loss):
       As reported            $ 164,873   $(4,004,331)  $  (848,352)
                              =========   ===========   ===========
       Pro forma              $(358,140)  $(4,695,866)  $(1,172,062)
                              =========   ===========   ===========
       Basic income
       (loss) per share:
       As reported            $     .08   $     (2.08)  $      (.58)
                              =========   ===========   ===========
       Pro forma              $    (.18)  $     (2.44)  $      (.81)
                              =========   ===========   ===========
       Diluted income
       (loss) per share:
       As reported            $     .08   $     (2.08)  $      (.58)
                              =========   ===========   ===========
       Pro forma              $    (.17)  $     (2.44)  $      (.81)
                              =========   ===========   ===========

                         ADVANCED NUTRACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The following is a summary of the status of option and warrant plans during the years ended September 30:

                                                                 Options                        Warrants
                                                                 -------                        --------
                                                                        Weighted                        Weighted
                                                          Number         Average         Number          Average
                                                            of          Exercise           of           Exercise
                                                          Shares          Price          Shares           Price
                                                          ------          -----          ------           -----
     Outstanding as of September 30, 1998                 126,270        $29.56          130,276          $15.36

       Granted                                             51,250        $11.80           72,500          $22.00
       Exercised                                               --            --               --              --
       Forfeited                                           (1,800)       $52.00               --              --
       Canceled                                            (  750)       $52.00               --              --
                                                        ---------                      ---------
     Outstanding as of September 30, 1999                 174,970        $24.04          202,776          $18.36

       Granted                                            209,968        $10.60               --              --
       Exercised                                               --            --               --              --
       Forfeited                                         ( 26,583)       $12.36               --              --
       Canceled                                          ( 28,500)       $ 9.40               --              --
                                                        ---------                        -------
     Outstanding as of September 30, 2000                 329,855        $17.92          202,776          $18.36

       Granted                                            470,375        $ 1.21               --              --
       Exercised                                               --            --               --              --
       Forfeited                                         ( 80,551)       $10.68               --              --
       Canceled                                          (138,204)       $19.99          (17,500)          25.00
                                                         ---------                      --------
     Outstanding as of September 30, 2001                 581,475        $ 3.54          185,276          $17.74
                                                         =========                      ========
     Exercisable as of September 30,
       1999                                               110,404        $26.32          202,776          $18.36
       2000                                               114,636        $31.48          202,776          $18.36
       2001                                                50,005        $16.73          185,276          $17.74

     Weighted average fair value of grants
     during the year ended September 30,
       1999                                                              $10.36                           $ 9.68
       2000                                                              $ 9.28                           $   --
       2001                                                              $ 9.36                           $   --
                                                                         ======                           ======

Following is a summary of the status of the options outstanding at September 30, 2001:

                                      Options Outstanding                                     Options Exercisable
                                 --------------------------------                        ---------------------------

                                                 Weighted-Average
                                                    Remaining
           Range of                              Contractual Life    Weighted-Average                 Weighted-Average
        Exercise Prices           Number             (years)          Exercise Price     Number        Exercise Price
        ---------------           ------             -------          --------------     ------        --------------
       $1.16 -     $ 7.90        470,375               9.5               $ 1.21                0            $ 0.00
        7.91 -      15.80        101,100               7.9                10.71           40,005             10.77
       15.81 -      23.70              0               0.0                 0.00                0              0.00
       23.71 -      31.60          3,750               1.2                28.00            3,750             28.00
       31.61 -      39.50              0               0.0                 0.00                0              0.00
       39.51 -      47.40          2,500               5.1                46.00            2,500             46.00
       47.41 -      55.30          3,750               0.2                49.50            3,750             49.50
       55.31 -      63.20              0               0.0                 0.00                0              0.00
       63.21 -      71.10              0               0.0                 0.00                0              0.00
       71.11 -      79.00              0               0.0                 0.00                0              0.00
                               ---------               ---               ------        ---------            ------

                                 581,475               9.2               $ 3.54           50,005            $16.73
                               =========               ===               ======        =========            ======

   ANI's warrants, previously traded under the symbol "ANIIW", were delisted in 2001, and are scheduled to expire as of December 31, 2001.

                         ADVANCED NUTRACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                      2001             2000            1999
                                                                      ----             ----            ----
Supplemental disclosure of noncash financing activities:

   Purchase of property and equipment under
       capital lease                                             $   140,000       $      --         $      --

   Issuance of common shares under earnout agreement             $    30,000       $      --         $      --

   Sale of NFLI transaction:

       Promissory Note taken in sale                             $ 5,000,000       $      --         $      --

       Establish reserve against Promissory Note                 $(4,262,000)      $      --         $      --

       Intercompany account of NFLI formalized into a
         Note receivable due to Bactolac                         $   650,000       $      --         $      --

Supplemental disclosure of cash flow information:

   Federal and state income taxes paid (refunded)                $  (825,000) *    $      --         $      --

   Interest paid                                                 $   798,000       $ 540,000         $ 128,900

         * Refunds relate to the discontinued NFLI operations.

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

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

Exhibit 3.3 Articles of Incorporation of Advanced Nutraceuticals, Inc., filed as an Exhibit to the Report on Form 8-K, filed on March 21, 2000, which Exhibit is incorporated herein by this reference

Exhibit 3.3 (a) Amendment to Articles of Incorporation of Advanced
                Nutraceuticals, Inc.

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

Exhibit 10.1 1993 Stock Option Plan, filed as an Exhibit to the Registration Statement on Form S-4 (file no. 33-70312), which Exhibit is incorporated herein by this reference*

Exhibit 10.2     1995 Stock Option Plan, as amended.

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

Exhibit 10.18 Administrative and Consulting Services Agreement, dated July 29, 1996, between Distributor Services, L.L.C. and Nutrition For Life International, Inc.*

Exhibit 10.24 Settlement and Release Agreement, dated October 30, 1998, among the Registrant, Distributor Services, L.L.C., Tru- Vantage International, L.L.C., Maximum Impact, L.L.C. and Nightingale-Conant Corporation, filed as an Exhibit to the Report on Form 8-K filed on November 13, 1998, which Exhibit is incorporated herein by this reference.

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

Exhibit 10.45 Lock-Up Agreement, dated November 30, 1999, between Neil Sirkin and Nutrition For Life International, Inc. **

Exhibit 10.46 Lock-Up Agreement, dated November 17, 1999, between Gregory Pusey and Nutrition For Life International, Inc. **

Exhibit 10.47 Lock-Up Agreement, dated November 17, 1999, between Barry C. Loder and Nutrition For Life International, Inc. **

Exhibit 10.48 Lock-Up Agreement, dated November 17, 1999, between Pailla Reddy and Nutrition For Life International, Inc. **

Exhibit 10.49 Loan and Security Agreement among General Electric Capital Corporation, Nutrition For Life International, Inc., Ash Corp., Bactolac Pharmaceutical Inc. and NL Acquisition Company. **

Exhibit 10.50 First Amendment to Loan and Agreement among General Electric Capital Corporation, Nutrition For Life International, Inc., Ash Corp., Bactolac Pharmaceutical Inc. and NL Acquisition Company. **

Exhibit 10.51 Second Amendment to Loan and Security Agreement involving General Electric Capital Corporation, dated March 15, 2000. ***

Exhibit 10.52 Agreement, dated September 20, 2000, among Nutrition For Life International, Inc., Advanced Nutraceuticals, Inc., David P. Bertrand, Barry C. Loder, Jeffrey G. McGonegal, Jana Mitcham and Gregory Pusey. ***

Exhibit 10.53 Agreement, dated July 7, 2000, between Shilpa-Saketh Realty, Inc. and Bactolac Pharmaceutical Inc. ***


Exhibit 10.54 Waiver under Loan and Security Agreement involving General Electric Capital Corporation, dated January 10, 2001. ***

Exhibit 10.55 Stock Purchase Agreement, dated December 29, 2000, among Advanced Nutraceuticals, Inc., Everest International, LLC and Nutrition For Life International, Inc. ** *

Exhibit 10.56 First Amendment to Stock Purchase Agreement, dated June 5, 2001, among Advanced Nutraceuticals, Inc., Everest International, LLC and Nutrition For Life International, Inc. filed on Form 8-K dated June 27, 2001, and incorporated by reference herein.

Exhibit 10.57 Subordinated Promissory Note, dated June 12, 2001, $5,000,000 principal amount, from Nutrition For Life International, Inc. to Advanced Nutraceuticals, Inc.

Exhibit 10.58 Subordinated Promissory Note, dated June 12, 2001, $650,000 principal amount, from Nutrition For Life International, Inc. to Bactolac Pharmaceutical Inc.

Exhibit 10.59 Release and Settlement Agreement, dated June 29, 2001, among Advanced Nutraceuticals, Inc., Bactolac Pharmaceutical Inc., Allan I. Sirkin and Neil Sirkin

Exhibit 10.60 Amended and Restated Loan Agreement among General Electric Capital Corporation, Bactolac Pharmaceutical Inc., ANI Pharmaceuticals, Inc. and Advanced Nutraceuticals, Inc., dated December 12, 2001.

Exhibit 10.61 Subordinated Promissory Note dated, November 17, 2001 in the principal amount of $1,543,438 made by Advanced Nutraceuticals, Inc., payable to Pailla M. Reddy.

Exhibit 10.62 Employment Agreement dated, November 18, 2001, between Bactolac Pharmaceutical Inc., and Pailla M. Reddy.

Exhibit 10.63 Waiver under Loan and Security Agreement involving General Electric Capital Corporation, dated December 26, 2001.



Exhibit 21      Subsidiaries of the Company.

Exhibit 23.1    Consent of Grant Thornton, LLP.


* These exhibits were previously filed as exhibits to the Company's Registration Statement on Form SB-2 (File No. 33-92274), and are incorporated herein by reference.

** These exhibits were previously filed as exhibits to the Company's Report on Form 10-K for the fiscal year ended September 30, 1999, and are incorporated herein by reference.

*** These exhibits were previously filed as exhibits to the Company's Report on Form 10-K/A for the fiscal year ended September 30, 2000, and are incorporated herein by reference.


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

                                         ADVANCED NUTRACEUTICALS, INC.
                                         (Registrant)


     Date:    December 31, 2001           By: /s/ Gregory Pusey
                                             ----------------------------------
                                             Gregory Pusey, President and Chief
                                             Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Date:    December 31, 2001                             /s/ Gregory Pusey
              -----------------------------------------------------------------------
            Gregory Pusey, Chairman, President, Chief Executive Officer and Director

     Date:    December 31, 2001                             /s/ Jeff McGonegal
              -----------------------------------------------------------------------
                     Jeff McGonegal, Senior Vice President of Finance, Chief
                                Financial Officer and Secretary

     Date:    December 31, 2001                             /s/ John R. Brown, Jr.
              -----------------------------------------------------------------------
             John R. Brown, Jr., Vice President, Assistant Secretary and Treasurer

     Date:    December 31, 2001                             /s/ F. Wayne Ballenger
              -----------------------------------------------------------------------
                                                      F. Wayne Ballenger, Director

     Date:    December 31, 2001                             /s/ M.F. Florence
              -----------------------------------------------------------------------
                                                        M. F. Florence, Director

     Date:    December 31, 2001                             /s/ Randall D. Humphreys
              -----------------------------------------------------------------------
                                                      Randall D. Humphreys, Director

     Date:    December 31, 2001                             /s/ Pailla M. Reddy
              -----------------------------------------------------------------------
                                                        Pailla M. Reddy, Director

     Date:    December 31, 2001                             /s/ Neil Sirkin
              -----------------------------------------------------------------------
                                                        Neil Sirkin, Director