Form 10-K/A
period 2001-09-30
ADVANCED NUTRACEUTICALS INC/TX
filed 2002-01-28
CIK 913614

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-K/A

 X   Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of
 -
     1934 (Fee Required) for the Fiscal Year Ended September 30, 2001

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

  Date: January 28, 2002                       By: /s/ John R. Brown, Jr.
                                                   -------------------------
                                                   John R. Brown, Jr.,
                                                   Vice President - Finance

                                   PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors
- ---------

  Set forth below is biographical information regarding the members of the Board of Directors of Advanced Nutraceuticals, Inc. ("ANI" or the "Company") References to the "Company" include Nutrition For Life International, Inc. ("NFLI"). The Company sold NFLI in June 2001.

  F. Wayne Ballenger, age 55, has served in various financial consulting capacities since 2000. He served as President of First Commercial Capital from 1995 to 2000. He has also served as President of Puncture Guard LLC since December 1994. From March 1992 to December 1994, he served as director of sales and marketing for Petrolon, Inc., a multi-level marketing organization. Immediately prior thereto, he served as a vice president of Southwest Bank of Texas with commercial lending responsibilities. Mr. Ballenger received a B.B.A. degree from the University of the South in 1968. Mr. Ballenger became a director of the Company in November 1995.

  M. F. Florence, age 64, has served as President of Sherfam Inc. since 1989. Sherfam Inc. is a holding company, principally of pharmaceutical companies, and is the parent of Shermfin Inc., which is a principal shareholder of the Company. From 1958 to 1989, Mr. Florence was associated with the firm of Wm. Eisenberg & Co., a firm of Chartered Accountants in Canada. He served as a partner of the firm from 1964 to 1989. Mr. Florence received a Bachelor of Commerce degree from the University of Toronto. He is the recipient of a Chartered Accountants degree from the Institute of Chartered Accountants of Ontario. Mr. Florence is President of Citadel Gold Mines, Inc. Mr. Florence is also a Director of Barr Laboratories, Inc., a publicly held corporation whose common shares are listed on the New York Stock Exchange. Mr. Florence has served as a director of the Company since 1994.

  Randall D. Humphreys, age 46, has served as Chairman and as Managing Director of Enterprise Merchant Banc, L. L. C., since 1997. During 1997 he led the diversification effort of St. Joseph Light and Power, a New York Stock Exchange listed utility. During 1996 he served as a financial consultant. From 1986 through 1995, Mr. Humphreys served as the Senior Operations officer of Brierly Investments Limited. In addition, Mr. Humphreys currently serves on the Board of Directors of the following companies: Enterbank Holdings, Inc., Acousti Seal Corporation, Permalock Corporation, GSC Industries, and Mirror Image Holdings, Inc. Mr. Humphreys is a graduate of Kansas State University. Mr. Humphreys became a director of the Company in June 2001.

  Gregory Pusey, age 49, has served as Chairman of the Board of Directors of the Company since November 1999. Mr. Pusey served as an officer and director of Advanced Nutraceuticals, Inc. since December 1997. He has served as President of Livingston Capital, Ltd. since 1987 and President and the general partner of Graystone Capital, Ltd. from 1987 to 1999, both venture capital firms. From June 1994 to August 1998, he served as a director and consultant to the Company. Since 1988, Mr. Pusey has been the President and a director of Cambridge Holdings, Ltd., a publicly held real estate development firm. Mr. Pusey graduated summa cum laude from Boston College with a B.S. degree in finance in 1974.

  Pailla M. Reddy, age 42, is currently Chairman of the Board of Directors, Chief Executive Officer and President of Bactolac Pharmaceutical Inc. The Company acquired Bactolac in November 1999. Dr. Reddy founded Bactolac and has served as an officer and director of Bactolac, since 1995. From 1991 to 1995, he was production manager for Max Pharmaceutical, Inc. From 1983 to 1991, Dr. Reddy held various positions with Wellcome Pharmaceuticals Ltd., including research chemist and production manager. Dr. Reddy received a B.Sc. degree in chemistry from Osmania University in India, and M.Sc. and Ph.D. degrees in organic chemistry from Kanpur University in India.

  Neil S. Sirkin, age 38, is currently the Vice President of Contract Sales of ANI Pharmaceuticals, Inc. ("ANIP"), the successor to ASHCO, a division of Bactolac. The Company acquired ASHCO in December 1999. Mr. Sirkin was co-founder of ASHCO and served as an officer and director of ASHCO since 1996. He previously performed a variety of consulting and special project activities while affiliated with Sirkin Enterprises, Inc. Mr. Sirkin attended the University of Miami.

  The Company entered into an agreement in 1995 with Shermfin Inc. wherein it agreed that, for so long as Shermfin Inc. owns 10% or more of the outstanding Common Stock of the Company, Shermfin Inc. will be entitled to designate one person to serve as a member of the Company's Board of Directors. Shermfin Inc.'s designee is M. F. Florence. See Item 13.

Officers
- --------

  The Board of Directors of the Company has elected the following executive officers. It is expected that the Board will elect officers annually following each Annual Meeting of Shareholders. Information is provided below regarding the names and ages of all executive officers of the Company who are not directors of the Company, their position with the Company and the period they have served as executive officers of the Company.

  John R. Brown, Jr., age 64, became Vice President-Finance of the Company in September 1996, and had previously served the Company on a part-time basis commencing in December 1995. Mr. Brown also serves as Treasurer and Assistant Secretary of the Company. From April 1989 until he joined the Company, Mr. Brown was a management consultant performing merger and acquisition services, systems analyses, financial reporting assistance, and other services for both publicly and privately held companies. From June, 1987 to March 1989 he was Vice President-Finance & Administration for Environmental Protective Industries, Inc., an environmental services organization. Mr. Brown is a Certified Public Accountant and has over 20 years experience in public accounting with both national and local firms. Mr. Brown received a B.S. degree in mechanical engineering from Stanford University and a M.B.A. degree from the University of Texas at Austin.

  Jeffrey G. McGonegal, age 50, became Senior Vice President - Finance of the Company in February 2000. Mr. McGonegal also serves as Secretary of the Company and as President of ANIP. From 1997 to 2000, Mr. McGonegal served as Managing Director of McGonegal and Co., a company engaged in providing accounting and business consulting services. Mr. McGonegal served as a consultant to the Company in connection with the acquisitions made in 1999. From 1974 to 1997, Mr. McGonegal was an accountant with BDO Seidman LLP. While at BDO Seidman LLP, Mr. McGonegal served as managing partner of the Denver, Colorado office. Mr. McGonegal is a member of the board of directors of The Rockies Venture Club, Inc. and Colorado Venture Centers, Inc. He received a B.A. degree in accounting from Florida State University.

Compliance with Section 16(a) of the Exchange Act
- -------------------------------------------------

  Based solely on the Company's review of copies of Section 16(a) reports filed by officers, directors and greater than 10% shareholders with the Securities and Exchange Commission, which have been received by the Company and written representations from these persons that no other reports were required for those persons, the Company believes that all filing requirements applicable to those persons were complied with for the fiscal year ended September 30, 2001.

                        ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth certain information regarding compensation paid by the Company and its subsidiaries to the chief executive officer and each of the other executive officers of the Company (the "named executive officers") during the fiscal years ended September 30, 1999, 2000 and 2001.

Summary Compensation Table
- --------------------------

                                                ANNUAL COMPENSATION                       AWARDS               PAYOUTS
                                   --------------------------------------------- ------------------------  ----------------------
                                                                      Other        Restricted                         All Other
        Name and Principal                                            Annual         Stock      Options/     LTIP    Compensation
             Position                Year     Salary      Bonus    Compensation      Awards      SAR's      Payouts
- -------------------------------------------------------------------------------- ------------------------  ----------------------
Greg Pusey (3)
President, Chief Executive           1999    $      -    $     -    $         -        -              -        -       $       -
Officer and Chairman of the          2000      94,769          -              -        -         12,500        -               -
Board of Directors of ANI            2001      88,696     50,000                                 62,500        -               -

David P. Bertrand (1)
Former Vice Chairman of the Board    1999     318,269          -              -        -          6,250        -           6,744
of Directors of ANI; President       2000     241,703          -              -        -         25,901        -           6,744
Chief Executive Officer of NFLI      2001      96,769     75,000              -        -              -        -           2,810

Jana Mitcham (1)
Former Executive Vice President      1999     298,378          -              -        -          6,250        -           5,184
and Secretary of NFLI                2000     242,143          -              -        -         25,901        -           5,184
                                     2001      96,846          -              -        -              -        -           2,160

Jeffrey McGonegal (3)
Senior Vice President                1999           -          -              -        -              -        -               -
of Finance of ANI                    2000      56,558          -              -        -         25,000        -               -
                                     2001      99,712     30,000              -        -         75,000        -               -

John R. Brown, Jr.
Vice President Finance,              1999      96,067          -              -        -          2,500        -               -
Assistant Secretary and              2000     109,899          -              -        -          5,500        -               -
Treasurer of ANI                     2001     107,048          -              -        -          6,250        -               -

David O. Rodrigue (2)
Former Vice President and            1999     117,760          -              -        -          3,750        -               -
Chief Financial Officer of           2000     120,295          -              -        -          8,750        -               -
ANI and NFLI                         2001           -          -              -        -              -        -               -

Pailla Reddy (3) (4)
President, Chief Executive           1999           -          -              -        -              -        -               -
Officer and Chairman of the          2000     218,750          -              -        -              -        -               -
Board of Directors of                2001     221,795          -              -  103,000         75,000        -               -
Bactolac

Neil Sirkin (3)
Vice President of ANIP               1999           -          -              -        -              -        -               -
                                     2000     125,000          -              -        -              -        -               -
                                     2001     138,470          -              -        -         30,000        -               -

====================================================================================================================================

____________

(1) As a result of the completion of the sale of NFLI to Everest Group Holdings, Inc. Mr. Bertrand and Ms. Mitcham declined to stand for re-election at the Company's 2001 annual meeting.

(2)  Mr. Rodrigue resigned from the Company in September 2000.

(3) Messrs. Pusey, McGonegal, Reddy and Sirkin became officers during the first quarter of the fiscal year ended September 30, 2000.

(4) The Company has obtained a life insurance policy on Dr. Reddy. The benefit amount of $7,000,000 constitutes "key-man" insurance and is payable to the Company.

Employment Agreements
- ---------------------

In connection with the acquisition of Bactolac in 1999, the Company entered into a two year employment agreement with Dr. Pailla Reddy, the President of Bactolac. In November 2001 a new two year agreement was signed. Dr. Reddy currently receives an annual salary of $250,000 and may receive a performance bonus at the Company's discretion. He is also entitled to continued use of the vehicle that is leased by Bactolac.

  In connection with the acquisition of Ash Corp. through Bactolac, Bactolac entered into three-year employment agreements with Neil S. Sirkin and his father, Allan I. Sirkin. Both individuals receive an annual salary of $150,000 and may receive a performance bonus at the Company's discretion. During July 2001, Allan I. Sirkin agreed to the termination of his employment agreement.

Option Grants in Fiscal Year Ended September 30, 2001
- -----------------------------------------------------

  The following table sets forth information with respect to stock option grants to the named executive officers during the fiscal year ended September 30, 2001.

                                                        Percent                                          Potential Realizable
                                   Number of             Total                                                 Value at
                                   Securities         options/SARs                                       Assumed Annual Rates
                                   Underlying          granted to       Exercise or                       Stock Appreciation
                                  Options/SARs         Employees         base price    Expiration           For Option Term
                                                                                                   -------------------------------
         Name                     granted (#)       in fiscal year        ($/Sh)          date            5%              10%
- -----------------------       ----------------------------------------------------------------------------------------------------
Greg Pusey                           62,500             13.3%              $1.16         4/26/11       $118,095         $188,046

Jeffrey McGonegal                    50,000             10.6%              $1.16         4/26/11         94,476          150,437
                                     25,000              5.3%              $2.25        11/16/05         47,238           75,219
John R. Brown, Jr.                    6,250              1.3%              $1.16         4/26/11         11,809           18,805
Pailla Reddy                         75,000             15.9%              $1.16         4/26/11        141,714          225,656
Neil Sirkin                          30,000              6.4%              $1.26         8/20/11         56,686           90,262

Options Exercises and Year-End Values
- -------------------------------------

  The following table shows options exercises by the named executive officers during the fiscal year ended September 30, 2001 and the number and value of the unexercised options at September 30, 2001.

                                                                                                                   Value of
                                                                                                                Unexercisable
                                                                                          Number of              In-the-Money
                                                Number of                            Unexercised Options          Options at
                                            Shares Underlying          Value           At Year End (#)           Year End ($)
                                                 Options             Realized           Exercisable/             Exercisable/
                  Name                          Exercised               ($)             Unexercisable           Unexercisable (1)
           --------------------            --------------------------------------------------------------------------------------
           Greg Pusey                               0                    0              4,167/70,833                  0/0

           Jeffrey McGonegal                        0                    0              8,334/91,666                  0/0

           John R. Brown, Jr.                       0                    0              6,001/10,749                  0/0
           Pailla Reddy                             0                    0                  0/75,000                  0/0
           Neil Sirkin                              0                    0                  0/30,000                  0/0

__________________
(1) Based on the price of the Common Stock of $.95 on September 28, 2001 as reported by The NASDAQ Stock Market.

Compensation Committee Report
- -----------------------------

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

  As a result of the Company's worsening financial condition, in September 2000, Mr. Bertrand, Ms. Mitcham, Mr. Pusey and Mr. Loder, as well as Jeff McGonegal, the Company's Senior Vice President of Finance, agreed to terminate their respective employment agreements or arrangements and to substantial reductions in their salaries.

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

  The Committee periodically reviews the performance of executive officers to determine whether bonuses should be paid to those persons. The Committee has not established specific performance measures for determining the award of bonuses. The Committee believes that bonuses should be provided to reward key employees based on Company and individual performance and to provide competitive cash compensation opportunities to the Company's executives. During June 2001, following the closing of the sale of NFLI, bonuses of $75,000, $50,000 and $30,000 were paid to Messrs. Bertrand, Pusey and McGonegal, respectively. In September 2001, a bonus of 103,000 shares of the Company's Common Stock (valued at $97,850) was approved for Dr. Reddy, and the shares were issued subsequent to the fiscal year-end.

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

  The exact number of shares actually granted to a particular participant reflects both the participant's performance and role in the Company, as well as the Company's financial success, and its future business plans. All of these factors are assessed subjectively and are not weighted. In determining each grant, the Committee also considers the number of stock options, which are outstanding, and the total number of options to be awarded.

  In making grants during the fiscal year ended September 30, 2001, the Committee also considered the number of outstanding options previously granted to each officer. Due to the decline in the Company's stock price during the year, all of the options granted to executive officers of the Company in fiscal 2001 were "out-of-the-money" at the fiscal year end of September 30, 2001. The Committee believes that its awards were consistent with the Company's compensation philosophy to increase the emphasis placed on long-term incentives and to be competitive in its total compensation program.

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

                                    COMPENSATION COMMITTEE

                                    F. Wayne Ballenger
                                    M. F. Florence

Compensation of Directors
- -------------------------

  Effective in November 2001, the Company's policy is paying Directors who are not employees of the Company $12,000 per year. Prior to November 2001, Directors received $18,000 per year, $400 for each Board meeting attended, and $200 for each committee meeting attended. Directors who are also employees of the Company receive no additional compensation for serving as Directors. The Company reimburses its Directors for travel and out-of-pocket expenses in connection with their attendance at meetings of the Board of Directors.

  During the fiscal year ended September 30, 2001, the Company granted options to purchase 12,500 shares of Common Stock at a price of $1.16 per share to F. Wayne Ballenger, 12,500 shares of Common Stock at a price of $1.16 per share to M.F. Florence, and 12,500 shares of Common Stock at a price of $1.26 per share to Randall D. Humphreys. The option grants were made pursuant to the Company's 1995 Stock Option Plan, as amended. Each option will expire ten years from the date of grant, except that an option will expire, if not exercised, 30 days after the optionee ceases to be a consultant to the Company.

Corporate Performance Graph
- ----------------------------

  The following graph compares the yearly cumulative return on the Company's Common Stock since September 30, 1996 with that of the Index for The NASDAQ Stock Market (U.S. Companies), Peer Group #1 (pre-NFLI sale) which includes the following companies: BeautiControl Cosmetics, Inc., Herbalife International, Inc., Nature's Sunshine Products, Inc and Reliv' International, Inc., and Peer Group #2 (post NFLI sale) which includes the following companies: Del Laboratories, Hi Tech, Natrol, Natural Alternatives, Inc., and Nutraceuticals, Inc.

                         Total Return to Stockholders
                     (Assumes $100 investment on 9/30/96)
                                    [GRAPH]

- -----------------------------------------------------------------------------------------------------------------------------
              Total Return Analysis
                                                 09/30/1996    09/30/1997   09/30/1998   09/30/1999   09/30/2000   09/30/2001
- -----------------------------------------------------------------------------------------------------------------------------
       Advanced Nutraceuticals, Inc.            $    100.00   $     54.72  $     20.72  $     16.84  $      5.61  $      1.64
- -----------------------------------------------------------------------------------------------------------------------------
                      Peer Group #1             $    100.00   $     97.52  $     52.79  $     72.05  $     62.27  $     81.18
- -----------------------------------------------------------------------------------------------------------------------------
                      Peer Group #2             $    100.00   $    164.12  $    103.98  $     78.28  $     57.18  $     78.37
- -----------------------------------------------------------------------------------------------------------------------------
               Nasdaq Composite (US)            $    100.00   $    137.38  $    138.04  $    224.52  $    300.83  $    122.76
- -----------------------------------------------------------------------------------------------------------------------------
           Source: Carl Thompson Associates www.ctaonline.com (800) 959-9677. Data from BRIDGE Information Systems, Inc.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of December 26, 2001, the ownership of the Company's Common Stock held by: (i) each person who owns of record or who is known by the Company to own beneficially more than 5% of such stock, (ii) each of the directors of the Company, (iii) each of the current executive officers of the Company and (iv) all of the Company's directors and executive officers as a group. The number of shares and the percentage of the class beneficially owned by the persons named in the table and by all directors and executive officers as a group, includes, in addition to shares actually issued and outstanding, unissued shares which are subject to issuance upon exercise of options or warrants.

                                   Number of Shares           Percentage of
            Beneficial Owner            Owned                   Ownership
            ----------------            -----                   ---------

     Apotex Foundation                   162,500 (1)                 6.8%
     150 Signet Dr.
     Weston, Ontario, Canada
     9M9 1T9

     Bernard Sherman                     303,848 (1)                12.7%
     150 Signet Dr.
     Weston, Ontario, Canada
     9M9 1T9

     Shermfin Inc.                       141,348 (1)                 5.9%
     150 Signet Dr.
     Weston, Ontario, Canada
     9M9 1T9

     M.F. Florence                       163,262 (1)(2)              6.9%
     150 Signet Dr.
     Weston, Ontario, Canada
     9M9 1T9

     F. Wayne Ballenger                   22,500 (3)                 0.9%
     3134 Meadway Drive
     Houston, TX 77082

     Gregory Pusey                       289,083 (4)                12.1%
     106 S. University, # 14
     Denver, CO 80209

     Pailla M. Reddy                     464,100 (5)                19.5%
     25507 Williston Avenue
     Floral Park, NY 11001

     Neil Sirkin                          60,810 (6)                 2.6%
     3600 25th Avenue
     Gulfport, MS 39501

     John R. Brown, Jr.                   17,550 (7)                 0.7%
     2534 Pomeran
     Houston, TX 77080

     Jeffrey G. McGonegal                127,363 (8)                 5.3%
     1905 West Valley Vista Drive
     Castle Rock, CO 80104

     Randall D. Humphreys                 12,500 (9)                 0.5%

        9150 Glenwood
        Overland Park, Kansas 66212


        All Officers and Directors as       1,157,168                    48.5%
        a Group (8 persons)

_______________________________

(1) Mr. Sherman may be deemed a beneficial owner of the shares held by the Apotex Foundation due to his affiliations with the Apotex Foundation. Messrs. Sherman and Florence may be deemed beneficial owners of the shares held by Shermfin Inc. due to their affiliations with Shermfin Inc.

(2) Includes options to acquire (i) 1,250 shares of Common Stock at $49.50 per share, (ii) 1,250 shares of Common Stock at $28.00 per share, (iii) 1,250 shares of Common Stock at $9.52 per share (iv) 1,915 shares of Common Stock at $8.50 per share of which options to acquire 638 shares become exercisable in October 2002, (v) 3,750 shares at $11.36 per share of which options to acquire 1,250 shares become exercisable in December 2002, and (vi) 12,500 shares at $1.16 per share which become exercisable in one-third annual installments commencing in April 2002.

(3) Includes options to acquire (i) 1,250 shares of Common Stock at $49.50 per share; (ii) 1,250 shares of Common Stock at $28.00 per share, (iii) 1,250 shares of Common Stock at $11.00 per share and (iv) 6,250 shares of Common Stock at $11.36 per share of which options to acquire 2,083 shares become exercisable in December 2002 and (v) 12,500 shares of Common Stock at $1.16 per share which become exercisable in one-third annual installments commencing in April 2002.

(4) Includes 18,828 shares held by his wife, individually and as custodian for their minor children, 96,313 shares held by a corporation in which he is a principal shareholder and warrants to purchase 3,750 shares of Common Stock at $15.00 per share. Includes options to acquire (i) 12,500 shares of Common Stock at $11.36 per share of which options to acquire 4,166 shares become exercisable in December 2002 and (ii) 62,500 shares of Common Stock at $1.16 per share which become exercisable in one-third annual installments commencing in April 2002.

(5) Includes options to acquire 75,000 shares of common Stock at $1.16 per share, which become exercisable in one-third annual installments commencing in April 2002. Does not include any shares that may be earned pursuant to earnout agreements. See Item 13.

(6) Includes options to acquire 30,000 shares of Common Stock at $1.26 per share, which become exercisable in one-third annual installments commencing in August 2002. Does not include any shares, which may be earned pursuant to earnout agreements. See Item 13.

(7) Includes options to acquire (i) 2,500 shares of Common Stock at $46.00 per share and (ii) 2,500 shares of Common Stock at $11.88 per share of which options to acquire 833 shares become exercisable in December 2001, (iii) 5,500 shares at $11.36 per share of which options to acquire 1,833 shares become exercisable in each of December 2001 and 2002, and (iv) 6,250 shares at $1.16 per share which become exercisable in one-third annual installments commencing in April 2002.

(8) Includes 2,663 shares held in the name of McGonegal Family Partnership and options to acquire (i) 25,000 shares of Common Stock at $9.00 per share of which options to acquire 8,333 shares becomes exercisable in each of February 2002 and 2003 (ii) 25,000 shares at $2.25 per share which become exercisable in one-third annual installments commencing in November 2001 and (iii) 50,000 shares of Common Stock at $1.16 per share which become exercisable in one-third annual installments commencing in April 2002.

(9) Includes options to acquire 12,500 shares of common Stock at $1.26 per share, which become exercisable in one-third annual installments commencing in August 2002.

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

  Bactolac, headquartered in Hauppauge, New York, conducts its operations in a facility leased from its President, Pailla M. Reddy, comprising approximately 25,000 square feet. Bactolac's current monthly rental is approximately $26,000, of which $6,000 pertains to improvement made by an entity owned by Dr. Reddy, that escalates over the 5 year term remaining on the lease. Bactolac has two five-year renewal options and a purchase option on the facility.

During July 2001, the Company negotiated a settlement of the $500,000 purchase notes and accrued interest payable to Allan I. Sirkin and Neil Sirkin issued in connection with the Company's acquisition of ASHCO. The balance then outstanding including interest, totaled $556,191, which was settled in full with a payment of $435,000, resulting in a gain of $121,191. Allan I. Sirkin also agreed at that time to void the remainder of his employment contract and retire from the Company.

In September 2001 the Company entered into an agreement to acquire certain assets of York Pharmaceuticals, Inc. ("York"), including equipment and customer list. Although the agreement has expired, the Company is continuing its efforts to conclude the transaction. Randall D. Humphreys, a Director of the Company, controls York.

During September 2001, the Board of Directors of the Company approved a bonus of 103,000 shares of Common Stock, payable to Dr. Reddy, for his achievements. The shares were issued subsequent to year-end.

During November 2001, an agreement was entered into with Dr. P. M. Reddy, to extend the second $1,000,000 principal and interest payment otherwise due on November 17, 2001, resulting from the November 1999, purchase of Bactolac, for one year. As part of the agreement, the Company agreed to a conversion option on the deferred principal and interest to allow the holder to convert such amounts into shares of the Company's Common Stock at the rate of $1.00 per share, during the extension period. The Company intends to seek shareholder approval of the conversion option.

During November 2001, Bactolac and Dr. Reddy entered into a new two-year employment agreement. In addition to a base annual salary of $250,000, and performance bonus features, the agreement contains customary confidentiality and benefit provisions.

During January 2002, the Company borrowed $250,000 from Cambridge Holdings, Ltd. The 7% note matures in one year, is convertible at the option of the holder into shares of ANI Common Stock at $1.00 per share. The Company also issued a warrant to allow Cambridge to acquire 50,000 shares of ANI Common Stock at $1.00 per share, through June 2004. Greg Pusey and Jeff McGonegal, officers of the Company, are also officers and directors of Cambridge. These transactions were approved by a disinterested majority of the Company's Board and the Board believes that the terms are at least as favorable as could have been obtained from an unaffiliated party.