Form 10-Q
period 2001-12-31
ADVANCED NUTRACEUTICALS INC/TX
filed 2002-02-14
CIK 913614

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 2001

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




                      106 South University Blvd., Unit 14
                               Denver, CO 80209
                   (Address of Principal Executive Offices)

                                (303) 722-4008
             (Registrant's telephone number, including area code)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]


     As of February 11, 2002 there were 2,151,989 shares of common stock,
                    $0.01 par value per share, outstanding.

ADVANCED NUTRACEUTICALS, INC.
Index

                        PART 1 - Financial Information

                                                                                         Page
     Item 1.  Financial Statements

              Advanced Nutraceuticals, Inc.

              Consolidated Balance Sheets
                  December 31, 2001 and September 30, 2001                                  3

              Consolidated Statements of Operations and Comprehensive Income (Loss)
                  For the Three Months Ended December 31, 2001 and 2000                     4

              Condensed Consolidated Statements of Cash Flows
                  For the Three Months Ended December 31, 2001 and 2000                     5

              Notes to Consolidated Financial Statements                                    6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                           9

                                 PART II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                             12

     Signatures                                                                            13

                         ADVANCED NUTRACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                        December 31,
                                                                           2001               September 30,
                                                                                              -------------
                                                                        (Unaudited)                2001
                                                                        -----------                ----
                  ASSETS
                  ------

Current Assets:
 Cash and cash equivalents                                              $     393,867         $     781,847
 Receivables                                                                3,941,958             2,978,698
 Inventories                                                                1,837,161             1,734,395
 Deferred tax asset                                                           181,232               181,232
 Notes receivable                                                           1,150,000             1,150,000
 Prepaid expenses and other assets                                             62,795                97,228
                                                                        -------------         -------------
   Total Current Assets                                                     7,567,013             6,923,400

Property and equipment, net                                                 9,621,569             9,728,865
Goodwill                                                                    8,748,466             8,727,553
Note receivable, less current portion                                          10,201                10,201
Other assets                                                                  434,876               319,669
                                                                        -------------         -------------
                                                                        $  26,382,125         $  25,709,688
                                                                        =============         =============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Current Liabilities:
 Accounts payable                                                       $   2,442,624         $   1,892,884
 Accrued expenses and other liabilities                                       440,380               574,056
 Credit facility                                                            2,282,923             2,039,454
 Note payable                                                               1,500,000                    --
 Current portion of long-term debt                                             87,696               106,708
                                                                        -------------         -------------
       Total Current Liabilities                                            6,753,623             4,613,102

Deferred tax liability                                                        181,232               181,232
Long-term debt                                                              2,457,008             3,970,596
                                                                        -------------         -------------
      Total Liabilities                                                     9,391,863             8,764,930
                                                                        -------------         -------------

Commitments and contingencies                                                      --                    --

Stockholders' Equity:
 Preferred stock, $.001 par value; 1,000,000 authorized; none issued               --                    --
 Common stock; $.01 par value; 20,000,000 shares authorized                    21,520                20,270
 Additional paid-in capital                                                18,143,959            18,026,446
 Retained earnings (deficit)                                               (1,175,217)           (1,101,958)
                                                                        -------------         -------------
      Total Stockholders' Equity                                           16,990,262            16,944,758
                                                                        -------------         -------------
                                                                        $  26,382,125         $  25,709,688
                                                                        =============         =============

         See accompanying notes to consolidated financial statements.

                         ADVANCED NUTRACEUTICALS, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)

                                                            Three Months
                                                         Ended December 31,
                                                       ----------------------
                                                       2001              2000
                                                       ----              ----
Net sales                                          $   5,147,150     $   4,921,647
Cost of sales                                          3,461,740         3,416,788
                                                   -------------     -------------
Gross profit                                           1,685,410         1,504,859

General and administrative expenses                    1,591,112         1,332,240
                                                   -------------     -------------

Operating income (loss)                                   94,298           172,619
                                                   -------------     -------------

Other income (expense):
   Interest expense, net                                (168,035)         (246,998)
   Other, net                                                478             9,592
                                                   -------------     -------------
                                                        (167,557)         (237,406)
                                                   -------------     -------------
Income (loss) from continuing operations
   before income tax expense                             (73,259)          (64,787)

Income tax expense                                            --            25,000
                                                   -------------     -------------

Loss from continuing operations                          (73,259)          (89,787)

Income from discontinued operations, net of tax               --           672,709
                                                   -------------     -------------

Net income (loss)                                        (73,259)          582,922
                                                   -------------     -------------

Other comprehensive income (loss):
   Foreign currency translation adjustment                    --           (44,266)
                                                   -------------     -------------

Total comprehensive income (loss)                  $     (73,259)    $     538,656
                                                   =============     =============

Basic income (loss) per common share:
   Income (loss) from continuing operations        $        (.04)    $        (.04)
   Income (loss) from discontinued operations                 --               .33
                                                   -------------     -------------

      Net income (loss)                            $        (.04)    $         .29
                                                   =============     =============

Diluted income (loss) per common share:
   Income (loss) from continuing operations        $        (.04)    $        (.04)
   Income (loss) from discontinued operations                 --               .33
                                                   -------------     -------------

      Net income (loss)                            $        (.04)    $         .29
                                                   =============     =============

Weighted average common shares outstanding:
   Basic                                               2,068,646         2,004,966
   Diluted                                             2,068,646         2,005,788
                                                   =============     =============

         See accompanying notes to consolidated financial statements.

                         ADVANCED NUTRACEUTICALS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Three Months
                                                                      Ended December 31,
                                                                 ----------------------------
                                                                     2001            2000
                                                                     ----            ----
Net cash used in operating activities - continuing operations    $   (520,427)   $   (181,015)
Net cash provided by (used in) investing activities                   (78,422)       (264,221)
Net cash provided by financing activities                             210,869         215,189
                                                                 ------------    ------------
 Net increase (decrease) in cash and cash equivalents                (387,980)       (230,047)
Cash and cash equivalents at beginning of period                      781,847         696,741
                                                                 ------------    ------------
Cash and cash equivalents at end of period                       $    393,867    $    466,694
                                                                 ============    ============

Net cash provided by operating activities -
 discontinued operations                                         $         --    $  1,106,421
                                                                 ============    ============

          See accompanying notes to consolidated financial statements

                         ADVANCED NUTRACEUTICALS, INC.
                       NOTES FOR CONSOLIDATED STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Advanced Nutraceuticals, Inc. (the "Company" or "ANI") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2001, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K. The results of operations for the period ended December 31, 2001 are not necessarily an indication of operating results for the full year.

NOTE 1 - SALE OF NUTRITION FOR LIFE INTERNATIONAL, INC. - DISCONTINUED
OPERATIONS

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

   Certain information with respect to the discontinued operations of NFLI for the period ended December 31, 2000 follows:

      Net sales                                           $  12,313,513
      Cost of sales                                           7,751,485
                                                            -----------
      Gross profit                                            4,562,028

      Operating expenses                                      4,167,923
      Other income (expense)                                    (10,786)
                                                            -----------

      Income (loss) before income tax benefit                   383,319
      Income tax expense (benefit)                             (289,390)
                                                            -----------
      Income (loss) from discontinued operations, net     $     672,709
                                                            ===========


NOTE 2 - GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that business combinations initiated subsequent to June 30, 2001 must be accounted for by using the purchase method of accounting. SFAS No. 142 supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," however, the new statement will carry forward provisions in APB Opinion No. 17 related to internally developed intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.

Under SFAS 142, goodwill and other indefinite lived intangible assets must be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Early adoption of SFAS No. 142 is allowed for those companies with fiscal years beginning after March 15, 2001. The Company has adopted and applied SFAS No. 142 as of October 1, 2001, the beginning of the Company's Fiscal Year 2002. Pursuant to the transition provisions of SFAS No. 142, the Company has six months from the date of adoption to perform a comparison of the fair value of each of its reporting units with its carrying amount, including goodwill, as of the beginning of the year. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired. Should the carrying value exceed the reporting unit's fair value, a calculation of the implied fair value of the reporting unit's goodwill will be made and compared to the carrying amount of the goodwill before the end of the year. If it is determined that goodwill was impaired at October 1, 2001, the Company must immediately recognize the loss as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20 (retroactive to the first quarter of Fiscal 2002). During the three months ended December 31, 2001, goodwill was increased by $20,913, representing the fair value of 22,014 shares that were issued under the terms of the Bactolac earnout agreement. The following reconciliation illustrates the impact that the adoption of SFAS No. 142 had on the Company's net income and earnings per share:


                                                            Three Months Ended
                                                                 December 31,
                                                             ------------------
                                                              2001        2000
                                                              ----        ----
Net income (loss):
 Reported income (loss) from continuing operations        $  (73,259)  $  (89,787)
 Add: Goodwill amortization                                       --      122,137
                                                          ----------   ----------
 Adjusted income (loss) from continuing operations           (73,259)      32,350
 Income from discontinued operations, net of tax                  --      672,709
                                                          ----------   ----------
 Adjusted net income                                      $  (73,529)  $  705,059
                                                          ==========   ==========
Basic income (loss) per share:
 Reported income (loss) from continuing operations        $    (0.04)  $    (0.04)
 Add: Goodwill amortization                                       --         0.06
                                                          ----------   ----------
 Adjusted net income (loss) from continuing operations         (0.04)        0.02
 Income from discontinued operations, net of tax                  --         0.33
                                                          ----------   ----------
  Adjusted net income (loss)                              $    (0.04)  $     0.35
                                                          ==========   ==========
Diluted income (loss) per share:
 Reported income (loss) from continuing operations        $    (0.04)  $    (0.04)
 Add: Goodwill amortization                                       --         0.06
                                                          ----------   ----------
 Adjusted net income (loss) from continuing operations         (0.04)        0.02
 Income from discontinued operations, net of tax                  --         0.33
                                                          ----------   ----------
  Adjusted net income (loss)                              $    (0.04)  $     0.35
                                                          ==========   ==========
Weighted average shares outstanding:
 Basic                                                     2,068,646    2,004,966
 Diluted                                                   2,068,646    2,005,788

NOTE 3 - INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

Segments

The Company's business segments are divided into distinct manufacturing areas in two geographic locations. Bactolac Pharmaceutical Inc., is a private label contract manufacturer of vitamins and supplements located in Hauppauge, New York. ASHCO, a division of Bactolac, is a contract and private label manufacturer of over-the-counter liquid and powder pharmaceutical products, primarily liquid stomach remedies, located in Gulfport, Mississippi. In August 2001, the

Company organized ANI Pharmaceuticals, Inc. ("ANIP"), as a wholly owned subsidiary of the Company. The Company's operations that have previously been conducted by the ASHCO division are now conducted by ANIP. For ease of reference, ANIP will include both ANI Pharmaceuticals, Inc. and the ASHCO division unless indicated otherwise. The Company determines its segment results consistent with its management reporting and consolidated accounting policies. Selected financial information from the Company's business segments is as follows (ooo's):


                                                          Vitamins and      Pharmaceutical        Corporate \
                                                           Supplements         Products            Overhead        Totals
                                                           ------------        ---------           --------        ------
 Three months ended December 31, 2001:
Net sales                                                   $ 3,073            $ 2,074          $      --        $ 5,147
Gross profit                                                  1,028                657                 --          1,685
General and administrative
   expenses                                                     431                944                216          1,591
Operating income (loss) from
   continuing operations                                        597               (287)              (216)            94
Interest expense                                                 24                123                 20            167
Income (loss) from
   continuing operations before taxes                           573               (410)              (236)           (73)
Capital expenditures                                             56                 23                 --             79
Depreciation and amortization                                    50                135                 --            185
Goodwill                                                      7,518              1,230                 --          8,748
Identifiable assets                                          11,427             12,659              2,296         26,382


Three months ended December 31, 2000:
Net sales                                                   $ 2,543            $ 2,379          $      --        $ 4,922
Gross profit                                                    797                708                 --          1,505
General and administrative
   Expenses (*)                                                 310                711                311          1,332
Operating income (loss) from
   continuing operations                                        487                 (3)              (311)           173
Interest expense                                                 (2)               165                 75            238
Income (loss) from
   continuing operations before taxes                           489               (168)              (386)           (65)
Capital expenditures                                            176                  7                 --            183
Depreciation and amortization                                   106                151                 27            284
Identifiable assets                                          12,777             13,935              6,422         33,134
    (*) Including goodwill amortization - See Note 2

Major Customers

Other than as detailed under export sales, the Company's revenues are generated from customers located in the United States. The following represents customers comprising more than 10% of the Company's net sales from continuing operations:


                    Customer                2001       2000
                    ---------               ----       ----
                    A                       13.0%      38.6%
                    B                       11.8%       0.7%
                    C                        0.0%      34.2%

Foreign Sales

Export sales were approximately $355,000 and $205,000 for the three months ended December 31, 2001 and 2000. The Company has no foreign assets.

NOTE 4 - DEBT AGREEMENTS

During November 2001, an agreement was entered into with the holder of the $1,500,000, note which arose from the Bactolac acquisition, to extend the second $1,000,000 principal and interest payment otherwise due on November 17, 2001, for one year. As part of the agreement, the Company agreed to a conversion option on the deferred principal and interest to allow the holder to convert such amounts into shares of the Company's common stock at the rate of $1.00 per share, during the extension period.

Subsequent to December 31, 2001, ANI received a $250,000, subordinated 7% loan from a company, Cambridge Holdings, Ltd., that is affiliated with ANI's chairman, Greg Pusey. The note matures in one year during January 2003, is convertible at the option of the holder into shares of ANI common stock at $1.00 per share, and also includes a warrant to allow the holder to acquire 50,000 shares of ANI common stock at $1.00 per share, through June 2004. ANI anticipates using the proceeds of the loan as additional working capital.
During the quarter ended March 31, 2002, when the Company records the note obligation, the value associated with the detachable warrant and the conversion feature will be recorded separately from the note liability. Accordingly, this will give rise to additional interest cost above the stated face amount of interest.

NOTE 5 - INCOME TAXES

No income tax benefit was recorded on the loss for the three months ended December 31, 2001, as management of the Company was unable to determine that is was more likely than not that such benefit would be realized.



ITEM 2.

ADVANCED NUTRACEUTICALS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's operations are conducted through two operating subsidiaries; Bactolac Pharmaceutical Inc. ("Bactolac"), a contract manufacturer of nutritional supplements, and ANI Pharmaceuticals, Inc. ("ANIP"), a contract manufacturer of pharmaceutical products.

Net sales for the 2001 period increased $225,000 or 4.6% over the 2000 period. The increase was primarily attributable to a $530,000, increase in the sales of Bactolac, through a number of customers, offset by a $305,000 reduction in the sales of ANIP. The majority of the ANIP decrease was attributable to a $1,682,000 decline in sales to Bayer Corporation offset by a $1,377,000 increase in sales to several new and expanded customers. Bayer Corporation historically represented a significant portion of ANIP's revenue base, and effective January 1, 2001, ANIP completed the final production of Bayer contract production. ANIP is aggressively attempting to expand its customer base to compensate for the loss of the Bayer business. Failure to replace this substantial customer, or the inability to substantially reduce ANIP's operating expenses, would have an adverse effect on the Company's business and operations. Recently ANIP has added several customers, such as Walgreens, K-Mart, Dollar General, Winn Dixie, Kroger and Shurfine, and is in talks with a number of large recognized retailers. The Company had approximately $38,000 in outstanding accounts receivable due from K-Mart, at the time of their bankruptcy filing, which is covered in ANIP's allowance. The impact to net sales from adding these customers is not expected to be felt until the second quarter of the year ending September 30, 2002.

Gross profit for the 2001 period increased to $1,685,000, a $180,000 increase over the 2000 amount. Gross profit as a percentage of net sales increased to 32.7% in 2001, as compared to 30.6% in the 2000 period. Higher sales volumes at the Bactolac operation with minimal increases in fixed production costs resulted in gross profit percentage increasing to 33.5% from 31.3% in the 2000 period. Gross profits at the ANIP operation increased to 31.7% from 29.8% in the 2000 period primarily due to a change in the customer mix, which resulted in higher average selling prices.

Total operating expenses increased to $1,591,000 in 2001, from $1,332,000, in 2000. This represents an increase of $259,000, or 19.4%. The majority of the increase relates to additional personnel costs for quality control and production management personnel at Bactolac and sales and marketing personnel at ANIP.

No income tax benefit was recorded on the loss for the three months ended December 31, 2001, as management of the Company was unable to determine that is was more likely than not that such benefit would be realized.


Liquidity and Capital Resources

The Company meets its working capital and capital expenditure requirements, including funding for debt repayments, mainly through net cash provided under the Company's revolving line of credit provided through its secured lender as well as the net proceeds in 2001 received from the sale of NFLI. Management believes that the Company's revenue will increase on a quarter to quarter basis, primarily from new customers of ANIP. The revenue increases combined with cost reductions that have been implemented should position the Company to meets its upcoming working capital needs. Management plans to continue to strive to restore profitability and pursue additional financing and equipment leasing opportunities during the current fiscal year. ANI has debt obligations maturing $1,500,000 in November 2002 (of which the holder has the right to convert up to $1,000,000 into common stock of the Company) and an additional $250,000 coming due in January 2003, which was obtained during January 2002, and at the option of the holder, may be converted into common shares of the Company. Depending upon the holders' elections to convert none to all of the amounts convertible, ANI would be required to repay between $500,000 and $1,750,000, plus accrued interest, during November 2002 and January 2003. Both the $1,500,000 and $250,000 loans are subordinated to the senior credit facility. ANI has not reached any agreements with the note holders concerning extending such amounts and does not have alternative financing plans under discussion. The Company intends to have such discussions with the holders and explore alternative financing plans, as the due dates approach.

At December 31, 2001, the Company had working capital of $813,000. Included in current liabilities as of December 31, 2001, is the entire $2,283,000 balance in the credit facility obligation, as the waiver granted by the lender as of December 26, 2001, did not extend beyond one year and therefore the entire amount has been reclassed to a current liability. Borrowings outstanding under the revolving portion of the secured credit facility totaled $1,224,000, with additional borrowings available of approximately $717,000, at that point, based upon accounts receivable and inventory levels.



Operating Activities

Net cash flows from continuing operating activities consumed approximately $520,000 and $181,000 in 2001 and 2000. The net cash flow consumed in 2001, consisted primarily of approximately $995,000 increase in accounts receivable, relating primarily to higher sales in the first quarter ended December 31, 2001 as compared to the quarter ended September 30, 2001, offset by approximately $514,000 in increases to accounts payable and other accrued expenses.

The net cash outflow from continuing operations in 2000, consisted primarily of approximately $586,000 increase in accounts receivable and approximately $191,000 increase in inventories, relating primarily to higher level of sales at the Bactolac operation, net of approximately $363,000 increase in accounts payable and accrued expenses.

Investing Activities

Investing activities from continuing activities consumed approximately $78,000 in 2001. This entire amount was in additions to capital equipment.

Investing activities from continuing activities consumed approximately $264,000 in 2000. Of this amount, $198,000 was used for equipment additions.

Financing Activities

Financing activities from continuing activities generated approximately $211,000 in 2001. This consisted of $243,000 in net borrowings under the Company's credit facility, less $33,000 in principal payments made on long term debt.

Financing activities from continuing activities generated approximately $215,000 in 2000. This consisted mainly of net borrowings under the Company's credit facility, less principal payments made on long term debt.

The Company's revolving credit facility provides for borrowings up to $12,000,000, based upon outstanding amounts of eligible accounts receivable and allowable inventories. Additionally, there is a term loan facility with the secured lender that requires principal payments of $44,000, monthly over the remaining term of the Agreement. Interest on amounts outstanding under the Agreement is payable monthly based upon the lender's index rate plus two and one-half percent. The credit facility is secured by substantially all of the Company's assets. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratio, as well as limitations on capital expenditures. At September 30, 2001, the Company was not in compliance with several covenants under the Agreement and on December 26, 2001, a waiver was obtained from GECC. An update of the waiver was not obtained beyond the December 26, 2001 waiver. Due to the fact that ANI was not in compliance with the terms of the Agreement, and the waiver did not extend beyond one year, the entire amount outstanding under the Agreement has been classified as a current liability on the accompanying consolidated balance sheet as of December 31, 2001. Management of ANI continues to have discussions with the secured lender concerning an amendment to the credit facility. Management believes based on its discussions with such lender that an amendment can be accomplished between now and the end of the Company's second fiscal quarter of 2002, to achieve mutually acceptable compliance conditions. If the Company is not successful in its efforts to amend the Agreement, it could have an adverse effect on the Company's business, financial condition and operations.

In connection with the acquisition of Bactolac, the Company entered into a purchase note totaling $2,500,000, with the selling stockholder. The Bactolac stock purchase note is subordinate to the GECC facility and bears interest at 7%. In November 2001, the Company entered into a new note for the then remaining balance of $1,543,438 (which included accrued interest) payable November 17, 2002. The holder has the right to convert up to $1,000,000 principal, plus accrued interest into shares of the Company's common stock at $1.00 per share.

During January 2002, ANI received a $250,000, subordinated 7% loan from a company, Cambridge Holdings, Ltd., that is affiliated with ANI's chairman, Greg Pusey. The note matures in one year during January 2003, is convertible at the option of the holder into shares of ANI common stock at $1.00 per share, and also includes a warrant to allow the holder to acquire 50,000 shares of ANI common stock at $1.00 per share, through June 2004. ANI anticipates using the proceeds of the loan as additional working capital.

As of December 31, 2001, the Company's balance sheet included a material amount of goodwill. Approximately $9.6 million, or 36% of the Company's total assets as of December 31, 2001, represents intangible assets consisting of goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Due to the newly issued Financial Accounting Standards Board Statement ("FASB") No. 142, the Company no longer deducts goodwill amortization against earnings. The Company adopted Statement No. 142 effective October 1, 2001, which is the first day of Fiscal 2002. For all fiscal years prior to Fiscal 2002, the Company amortized goodwill using a straight-line method over a period of 20 years with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income. Under the new FASB Statement No. 142 and as previously required, the Company must periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, the Company would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the write down of goodwill could have a material and adverse impact upon the Company's net income. During the three months ended December 31, 2001, goodwill was increased by $20,913, representing the fair value of 22,014 shares that were issued under the terms of the Bactolac earnout agreement.

In September 2001 the Company entered into an agreement to acquire certain assets of York Pharmaceuticals, Inc., including equipment and customer list. Although the agreement has expired, the Company is continuing its efforts to conclude the transaction.


Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has recently issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.


SFAS No. 143, Accounting for Asset Retirement Obligations, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company for the fiscal year beginning October 1, 2003 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The Company estimates that the new standard will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is effective for the Company on October 1, 2003, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company estimates that the new standard will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.


Part II Other Information

None

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



                                          ADVANCED NUTRACEUTICALS, INC.
                                                  (Registrant)



         Dated: February 14, 2002        By:    /s/ Jeffrey G. McGonegal
                                            ------------------------------------
                                                  Jeffrey G. McGonegal
                                              Senior Vice President - Finance
                                                and Chief Financial Officer