Form 10-Q
period 2002-03-31
ADVANCED NUTRACEUTICALS INC/TX
filed 2002-05-09
CIK 913614

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

Commission file number 0-26362

ADVANCED NUTRACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Texas	76-0642336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 South University Blvd., Unit 14
Denver, CO 80209
(Address of Principal Executive Offices)

(303) 722-4008
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of May 6, 2002 there were 2,151,989 shares of common stock, $0.01 par value per share, outstanding.

ADVANCED NUTRACEUTICALS, INC.

INDEX

		Page
PART 1—Financial Information

Item 1.	Financial Statements

	Advanced Nutraceuticals, Inc.

	Consolidated Balance Sheets March 31, 2002 and September 30, 2001	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Six Months Ended March 31, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows For the Six Months Ended March 31, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

PART II—Other Information

Item 6.	Exhibits and Reports on Form 8-K	12

Signatures		12

ADVANCED NUTRACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
	March 31, 2002	September 30, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$821,066	$781,847
Receivables	4,500,664	2,978,698
Inventories	1,900,385	1,734,395
Deferred tax asset	181,232	181,232
Notes receivable	782,504	1,150,000
Prepaid expenses and other assets	293,915	97,228

Total Current Assets	8,479,766	6,923,400
Property and equipment, net	9,511,772	9,728,865
Goodwill	7,563,913	8,727,553
Note receivable, less current portion	—	10,201
Other assets	441,539	319,669

	$25,996,990	$25,709,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,606,717	$1,892,884
Accrued expenses and other liabilities	565,261	574,056
Credit facility	2,449,480	2,039,454
Notes payable	1,868,519	—
Current portion of long-term debt	58,589	106,708

Total Current Liabilities	7,548,566	4,613,102
Deferred tax liability	181,232	181,232
Long-term debt	2,439,655	3,970,596

Total Liabilities	10,169,453	8,764,930

Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 authorized; none issued	—	—
Common stock; $.01 par value; 20,000,000 shares authorized	21,520	20,270
Additional paid-in capital	18,214,699	18,026,446
Retained earnings (deficit)	(2,408,682)	(1,101,958)

Total Stockholders’ Equity	15,827,537	16,944,758

	$25,996,990	$25,709,688

See accompanying notes to consolidated financial statements.

ADVANCED NUTRACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Net sales	$5,915,265	$4,801,756	$11,062,415	$9,723,403
Cost of sales	3,917,431	3,289,464	7,379,171	6,706,252

Gross profit	1,997,834	1,512,292	3,683,244	3,017,151
General and administrative expenses	1,861,579	1,525,625	3,452,691	2,857,865

Operating income (loss)	136,255	(13,333)	230,553	159,286

Other income (expense):
Interest expense, net	(213,696)	(213,164)	(381,731)	(460,162)
Other, net	28,529	1,174	29,007	10,766

	(185,167)	(211,990)	(352,724)	(449,396)

Loss from continuing operations before income tax expense and cumulative effect of accounting change	(48,912)	(225,323)	(122,171)	(290,110)
Income tax expense	0	557,000	0	582,000

Loss from continuing operations before cumulative effect of accounting change	(48,912)	(782,323)	(122,171)	(872,110)
Income from discontinued operations, net of tax	0	358,434	0	1,031,143
Cumulative effect of accounting change	0	0	(1,184,553)	0

Net income (loss)	(48,912)	(423,889)	(1,306,724)	159,033
Other comprehensive income (loss):
Foreign currency translation	0	111,043	0	66,777

Total comprehensive income (loss)	$(48,912)	$(312,846)	$(1,306,724)	$225,810

Basic and Diluted income (loss) per common share:
Loss from continuing operations before cumulative effect of accounting change	$(.02)	$(.39)	$(.06)	$(.43)
Cumulative effect of accounting change	.00	.00	(.56)	.00
Income from discontinued operations	.00	.18	.00	.51

Net income (loss)	$(.02)	$(.21)	$(.62)	$.08

Weighted average common shares outstanding:
Basic and Diluted	2,151,989	2,026,974	2,110,318	2,015,970

See accompanying notes to consolidated financial statements.

ADVANCED NUTRACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2002	2001
Net cash used in operating activities—continuing operations	$(953,591)	$(207,091)
Net cash provided by (used in) investing activities	222,585	(348,113)
Net cash provided by financing activities	770,225	912,017

Net increase (decrease) in cash and cash equivalents	39,219	356,815
Cash and cash equivalents at beginning of period	781,847	696,741

Cash and cash equivalents at end of period	$821,066	$1,053,556

Net cash provided by operating activities—discontinued operations	$0	$1,999,115

See accompanying notes to consolidated financial statements

ADVANCED NUTRACEUTICALS, INC.

NOTES FOR CONSOLIDATED STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Advanced Nutraceuticals, Inc. (the “Company” or “ANI”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2002, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K. The results of operations for the period ended March 31, 2002 are not necessarily an indication of operating results for the full year.

NOTE 1—GOODWILL AND OTHER INTANGIBLE ASSETS

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets” during July 2001. SFAS No. 141 requires that business combinations initiated subsequent to June 30, 2001 must be accounted for by using the purchase method of accounting. SFAS No. 142 supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets,” however, the new statement will carry forward provisions in APB Opinion No. 17 related to internally developed intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill and other indefinite lived intangible assets must be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company has adopted and applied SFAS No. 142 as of October 1, 2001, the beginning of the Company’s Fiscal Year 2002. Pursuant to the transition provisions of SFAS No. 142, the Company had until March 31, 2002, six months from the date of adoption, to perform a comparison of the fair value of each of its reporting units with its carrying amount, including goodwill, as of the beginning of the year. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying value exceeds the reporting unit’s fair value, a calculation of the implied fair value of the reporting unit’s goodwill is made and compared to the carrying amount of the goodwill before the end of the year. Upon determination that goodwill was impaired at October 1, 2001, the Company would immediately recognize the loss as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20 (retroactive to the first quarter of Fiscal 2002). In accordance with SFAS 142, the Company determined it had two reporting units: Bactolac and ANIP. The fair value of the reporting units was determined using a market approach based on peer group analysis, completed transactions and Discounted cash flows. As a result of the adoption of SFAS 142 and the required comparison of implied fair value to the carrying amount of goodwill as a result of continued losses at the Gulfport operation, the Company recorded a one-time noncash charge of approximately $1.2 million to write-off the total amount of its goodwill associated with the operations located in Gulfport, Mississippi. The Company has completed its impairment assessment and the write-down recorded as a cumulative change in accounting principle is deemed final. Such charge is non-operational and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. It was determined that no adjustment of the goodwill associated with the Bactolac segment was required, and accordingly the entire remaining goodwill is associated with Bactolac. During the three months ended December 31, 2001, goodwill was increased by $20,913, representing the fair value of 22,014 shares that were issued under the terms of the Bactolac earnout agreement. The following reconciliation illustrates the pro forma impact that the adoption of SFAS No. 142 would have had on the Company’s net income (loss) and earnings per share had the adoption occurred as of October 1, 2000:

	Periods Ended March 31, 2001
	Three Months		Six Months
Net income (loss):
Reported (loss) from continuing operations		$(782,323)	$(872,110)
Add: Goodwill amortization		77,300	154,600

Adjusted income (loss) from continuing operations		(705,023)	(717,510)
Income from discontinued operations, net of tax		358,434	1,031,143

Adjusted net income (loss)		$(346,589)	$313,633

Basic and Diluted income (loss) per share:
Reported income (loss) from continuing operations		$(0.39)	$(0.43)
Add: Goodwill amortization		0.04	0.08

Adjusted net income (loss) from continuing operations		(0.35)	(0.35)
Income from discontinued operations, net of tax		0.18	0.51

Adjusted net income (loss)	$	(0.17)	$0.16

Weighted average shares outstanding:
Basic and Diluted		2,026,974	2,015,970

NOTE 2—INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

Segments

The Company’s business segments are divided into distinct manufacturing areas in two geographic locations. Bactolac Pharmaceutical Inc., is a private label contract manufacturer of vitamins and supplements located in Hauppauge, New York. ANI Pharmaceuticals, Inc. (“ANIP”) (previously operated as ASHCO, a division of Bactolac), is a contract and private label manufacturer of over-the-counter liquid and powder pharmaceutical products, primarily liquid stomach remedies, located in Gulfport, Mississippi. For ease of reference, ANIP will include both ANI Pharmaceuticals, Inc. and the ASHCO division unless indicated otherwise. The Company determines its segment results consistent with its management reporting and consolidated accounting policies. Selected financial information from the Company’s business segments is as follows (ooo’s):

	Vitamins and Supplements	Pharmaceutical Products	Corporate Overhead	Totals
Six months ended March 31, 2002:
Net sales	$6,431	$4,631	$—	$11,062
Gross profit	2,170	1,513	—	3,683
General and administrative expenses	917	2,122	414	3,453
Operating income (loss) from continuing operations	1,253	(609)	(414)	230
Interest expense	37	273	72	382
Income (loss) from continuing operations before taxes	1,244	(880)	(486)	(122)
Capital expenditures	127	29	—	156
Depreciation and amortization	101	270	1	372
Identifiable assets	12,257	12,109	1,631	25,997

Six months ended March 31, 2001:
Net sales	$5,344	$4,379	$—	$9,723
Gross profit	1,638	1,379	—	3,017
General and administrative Expenses (*)	709	1,475	674	2,858
Operating income (loss) from continuing operations	929	(96)	(674)	159
Interest expense	22	311	127	460
Income (loss) from continuing operations before taxes	916	(405)	(801)	(290)
Capital expenditures	259	7	—	266
Depreciation and amortization	205	302	54	561
Identifiable assets	12,800	12,931	5,931	31,662

(*)	Including goodwill amortization—See Note 1

Major Customers

Other than as detailed under export sales, the Company’s revenues are generated from customers located in the United States. The following represents customers comprising more than 10% of the Company’s net sales from continuing operations for the six month periods ended March 31:

Customer	2002	2001
A	17.1%	16.0%
B	10.1%	2.7%
C	0.0%	24.0%

Foreign Sales

Export sales were approximately $1,387,000 and $626,000 for the six months ended March 31, 2002 and 2001. The Company has no foreign assets.

NOTE 3—DEBT AGREEMENTS

During November 2001, an agreement was entered into with Dr. Pailla Reddy, a director of the Company who is the holder of the $1,500,000, note that arose from the Bactolac acquisition, to extend the second $1,000,000 principal and interest payment otherwise due on November 17, 2001, for one year. As part of the agreement, Dr, Reddy was granted a conversion option on the deferred principal and interest to allow him to convert such amounts into shares of the Company’s common stock at the rate of $1.00 per share, during the extension period.

During January 2002, ANI received a $250,000, subordinated 7% loan from a company, Cambridge Holdings, Ltd., that is affiliated with ANI’s chairman, Greg Pusey. The note matures in one year during January 2003, is convertible at the option of the holder into shares of ANI common stock at $1.00 per share, and also includes a warrant to allow the holder to acquire 50,000 shares of ANI common stock at $1.00 per share, through June 2004. The proceeds of the loan were used as working capital. The approximate $70,700 value associated with the detachable warrant and the conversion feature has been recorded separately from the note liability, as a credit to additional paid-in capital. This allocation will give rise to additional interest cost, above the stated face amount of interest, as the amount is accreted back to the total loan amount over its maturity.

NOTE 4—INCOME TAXES

No income tax benefit was recorded on the loss for the six months ended March 31, 2002, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized.

NOTE 5—SALE OF NUTRITION FOR LIFE INTERNATIONAL, INC.—DISCONTINUED OPERATIONS

On June 13, 2001, ANI completed the sale of its network-marketing subsidiary, Nutrition For Life International, Inc. (“NFLI”), to Everest International, LLC, a privately-held entity. At closing the Company received $3.2 million in cash and a $5 million note payable (“Note”) by NFLI based on a ten-year amortization with quarterly payments for three years and a final balloon payment in June 2004. NFLI entered into a product supply agreement with the Company’s subsidiary, Bactolac Pharmaceutical, Inc. and Bactolac received a $650,000 note from NFLI due in June 2002. As part of the terms of the transaction, Everest paid off the balance outstanding of the Company’s revolving and term debt obligations related to NFLI. The majority of the cash received at closing was used by the Company to reduce debt, with a portion providing working capital. For financial reporting purposes, management of ANI is unable to determine that it is probable that the future cash flows from NFLI’s operations will be sufficient to fund the entire balloon payment required under the terms of the Note. Accordingly, an allowance of approximately $4,262,000 was provided against the face amount of the Note. ANI will account for collections on the Note under the cost recovery method, whereby any future collections are recorded as a reduction of the balance recorded for the Note (after the allowance). Additional collections above that amount are recorded as income as collected. NFLI develops products that are designed for health-conscious consumers, and sells those products to consumers through its network of independent distributors. As a result of the sale of NFLI, the Company’s consolidated financial statements and related notes thereto have been restated to present the operations of NFLI as discontinued operations.

Certain information with respect to the discontinued operations of NFLI for the period ended March 31, 2001 follows:

Net sales	$23,124,059
Cost of sales	15,056,735

Gross profit	8,067,324
Operating expenses	7,481,674
Other income (expense)	(363,685)

Income before income tax benefit	221,965
Income tax expense (benefit)	(809,178)

Income (loss) from discontinued operations, net	$1,031,143

ITEM 2.

ADVANCED NUTRACEUTICALS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s operations are conducted through two operating subsidiaries; Bactolac Pharmaceutical Inc. (“Bactolac”), a contract manufacturer of nutritional supplements, and ANI Pharmaceuticals, Inc. (“ANIP”), a contract manufacturer of pharmaceutical products.

Net sales for the 2002 period increased $1,339,000 or 13.8% over the 2001 period. The increase was primarily attributable to a $1,087,000, increase in the sales of Bactolac, through a number of customers, combined with a $252,000 increase in the sales at ANIP. The ANIP increase was attributable to a $2,586,000 increase in sales to several new and expanded customers offset by a $2,334,000 decline in sales to Bayer Corporation. Bayer Corporation historically represented a significant portion of ANIP’s revenue base, and during January 2001, ANIP completed the final production of Bayer contract production. ANIP continues to aggressively attempt to expand its customer base to compensate for the loss of the Bayer business. Failure to generate sufficient revenues to replace this substantial customer, or the inability to substantially reduce ANIP’s operating expenses, would have an adverse effect on the Company’s business and operations. Recently ANIP has added several customers, such as Walgreens, K-Mart, Dollar General, Winn Dixie, Kroger and Shurfine, and is in talks with a number of large recognized retailers. The Company has approximately $38,000 in outstanding accounts receivable due from K-Mart, at the time of their bankruptcy filing, which is covered in ANIP’s allowance. The impact on net sales by adding these “private-label” customers added approximately $1,120,000 to revenues for the six months ended March 31, 2002, of which approximately $640,000 occurred during the second quarter of the year ending September 30, 2002.

Gross profit for the 2002 period increased to $3,683,000, a $666,000 increase over the 2001 amount. Gross profit as a percentage of net sales increased to 33.3% in 2002, as compared to 31.0% in the 2001 period. Higher sales volumes at the Bactolac operation with minimal increases in fixed production costs resulted in gross profit percentage increasing to 33.8% from 30.7% in the 2001 period. Gross profits at the ANIP operation increased to 32.7% from 31.5% in the 2001 period primarily due to a change in the customer mix, which resulted in higher average selling prices.

Total operating expenses increased to $3,453,000 in 2002, from $2,858,000, in 2001. This represents an increase of $595,000, or 20.8%. The majority of the increase relates to additional personnel costs for quality control and production management personnel at Bactolac and sales and marketing personnel and related costs at ANIP.

No income tax benefit was recorded on the loss for the six months ended March 31, 2002, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized.

Liquidity and Capital Resources

The Company meets its working capital and capital expenditure requirements, including funding for recurring debt repayments, mainly through net cash provided under the Company’s revolving line of credit provided through its secured lender as well as since June 2001, the net proceeds received from the sale of its former subsidiary, NFLI. Management believes that the Company’s revenue should increase on a quarter-to-quarter basis, primarily from continued expansion of the Bactolac business and new customers of ANIP. The revenue increases combined with cost efficiencies that have been implemented should position the Company to meets its upcoming working capital needs. Management plans to continue to strive to restore profitability and pursue additional financing and equipment leasing opportunities during the current fiscal year. ANI has debt obligations maturing $1,500,000 in November 2002 (of which the holder has the right to convert up to $1,000,000 into common stock of the Company) and an additional $250,000 coming due in January 2003, which was obtained during January 2002, and at the option of the holder, may be converted into common shares of the Company. Depending upon the holders’ elections to convert none to all of the amounts convertible, ANI would be required to repay between $500,000 and $1,750,000, plus accrued interest, during the period from November 2002 to January 2003. Both the $1,500,000 and $250,000 loans are subordinated to the senior credit facility. ANI has not reached any agreements with the note holders concerning extending the maturity dates and does not have alternative financing plans under discussion. The Company intends to have discussions with the holders regarding conversion and extension and explore alternative financing plans.

At March 31, 2002, the Company had working capital of $931,000. Included in current liabilities as of March 31, 2002, is the entire $2,449,000 balance in the credit facility obligation, as the waiver granted by the lender as of December 26, 2001, did not extend beyond one year and therefore the entire amount has been reclassed to a current liability. Borrowings outstanding under the revolving portion of the secured credit facility totaled $1,522,000, with additional borrowings available of approximately $553,000, at that point, based upon accounts receivable and inventory levels.

Operating Activities

Net cash flows from continuing operating activities consumed approximately $954,000 and $207,000 in 2002 and 2001. The net cash flow consumed in 2002, consisted primarily of approximately $1,548,000 increase in accounts receivable, relating primarily to higher sales in the period ended March 31, 2002 as compared to the comparable period ended September 30, 2001. This was offset by approximately $803,000 in increases to accounts payable and accrued expenses.

The net cash outflow from continuing operations in 2001, consisted primarily of approximately $930,000 decrease in accounts receivable, net of approximately $202,000 decrease in accounts payable and accrued expenses. Non-cash depreciation and amortization for the period was $561,000.

Investing Activities

Investing activities from continuing activities generated approximately $223,000 in 2002. This consisted of $378,000 collected on the NFLI Note Receivable, net of $155,000 used for additions to capital equipment.

Investing activities from continuing activities consumed approximately $348,000 in 2001. The majority of this amount was used for additions to capital equipment.

Financing Activities

Financing activities from continuing activities generated approximately $770,000 in 2002. This consisted of $410,000 in net borrowings under the Company’s credit facility and $390,000 in new borrowings, net of $30,000 in principal payments made on the long-term mortgage.

Financing activities from continuing activities generated approximately $912,000 in 2001. This consisted mainly of net borrowings under the Company’s credit facility, less principal payments made on long term debt.

The Company’s revolving credit facility provides for borrowings up to $12,000,000, based upon outstanding amounts of eligible accounts receivable and allowable inventories. Additionally, there is a term loan facility with the secured lender that requires principal payments of $44,000, monthly over the remaining term of the Agreement, followed by a balloon payment of approximately $575,000 at the November 2002 maturity of the agreement. Interest on amounts outstanding under the Agreement is payable monthly based upon the lender’s index rate plus two and one-half percent. The credit facility is secured by substantially all of the Company’s assets. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratio, as well as limitations on capital expenditures. At September 30, 2001, the Company was not in compliance with several covenants under the Agreement and on December 26, 2001, a waiver was obtained from GECC. An update of the waiver was not obtained beyond the December 26, 2001 waiver. Due to the fact that ANI was not in compliance with the terms of the Agreement, and the waiver did not extend beyond one year, the entire amount outstanding under the Agreement has been classified as a current liability on the accompanying consolidated balance sheet as of March 31, 2002. Management of ANI continues to have discussions with the secured lender concerning an amendment to the credit facility. Management believes based on its discussions with such lender that an amendment can be accomplished between now and the end of the Company’s fiscal year end 2002, to achieve mutually acceptable compliance conditions. It is currently anticipated that such an amendment would also include a mutually agreeable extension of the Agreement, as well as provision for “re-loading” of the term loan facility. If the Company is not successful in its efforts to amend and extent the Agreement, or secure an alternative lender, it could have a material adverse effect on the Company’s business, financial condition and operations.

During November 2001, an agreement was entered into with Dr. Pailla Reddy, a director of the Company who is the holder of the $1,500,000, note that arose from the Bactolac acquisition, to extend the second $1,000,000 principal and interest payment otherwise due on November 17, 2001, for one year. As part of the agreement, Dr, Reddy was granted a conversion option on the deferred principal and interest to allow him to convert such amounts into shares of the Company’s common stock at the rate of $1.00 per share, during the extension period.

During January 2002, ANI received a $250,000, subordinated 7% loan from a company, Cambridge Holdings, Ltd., that is affiliated with ANI’s chairman, Greg Pusey. The note matures in one year during January 2003, is convertible at the option of the holder into shares of ANI common stock at $1.00 per share, and also includes a warrant to allow the holder to acquire 50,000 shares of ANI common stock at $1.00 per share, through June 2004. The proceeds of the loan were used as working capital. The approximate $70,700 value associated with the detachable warrant and the conversion feature has been recorded separately from the note liability, as a credit to additional paid-in capital. This allocation will give rise to additional interest cost, above the stated face amount of interest, as the amount is accreted back to the total loan amount over its maturity.

As of March 31, 2002, the Company’s balance sheet included a material amount of goodwill. Approximately $7.6 million (after the $1.2 million write-down), or 29% of the Company’s total assets as of March 31, 2002, represents intangible assets consisting of goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Due to the newly issued Financial Accounting Standards Board Statement (“FASB”) No. 142, which the Company adopted as of October 1, 2001, the Company no longer deducts goodwill amortization against earnings. For all fiscal years prior to Fiscal 2002, the Company amortized goodwill using a straight-line method over a period of 20 years with the amount amortized in a particular period constituting a non-cash expense that reduced the Company’s net income. Under the new FASB Statement No. 142 and as previously required, the Company must periodically evaluate the recoverability of goodwill by reviewing the implied fair value of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. In accordance with SFAS 142, the Company determined it had two reporting units: Bactolac and ANIP. The fair value of the reporting units was determined using a market approach based on peer group analysis, completed transactions and Discounted cash flows. As discussed in Note 1 the Company recorded a one-time noncash charge of approximately $1.2 million to reduce the carrying value of the goodwill associated with the Gulfport, MS operations, as of October 1, 2001. It was determined that no adjustment of the goodwill associated with the Bactolac segment was required, and accordingly the entire remaining goodwill is associated with Bactolac. During the three months ended December 31, 2001, goodwill was increased by $20,913, representing the fair value of 22,014 shares that were issued under the terms of the Bactolac earnout agreement.

During September 2001 the Company had entered into an agreement to acquire certain assets of York Pharmaceuticals, Inc., including equipment and customer list. Although the agreement has expired, the Company is continuing its efforts to conclude the transaction.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has recently issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company for the fiscal year beginning October 1, 2003 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The Company estimates that the new standard will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.

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

PART II    OTHER INFORMATION

I tem 6.    Exhibits and Reports on Form 8-K

None

ADVANCED NUTRACEUTICALS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED NUTRACEUTICALS, INC. (Registrant)

By:	/s/ JEFFREY G. MCGONEGAL
Jeffrey G. McGonegal Senior Vice President—Finance and Chief Financial Officer

Dated:  May 9, 2002