Form 10-Q
period 2002-06-30
ADVANCED NUTRACEUTICALS INC/TX
filed 2002-08-14
CIK 913614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2002
                                                 -------------


                         Commission file number 0-26362
                                                -------


                          ADVANCED NUTRACEUTICALS, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Texas                                      76-0642336
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                       106 South University Blvd., Unit 14
                                Denver, CO 80209
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (303) 722-4008
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X  Yes            No
                                     ---            ---


               As of June 30, 2002 there were 2,151,989 shares of
              common stock, $0.01 par value per share, outstanding.

ADVANCED NUTRACEUTICALS, INC.
Index

                         PART 1 - Financial Information

                                                                        Page
                                                                        ----
     Item 1. Financial Statements

               Advanced Nutraceuticals, Inc.

               Consolidated Balance Sheets
                    June 30, 2002 and September 30, 2001                   3

               Consolidated Statements of Operations and
                    Comprehensive Income (Loss) For the Three
                    and Nine Months Ended June 30, 2002 and 2001           4

               Condensed Consolidated Statements of Cash Flows
                    For the Nine Months Ended June 30, 2002 and 2001       5

               Notes to Consolidated Financial Statements                  6

     Item 2.   Management's  Discussion  and Analysis of Financial
               Condition and Results of Operations                         9

                         PART II - Other Information

     Item 6. Exhibits and Reports on Form 8-K                             13

          Signatures                                                      13

                          ADVANCED NUTRACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                    June 30,      September 30,
                                                     2002             2001
                                                  ------------    ------------
                                                  (Unaudited)
                        ASSETS
                        ------

Current Assets:
    Cash and cash equivalents                     $    544,085    $    781,847
    Receivables                                      4,431,087       2,978,698
    Inventories                                      1,892,501       1,734,395
    Deferred tax asset                                 181,232         181,232
    Notes receivable                                   782,504       1,150,000
    Prepaid expenses and other assets                  212,710          97,228
                                                  ------------    ------------
       Total Current Assets                          8,044,119
                                                                     6,923,400

Property and equipment, net                          9,354,660       9,728,865
Goodwill                                             7,563,913       8,727,553
Note receivable, less current portion                     --            10,201
Other assets                                           230,355         319,669
                                                  ------------    ------------
                                                  $ 25,193,047    $ 25,709,688
                                                  ============    ============


       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current Liabilities:
    Accounts payable                              $  2,728,938    $  1,892,884
    Accrued expenses and other liabilities             685,199         574,056
    Credit facility                                  2,364,815       2,039,454
    Notes payable - related parties                  1,714,630            --
    Current portion of long-term debt                   59,505         106,708
                                                  ------------    ------------
            Total Current Liabilities                7,553,087
                                                                     4,613,102

Deferred tax liability                                 181,232         181,232
Long-term debt                                       2,424,558       3,970,596
                                                  ------------    ------------
           Total Liabilities                        10,158,877       8,764,930
                                                  ------------    ------------

Commitments and contingencies                             --              --

Stockholders' Equity:
    Preferred stock, $.001 par value; 1,000,000
        authorized; none outstanding                      --              --
    Common stock; $.01 par value; 20,000,000
        shares authorized                               21,520          20,270
    Additional paid-in capital                      18,214,699
                                                                    18,026,446
    Retained earnings (deficit)                     (3,202,049)     (1,101,958)
                                                  ------------    ------------
           Total Stockholders' Equity               15,034,170      16,944,758
                                                  ------------    ------------

                                                  $ 25,193,047    $ 25,709,688
                                                  ============    ============

          See accompanying notes to consolidated financial statements.


                          ADVANCED NUTRACEUTICALS, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                                  Three Months                     Nine Months
                                                                 Ended June 30,                  Ended June 30,
                                                          ----------------------------    ----------------------------
                                                             2002             2001            2002             2001
                                                          ------------    ------------    ------------    ------------
Net sales                                                 $  5,117,559    $  4,702,220    $ 16,179,974      14,425,624
Cost of sales                                                3,917,581       3,336,385      11,296,752      10,042,637
                                                          ------------    ------------    ------------    ------------

Gross profit                                                 1,199,978       1,365,835       4,883,222       4,382,987

General and administrative expenses                          1,573,138       1,529,431       5,025,829       4,387,297
Terminated acquisition costs                                   216,207               0         216,207               0
                                                          ------------    ------------    ------------    ------------


Operating income (loss)                                       (589,367)       (163,596)       (358,814)         (4,310)
                                                          ------------    ------------    ------------    ------------

Other income (expense):
       Interest expense, net                                  (185,627)       (203,125)       (567,358)       (663,286)
       Other, net                                              (18,376)          1,155          10,634          11,920
                                                          ------------    ------------    ------------    ------------

                                                              (204,003)       (201,970)       (556,724)       (651,366)
                                                          ------------    ------------    ------------    ------------

Loss from continuing operations before income tax
     expense and cumulative effect of accounting change       (793,370)       (365,566)       (915,538)       (655,676)

Income tax expense (benefit)                                         0        (116,000)              0        (130,000)
                                                          ------------    ------------    ------------    ------------

Loss from continuing operations before cumulative
     effect of accounting change                              (793,370)       (249,566)       (915,538)       (525,676)
Income from discontinued operations, net of tax                      0         469,580               0         904,723
Cumulative effect of accounting change                               0               0      (1,184,553)              0
                                                          ------------    ------------    ------------    ------------


Net income (loss)                                             (793,370)        220,014      (2,100,091)        379,047
Other comprehensive income (loss)                                    0               0               0               0
                                                          ------------    ------------    ------------    ------------

Total comprehensive income (loss)                         $   (793,370)   $    220,014    $ (2,100,091)   $    379,047
                                                          ============    ============    ============    ============


Basic and Diluted income (loss) per common share:
       Loss from continuing operations before
            cumulative effect of accounting change        $       (.37)  $        (.12)   $       (.43)   $       (.26)
       Cumulative effect of accounting change                     --              --              (.56)           --
       Income (loss) from discontinued operations                 --               .22            --               .44
                                                          ------------    ------------    ------------    ------------

       Net income (loss)                                  $       (.37)   $        .10    $       (.99)   $        .18
                                                          ============    ============    ============    ============


Weighted average common shares outstanding-
            Basic and diluted                                2,151,989       2,098,325       2,112,665       2,058,135
                                                          ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                          ADVANCED NUTRACEUTICALS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      Nine Months
                                                                                    Ended June 30,
                                                                              --------------------------
                                                                                 2002            2001
                                                                              -----------    -----------
Net cash provided by (used in) operating activities - continuing operations   $(1,037,349)   $   351,887
Net cash provided by (used in) investing activities                               192,738      2,654,944
Net cash provided by (used in) financing activities                               606,849     (2,052,239)
Effect of exchange rates on cash                                                        0        (77,670)
                                                                              -----------    -----------

Net increase (decrease) in cash and cash equivalents                             (237,762)       876,922
Cash and cash equivalents at beginning of period                                  781,847        696,741
                                                                              -----------    -----------
Cash and cash equivalents at end of period                                    $   544,085    $ 1,573,663
                                                                              ===========    ===========

           See accompanying notes to consolidated financial statements

                          ADVANCED NUTRACEUTICALS, INC.
                        NOTES FOR CONSOLIDATED STATEMENTS


INTERIM FINANCIAL STATEMENTS


The accompanying financial statements of Advanced Nutraceuticals, Inc. (the "Company" or "ANI") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2002, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K. The results of operations for the period ended June 30, 2002 are not necessarily an indication of operating results for the full year.


NOTE 1--GOODWILL AND OTHER INTANGIBLE ASSETS

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" during July 2001. SFAS No. 141 requires that business combinations initiated subsequent to June 30, 2001 must be accounted for by using the purchase method of accounting. SFAS No. 142 supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," however; the new statement will carry forward provisions in APB Opinion No. 17 related to internally developed intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill and other indefinite lived intangible assets must be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company has adopted and applied SFAS No. 142 as of October 1, 2001, the beginning of the Company's Fiscal Year 2002. Pursuant to the transition provisions of SFAS No. 142, the Company had until March 31, 2002, six months from the date of adoption, to perform a comparison of the fair value of each of its reporting units with its carrying amount, including goodwill, as of the beginning of the year. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying value exceeds the reporting unit's fair value, a calculation of the implied fair value of the reporting unit's goodwill is made and compared to the carrying amount of the goodwill before the end of the year. Upon determination that goodwill was impaired at October 1, 2001, the Company would immediately recognize the loss as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20 (retroactive to the first quarter of Fiscal 2002). In accordance with SFAS 142, the Company determined it had two reporting units: Bactolac and ANIP. The fair value of the reporting units was determined using a market approach based on peer group analysis, completed transactions and discounted cash flows. As a result of the adoption of SFAS 142 and the required comparison of implied fair value to the carrying amount of goodwill as a result of continued losses at the Gulfport operation, as of October 1, 2001, the Company recorded a one-time noncash charge of approximately $1.2 million to write-off the total amount of its goodwill associated with ANIP's operations located in Gulfport, Mississippi. The Company has completed its impairment assessment and the write-down recorded as a cumulative change in accounting principle is deemed final. Such charge is non-operational and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. It was determined that no adjustment of the goodwill associated with the Bactolac segment was required, and accordingly the entire remaining goodwill is associated with Bactolac. During the three months ended December 31, 2001, goodwill was increased by $20,913, representing the fair value of 22,014 shares that were issued under the terms of the Bactolac earnout agreement. The following reconciliation illustrates the pro forma impact that the adoption of SFAS No. 142 would have had on the Company's net income (loss) and earnings per share had the adoption occurred as of October 1, 2000:

                                                           Periods Ended June 30, 2001
                                                           --------------------------
                                                           Three Months   Nine Months
                                                           -----------    -----------
Net income (loss):
   Reported income (loss) from continuing operations       $  (249,566)   $  (525,676)
   Add: Goodwill amortization                                   77,300        231,900
                                                           -----------    -----------

   Adjusted income (loss) from continuing operations          (172,266)      (293,776)

   Income from discontinued operations, net of tax             469,580        904,723
                                                           -----------    -----------


   Adjusted net income (loss)                              $   297,314    $   610,947

Basic and Diluted income (loss) per share:
   Reported income (loss) from continuing operations       $     (0.12)   $     (0.26)
   Add: Goodwill amortization                                     0.04           0.11
                                                           -----------    -----------

   Adjusted net income (loss) from continuing operations   $     (0.08)   $     (0.15)
   Income from discontinued operations, net of tax                0.22           0.44
                                                           -----------    -----------

   Adjusted net income (loss)                              $      0.14    $      0.29
                                                           -----------    -----------
Weighted average shares outstanding:
   Basic and Diluted                                         2,098,325      2,058,135

NOTE 2--INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

     Segments

     The Company's business segments are divided into distinct manufacturing areas in two geographic locations. Bactolac Pharmaceutical Inc. ("Bactolac"), is a private label contract manufacturer of vitamins and supplements located in Hauppauge, New York. ANI Pharmaceuticals, Inc. ("ANIP") (previously operated as ASHCO, a division of Bactolac), is a contract and private label manufacturer of over-the-counter liquid and powder pharmaceutical products, primarily liquid stomach remedies, located in Gulfport, Mississippi. For ease of reference, ANIP will include both ANI Pharmaceuticals, Inc. and the ASHCO division unless indicated otherwise. The Company determines its segment results consistent with its management reporting and consolidated accounting policies. Selected financial information from the Company's business segments is as follows (ooo's):

                                        Vitamins
                                          and        Pharmaceutical     Corporate\
                                       Supplements      Products         Overhead          Totals
                                       -----------    -------------     ----------        --------
Nine months ended June 30, 2002:
Net sales                               $  9,413        $  6,767         $   --           $ 16,180
Gross profit                               3,109           1,774             --              4,883

General and administrative
   expenses                                1,370           3,223              649            5,242
Operating income (loss) from
   continuing operations                   1,739          (1,449)            (649)            (359)

Interest expense                              49             397              121              567
Income (loss) from
   continuing operations before
   taxes                                   1,719          (1,864)            (771)            (916)
Capital expenditures                         139              46             --                185
Depreciation and amortization                151             406                2              559
Identifiable assets                       12,372          11,817            1,004           25,193


Nine months ended June 30, 2001:
Net sales                               $  8,560        $  5,866         $   --           $ 14,426
Gross profit                               2,626           1,757             --              4,383
General and administrative
   expenses (*)                            1,376           2,211              800            4,387
Operating income (loss) from
   continuing operations                   1,250            (454)            (800)              (4)
Interest expense                              50             413              200              663
Income (loss) from
   continuing operations before            1,212            (868)          (1,000)            (656)
   taxes
Capital expenditures                         642              65                3              710
Depreciation and amortization                247             436               54              737
Identifiable assets                       11,872          12,918            3,960           28,750

    (*) Including goodwill amortization - See Note 2

Major Customers

Other than as detailed under export sales, the Company's revenues are generated from customers located in the United States. The following represents customers comprising more than 10% of the Company's net sales from continuing operations for the nine-month period ending June 30:

                  Customer.                          2002              2001
                  --------                           ----              ----

                     A                               17.7%            13.0%
                     B                               12.1%             4.7%
                     C                                0.0%            16.4%

Foreign Sales

Export sales were approximately $1,497,000 and $1,524,000 for the nine months ended June 30, 2002 and 2001. The Company has no foreign assets.

NOTE 3 - DEBT AGREEMENTS

     During November 2001, an agreement was entered into with Dr. Pailla Reddy, a director of the Company who is the holder of the $1,500,000, note that arose from the Bactolac acquisition, to extend the second $1,000,000 principal and interest payment otherwise due on November 17, 2001, for one year. As part of the agreement, Dr, Reddy was granted a conversion option on the deferred principal and interest to allow him to convert such amounts into shares of the Company's common stock at the rate of $1.00 per share, during the extension period.

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

     During July 2002, ANI borrowed $175,000 from Glenwood Capital Partners I, LP, a partnership managed by Randall D. Humphreys, a director of the Company. The 7% note matures in one year, and is convertible at the option of the holder into shares of ANI common stock at $1.00 per share. Additionally, a warrant was issued to allow Glenwood to acquire 35,000 shares of ANI Common Stock at $1.00 per share through January 2005, and it was agreed ANI would issue up to a maximum of 178,114 shares of Common Stock if certain pre-tax earnings of ANIP are achieved. If ANIP has pre-tax income greater than $850,000 in fiscal 2003 or $1,520,000 in fiscal 2004, ANI will issue 0.75 shares of ANI common stock to Glenwood for each $1.00 greater than the threshold amounts, subject to the 178,114 shares maximum. The approximate $49,500 value associated with the detachable warrant and the conversion feature will be recorded separately from the note liability, as a credit to additional paid-in capital. This allocation will give rise to additional interest cost, above the stated face amount of interest, as the amount is accreted back to the total loan amount over its maturity.

NOTE 4 - TERMINATED ACQUISITION COSTS

     During September 2001 the Company had entered into an agreement to acquire certain assets of York Pharmaceuticals, Inc. ("York"), including equipment and customer list. Following the expiration of the agreement, the Company continued to negotiate with the York stockholders to attempt to conclude a transaction. The Company was unable to finalize an acceptable agreement and the parties agreed to terminate further discussions. As a result of the termination, approximately $216,000 in accumulated acquisition related expenses were written off in the quarter ended June 30, 2002.

NOTE 5 - INCOME TAXES

     No income tax benefit was recorded on the loss for the nine months ended June 30, 2002, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized.

NOTE 6 - SALE OF NUTRITION FOR LIFE INTERNATIONAL, INC. -DISCONTINUED OPERATIONS

     On June 13, 2001, ANI completed the sale of its network-marketing subsidiary, Nutrition For Life International, Inc. ("NFLI"), to Everest International, LLC, a privately-held entity. At closing the Company received $3.2 million in cash and a $5 million note ("Note") payable by NFLI based on a ten-year amortization with quarterly payments for three years and a final balloon payment in June 2004. NFLI entered into a product supply agreement with the Company's subsidiary, Bactolac Pharmaceutical, Inc. and Bactolac received a $650,000 note from NFLI due in June 2002. As part of the terms of the transaction, Everest paid off the balance outstanding of the Company's revolving and term debt obligations related to NFLI. The majority of the cash received at closing was used by the Company to reduce debt, with a portion providing working capital. For financial reporting purposes, management of ANI is unable to determine that it is probable that the future cash flows from NFLI's operations will be sufficient to fund the entire balloon payment required under the terms of the Note. Accordingly, an allowance of approximately $4,262,000 was provided against the face amount of the Note. ANI will account for collections on the Note under the cost recovery method, whereby any future collections are recorded as a reduction of the balance recorded for the Note (after the allowance). Additional collections above that amount are recorded as income as collected. NFLI develops products that are designed for health-conscious consumers, and sells those products to consumers through its network of independent distributors. As a result of the sale of NFLI, the Company's consolidated financial statements and related notes thereto have been restated to present the operations of NFLI as discontinued operations.

     During the three months ended June 30, 2002, NFLI notified ANI that it believed it was due approximately $573,000 for reimbursement of prior expenses. ANI believes that NFLI's claims are without merit and have so notified NFLI. NFLI is past due in payment of its $650,000 Note to Bactolac and Bactolac has notified NFLI that it is in default of that note. NFLI made the approximate $186,000, quarterly payment due June 30, 2002, on the $5.0 million Note to ANI.

Certain information with respect to the discontinued operations of NFLI through the date of sale follows (ooo's):


           Net sales                                               $   32,039
           Cost of sales                                               20,439
                                                                   ----------

           Gross profit                                                11,600
           Operating expenses                                          11,386
           Other income (expense)                                        (45)
                                                                   ----------

           Income (loss) before income tax benefit                        169
           Income tax expense (benefit)                                  (736)
                                                                   ----------

           Income (loss) from discontinued operations, net         $      905
                                                                   ==========


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

     Net sales for the 2002 period increased $1,754,000 or 12.2% over the 2001 period. The increase was attributable to an $853,000, increase in the sales of Bactolac, through a number of customers, combined with a $902,000 increase in the sales at ANIP. The ANIP increase was attributable to a $3,236,000 increase in sales to several new and expanded customers offset by a $2,334,000 decline in sales to Bayer Corporation. Bayer Corporation historically represented a significant portion of ANIP's revenue base, and during January 2001, ANIP completed the final production of Bayer contract production. ANIP continues to aggressively attempt to expand its customer base to compensate for the loss of the Bayer business. Failure to generate sufficient revenues to replace this substantial customer, or the inability to substantially reduce ANIP's operating expenses, would have an adverse effect on the Company's business and operations. ANIP has added several customers, such as Walgreens, K-Mart and Dollar General and is in talks with a number of large recognized retailers. ANIP has approximately $38,000 in outstanding accounts receivable due from K-Mart, at the time of K-Mart's bankruptcy filing, which is covered in ANIP's allowance. The impact on net sales by adding these "private-label" customers added approximately $1,692,000 to revenues for the nine months ended June 30, 2002, of which approximately $565,000 occurred during the third quarter of the year ending September 30, 2002.

     Gross profit for the 2002 period increased to $4,883,000, a $500,000 increase over the 2001 amount. Gross profit as a percentage of net sales decreased to 30.2% in 2002, as compared to 30.4% in the 2001 period. Higher sales volumes at the Bactolac operation with minimal increases in fixed production costs resulted in gross profit percentage increasing to 33.0% from 30.7% in the 2001 period. Gross profits at the ANIP operation decreased to 26.2% from 29.9% in the 2001 period primarily due to a change in the customer mix, which resulted in lower average selling prices, combined with approximately $200,000 in in-house product rejections due to quality failures. The ANIP margins during the three month period ended June 30, 2002 were negatively impacted by the approximate $200,000 product rejections, as well as labor and development start-up costs associated with beginning to run two new products which are now being produced under contract, for an existing customer.

     Total operating expenses increased to $5,242,000 in 2002, from $4,387,000, in 2001. This represents an increase of $855,000, or 19.5%. The majority of the increase relates to additional personnel costs for quality control and production management personnel at Bactolac and sales and marketing personnel and related costs at ANIP.

     No income tax benefit was recorded on the loss for the nine months ended June 30, 2002, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized.

Liquidity and Capital Resources

     The Company meets its working capital and capital expenditure requirements, including funding for recurring debt repayments, mainly through net cash provided under the Company's revolving line of credit provided through its secured lender as well as since June 2001, the net proceeds received from the sale of its former subsidiary, NFLI. Management believes that the Company's revenue should increase on a quarter-to-quarter basis, primarily from continued expansion of the Bactolac business and new customers of ANIP. The revenue increases combined with cost efficiencies that have been implemented should position the Company to meets its upcoming working capital needs. Management plans to continue to strive to restore profitability and pursue additional financing opportunities during the current fiscal year.

     ANI has debt obligations with related parties maturing $1,500,000 in November 2002 (of which the holder has the right to convert up to $1,000,000 into common stock of the Company) and an additional $250,000 coming due in January 2003, which was obtained during January 2002, and at the option of the holder, may be converted into common shares of the Company. An additional $175,000 was obtained during July 2002, which is due July 2003, containing similar conversion rights. Depending upon the holders' elections to convert none to the entire amounts convertible, ANI would be required to repay between $500,000 and $1,925,000, plus accrued interest, during the period from November 2002 to July 2003. The $1,500,000, $250,000 and $175,000 loans are subordinated to the senior credit facility. ANI has not reached any agreements with the note holders concerning extending the maturity dates and does not have alternative financing plans under discussion. ANI does not have sufficient working capital to repay the total balloon debt obligations coming due in the next twelve months. Accordingly, the failure to obtain a conversion of the obligations or the inability to negotiate extensions of the loans or secure other financing could have a material adverse impact on the Company's financial condition. The Company intends to have discussions with the holders regarding conversion and extension and explore alternative financing plans.

     At June 30, 2002, the Company had working capital of $491,000. Included in current liabilities as of June 30, 2002, is the entire $2,365,000 balance in the credit facility obligation, as the waiver granted by the lender as of December 26, 2001, did not extend beyond one year and therefore the entire amount has been reclassed to a current liability. Borrowings outstanding under the revolving portion of the secured credit facility totaled $1,569,000, with additional borrowings available of approximately $551,000, at that point, based upon accounts receivable and inventory levels.

Operating Activities

     Net cash flows from continuing operating activities consumed approximately $1,037,000 in 2002 and generated approximately $352,000 in 2001. The net cash flow consumed in 2002, consisted primarily of approximately $1,524,000 increase in accounts receivable, relating primarily to higher sales in the period ended June 30, 2002 as compared to the comparable period ended June 30, 2001. This was offset by approximately $956,000 in increases to accounts payable and accrued expenses.

     The net cash inflow from continuing operations in 2001, consisted primarily of a net loss of approximately $526,000, offset by depreciation and amortization expenses of approximately $865,000, plus approximately $202,000 decrease in inventories and net of approximately $108,000 increase in accounts payable and accrued expenses. Other current assets increased by approximately $297,000.

Investing Activities

     Investing activities from continuing activities generated approximately $193,000 in 2002. This consisted of $378,000 collected on the NFLI Note Receivable, net of $185,000 used for additions to equipment.

     Investing activities from continuing activities contributed approximately $2,655,000 in 2001. The majority of this amount was generated from the sale of NFLI net of $733,000, which was used for additions to equipment.

Financing Activities

     Financing activities from continuing activities generated approximately $607,000 in 2002. This consisted of $325,000 in net borrowings under the Company's credit facility and $325,000 in new borrowings, net of $43,000 in principal payments made on the long-term mortgage.

        Financing activities from continuing activities consumed approximately $2,052,000 in 2001. This consisted mainly of net repayments under the Company's credit facility, less approximately $200,000 in additional borrowings on long term debt.

     The Company's revolving credit facility provides for borrowings up to $12,000,000, based upon outstanding amounts of eligible accounts receivable and allowable inventories. Additionally, there is a term loan facility with the secured lender that requires principal payments of $44,000, monthly over the remaining term of the Agreement, followed by a balloon payment of approximately $575,000 at the November 2002 maturity of the agreement. Interest on amounts outstanding under the Agreement is payable monthly based upon the lender's index rate plus two and one-half percent. The credit facility is secured by substantially all of the Company's assets. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratio, as well as limitations on capital expenditures. At September 30, 2001, the Company was not in compliance with several covenants under the Agreement and on December 26, 2001, a waiver was obtained from GECC. An update of the waiver was not obtained beyond the December 26, 2001 waiver. Due to the fact that ANI was not in compliance with the terms of the Agreement, and the waiver did not extend beyond one year, the entire amount outstanding under the Agreement has been classified as a current liability on the accompanying consolidated balance sheet as of June 30, 2002. Management of ANI has engaged in periodic discussions with the secured lender concerning an amendment to the credit facility. Management believes based on its discussions with such lender that an amendment may be accomplished between now and the maturity of the facility in November 2002, to achieve mutually acceptable compliance conditions. It is currently anticipated that such an amendment would include a mutually agreeable extension of the Agreement, as well as provision for "re-loading" of the term loan facility. If the Company is not successful in its efforts to amend and extend the Agreement, or secure an alternative lender, it could have a material adverse effect on the Company's business, financial condition and operations.

     During November 2001, an agreement was entered into with Dr. Pailla Reddy, a director of the Company who is the holder of the $1,500,000, note that arose from the Bactolac acquisition, to extend the second $1,000,000 principal and interest payment otherwise due on November 17, 2001, for one year. As part of the agreement, Dr, Reddy was granted a conversion option on the deferred principal and interest to allow him to convert such amounts into shares of the Company's common stock at the rate of $1.00 per share, during the extension period.

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

     As of June 30, 2002, the Company's balance sheet included a material amount of goodwill. Approximately $7.6 million (after the $1.2 million write-down), or 30% of the Company's total assets as of June 30, 2002, represents intangible assets consisting of goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Due to the newly issued Financial Accounting Standards Board Statement ("FASB") No. 142, which the Company adopted as of October 1, 2001, the Company no longer deducts goodwill amortization against earnings. For all fiscal years prior to Fiscal 2002, the Company amortized goodwill using a straight-line method over a period of 20 years with the amount amortized in a particular period constituting a non-cash expense that reduced the Company's net income. Under the new FASB Statement No. 142 and as previously required, the Company must periodically evaluate the recoverability of goodwill by reviewing the implied fair value of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. In accordance with SFAS 142, the Company determined it had two reporting units: Bactolac and ANIP. The fair value of the reporting units was determined using a market approach based on peer group analysis, completed transactions and discounted cash flows. As discussed in Note 1 the Company recorded a one-time noncash charge of approximately $1.2 million to reduce the carrying value of the goodwill associated with the Gulfport, MS operations, as of October 1, 2001. It was determined that no adjustment of the goodwill associated with the Bactolac segment was required, and accordingly the entire remaining goodwill is associated with Bactolac. During the three months ended December 31, 2001, goodwill was increased by $20,913, representing the fair value of 22,014 shares that were issued under the terms of the Bactolac earnout agreement.

     During July 2002, ANI borrowed $175,000 from Glenwood Capital Partners I, LP, a partnership managed by Randall D. Humphreys, a director of the Company. The 7% note matures in one year, and is convertible at the option of the holder into shares of ANI common stock at $1.00 per share. Additionally, a warrant was issued to allow Glenwood to acquire 35,000 shares of ANI Common Stock at $1.00 per share through January 2005, and it was agreed ANI would issue up to a maximum of 178,114 shares of Common Stock if certain pre-tax earnings of ANIP are achieved. If ANIP has pre-tax income greater than $850,000 in fiscal 2003 or $1,520,000 in fiscal 2004, ANI will issue 0.75 shares of ANI common stock to Glenwood for each $1.00 greater than the threshold amounts, subject to the 178,114 shares maximum. The approximate $49,500 value associated with the detachable warrant and the conversion feature will be recorded separately from the note liability, as a credit to additional paid-in capital. This allocation will give rise to additional interest cost, above the stated face amount of interest, as the amount is accreted back to the total loan amount over its maturity.

     During September 2001 the Company had entered into an agreement to acquire certain assets of York Pharmaceuticals, Inc. ("York"), including equipment and customer list. Following the expiration of the agreement, the Company continued to negotiate with the York stockholders to attempt to conclude a transaction. The Company was unable to finalize an acceptable agreement and the parties agreed to terminate further discussions. As a result of the termination, approximately $216,000 in accumulated acquisition related expenses were written off in the quarter ended June 30, 2002.

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

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has reviewed SFAS 145 and its adoption is not expected to have a material effect on its consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.



                            PART II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

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

                                                   ADVANCED NUTRACEUTICALS, INC.
                                                          (Registrant)

                                           By:  /s/  JEFFREY G. MCGONEGAL
                                                --------------------------------
                                                       Jeffrey G. McGonegal
                                              Senior Vice President--Finance and
                                                      Chief Financial Officer

Dated:  August 13, 2002