Form 10KSB
period 2002-09-30
ADVANCED NUTRACEUTICALS INC/TX
filed 2002-12-30
CIK 913614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 (Fee Required) for the Fiscal Year Ended September 30, 2002

[] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required) for the Transition Period from ________ to ________


                         Commission file number 0-26362
                                                -------

                          ADVANCED NUTRACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Texas                                       76-0642336
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


 106 South University Blvd., Unit 14
        Denver, Colorado                                                80209
---------------------------------------                               ----------
(Address of principal executive office)                               (Zip Code)


         Issuer's telephone number, including area code: (303) 722-4008
                                                         --------------

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 17, 2002 was $1,175,000.

The number of shares outstanding of the Registrant's common stock on December 17, 2002 was 4,992,789.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. Actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, changes in business conditions, the general economy, competition, changes in product offerings, as well as regulatory developments that could cause actual results to vary materially from the future anticipated results indicated, expressed or implied, in such forward-looking statements. The Company disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date hereof.

                                     PART I

                                ITEM 1. BUSINESS
                       GENERAL DEVELOPMENT OF THE BUSINESS

Advanced Nutraceuticals, Inc. ("ANI" or the "Company"), www.advancednutraceuticals.com or www.anii.cc a holding company, organized in March 2000, has two operating subsidiaries, Bactolac Pharmaceutical Inc. ("Bactolac") and ANI Pharmaceuticals, Inc. ("ANIP") (formerly ASHCO, a division of Bactolac). Bactolac and ANIP are manufacturers of nutraceutical and pharmaceutical products. The Company adopted the holding company structure to better reflect the diversification of its operations and to improve its organizational structure for its acquisition program.

The Company formerly owned Nutrition for Life International, Inc. ("NFLI"), a network marketer of nutritional and consumer products. On June 13, 2001, ANI completed the sale of NFLI. As a result of the sale, the network marketing operations of NFLI are treated as discontinued operations in the Company's historical consolidated financial statements. The Company's ongoing business operations consist of the manufacture of nutraceutical and pharmaceutical products.

Bactolac, www.bactolac.com located in Hauppauge, New York, was founded in 1995 and is engaged in the formulation, manufacturing, coating and packaging of encapsulated and compressed tablets and powder blended vitamins and related nutritional supplements. To support continuing sales increases at Bactolac, in the fall of 2000, its operations were moved to a state of the art approximately 32,700 square foot Good Manufacturing Practices ("GMP") facility. Recent investments in high-tech lab equipment, high speed manufacturing equipment, in-house thin film coating equipment and flexible packaging equipment have resulted in faster turn around times and greater control of the quality and production processes. Bactolac provides private label contract manufacturing services, with over 1000 different vitamins and supplements to various companies engaged in the marketing and distribution of vitamins, mineral supplements, herbs and other health and nutrition consumer products.

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

ANIP, www.anipharmaceuticals.com, formerly operated as the ASHCO division of Bactolac following its acquisition in December 1999. In August 2001, the Company organized ANI Pharmaceuticals, Inc. ("ANIP"), as a wholly owned subsidiary of the Company and the operations that have previously been conducted by the ASHCO division are now conducted by ANIP. For ease of reference, ANIP will include both ANI Pharmaceuticals, Inc. and the ASHCO division unless indicated otherwise. The 132,000 square foot facility in Gulfport, Mississippi, owned by the Company, was previously owned and operated by the Bayer Corporation and the same core operations management from the previous ownership continue to follow the quality-driven procedures and principles established by Bayer at the facility, over its more than 40 year history. ANIP manufactures high quality pharmaceutical products, including liquids, powders, ointments, creams and lotions, liquid and powder pharmaceutical products. ANIP provides contract and private label manufacturing services to various companies, many of which are engaged in the distribution and sale of over-the-counter liquid antacid and other OTC products.

The Company's near term strategy is to strengthen its financial position by refinancing its current credit facility, providing additional working capital availability, generating positive cash flow, and becoming consistently profitable. The Company believes it can successfully implement this strategy by continuing in its aggressive efforts to obtain new customers as well as focusing on expanded sales opportunities with its existing customers and through emphasizing its cost effective and high quality manufacturing operations while at the same time maintaining a stringent cost containment program.

The Company's long-term strategy is to pursue strategic acquisition opportunities in the manufacturing and distribution segments of the nutritional and pharmaceutical industries. In September 2001 the Company had entered into an agreement to acquire certain assets of York Pharmaceuticals, Inc. ("York"), including equipment and customer list. The agreement subsequently expired and the Company abandoned its efforts to conclude the transaction. Due to the operating difficulties particularly at ANIP over the last couple of years and limited capital resources, management of the Company determined that for the near term, it would not be feasible to attempt to acquire additional companies. As the sales and operations at ANIP continue to turnaround and the financial position on a consolidated basis improves, the Company plans to resume its program to locate and acquire companies in complementary and synergistic businesses.

FINANCIAL INFORMATION ABOUT THE COMPANY'S BUSINESS SEGMENTS

The Company's internal competencies are divided into two distinct manufacturing segments in separate geographic locations. Bactolac is a private label contract manufacturer of vitamins and supplements located in Hauppauge, New York. ANIP is a contract and private label manufacturer of over-the-counter liquid and pharmaceutical products, primarily liquid stomach remedies, located in Gulfport, Mississippi. The Company is committed to providing high quality products. Bactolac utilizes GMP practices at its facility. ANIP is a Current Good Manufacturing Practices ("cGMP") facility (under the Food and Drug Administration ("FDA") guidelines) and manufactures United States Pharmacopoeia ("USP") products. Additional financial information by segment can be found in
ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Vitamin and Supplement Segment

Bactolac manufactures a comprehensive assortment of vitamin, mineral and nutritional supplement products, which include a variety of vitamins, beta carotene, magnesium, folic acid, calcium and potassium, as well as various herbs such as Echinacea, St. John's Wort, Ginko Biloba, Saw Palmetto, Ginseng, and various multivitamin combinations, with no single product generating a sales concentration.

The Company has the capacity to produce millions of tablets per day using technologically advanced high-speed manufacturing equipment. Bactolac has increased its production capacity through additional equipment purchases as well as vertically integrating processes that had previously been performed by outside subcontractors.

Capital expenditures at Bactolac during 2002 approximated $154,000. Capital expenditures at Bactolac over the past two years (predominately made in 2001) have resulted in significantly higher production capacity, with shorter production turnaround times, combined with higher levels of quality control. Bactolac custom formulates products in response to and in conjunction with, customer demand. The Company also has developed a fully automated packaging line and has recently completed an in-house thin film coating line.

Raw materials used in Bactolac's products consist of nutrient powders, excipients, empty gelatin capsules, and necessary components for packaging and distribution of finished vitamin and nutritional supplement products. The nutrient powders and the empty gelatin capsules are purchased from manufacturers in the United States and foreign countries. All materials procured by Bactolac undergo quality control review to ensure conformance to product specification prior to acceptance and release into materials inventory. To date, the Company has not experienced any difficulty in obtaining adequate sources of supply, and generally a number of suppliers are available for most raw materials. Although there can be no assurance that adequate sources will continue to be available, Bactolac believes it should be able to secure sufficient raw materials in the future.

The vitamin and supplement segment generated net sales of $12,364,000 and $10,764,000, for the years ended September 30, 2002 and 2001. The top three unrelated customers accounted for approximately 50% and 47% of Bactolac's net sales for 2002 and 2001. Seasonality is generally not a major factor in Bactolac's business, other than a slight increase in revenues during late summer and fall. Backlog at Bactolac is fairly short term in nature due to quick production turn around, with recent backlog in the range of $800,000.

Over-The-Counter Pharmaceutical Segment

ANIP manufactures liquids, powders, and over the counter drugs. Examples of the primary products that it produces include liquid antacids and associated liquid stomach remedies, baby powders, medicated powders, anti-fungal powders and topical liquid products. Raw materials used at ANIP consist of active and inactive materials for the production of liquid antacids, liquid component additives for syrup and elixir products and raw material powder products. Packaging materials consisting of bottles, caps, cardboard containers and labels are also significant stocked items. Substantially all materials are purchased from suppliers in the United States. All significant vendors and materials procured by ANIP undergo quality control review and testing, including on-site quality control audits to ensure conformance to quality standards and product specification prior to acceptance and release into materials inventory. The
Gulfport facility is committed to providing high quality products; its facilities are designed to meet USP compliance standards.

In place quality management systems are detailed and rigorous, and include analytical processes and procedures. The quality management systems also include well-equipped and professionally staffed analytical laboratories to assure raw material acceptance as well as in-process and finished product evaluation for compliance to specification. The Company's Over-the-Counter ("OTC") pharmaceutical products are also subject to shelf life stability testing through which the Company determines the effects of aging on its products. The Company's product retention program allows the Company the ability to maintain samples from each product batch shipped and, when appropriate, to analyze such samples for product quality.

The OTC pharmaceutical segment generated net sales of $9,261,000 and $6,842,000, for the years ended September 30, 2002 and 2001. The top unrelated customers accounted for approximately 47% (two customers) and 71% (three customers) of ANIP's net sales for 2002 and 2001. One customer included above, was Bayer Corporation ("Bayer") that represented 35% of ANIP's net sales in 2001. During January 2001, ANIP completed the final production for Bayer, who had previously informed the Company that it decided to internally produce the products produced at ANIP's facility for Bayer. Seasonality is generally not a significant factor in ANIP's business. Backlog at ANIP is fairly short term in nature due to the timing of production turn around, and recent backlog has generally been in the range of $2,000,000 to $2,500,000.

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

ANIP's customer base consists of distributors who re-sell the products and major retail customers who generally have the product produced with their private brand label on the product, to compete with national brand suppliers. Subsequent to the discontinuance of the Bayer production, ANIP expanded its marketing efforts, and in addition has maintained a tight cost containment program aimed at reducing expenses at the Gulfport facility. During the fourth quarter of the year ended September 30, 2001, ANIP also hired a highly qualified sales person with over 24 years of industry experience. As a result of these activities the Company has recently significantly expanded its monthly sales levels by, among other things adding several customers, such as Walgreens, K-Mart, Dollar General, Winn Dixie, Kroger and Shurfine, and is in talks with a number of large recognized retailers.

The Company's operations are subject to the risks normally associated with manufacturing vitamins, nutritional and pharmaceutical products, including shortage of certain raw materials.

Research and Development

The primary areas of the Company's research and development activities are focused in working with customers in the development of new products and expansion of the product line offerings for the private label market. Such assistance is normally in the form of product component identification and formulation, as well as product and packaging trends. In addition, as part of its quality control procedures, the Company produces pilot or sample runs of product formulation prototypes to ensure stability and/or efficacy and to determine ingredient interaction. The Company has implemented quality control procedures to verify that all products comply with established specifications and standards in compliance with both USP and GMP promulgated by the FDA. Research of this type is a part of the internal overhead operating expenses incurred by the Company and the associated incremental outside costs of research and development activities have not been significant to date.

Competition

The Company's products are sold primarily in domestic as well as limited foreign markets in competition with other private label manufacturing and marketing companies. The vitamin, nutritional supplement and OTC pharmaceutical industries are highly competitive, and competition continues to increase. Competition for the sale of products comes from many sources, including companies that sell pharmaceuticals and nutraceuticals to supermarkets, large chain discount retailers, drug store chains and independent drug stores, health food stores, pharmaceutical companies and others who sell to wholesalers, as well as mail order vendors, eCommerce and network marketing companies. The Company does not believe it is possible to accurately estimate the number or size of its many competitors, as the vitamin industry is largely privately held and highly fragmented.

The Company believes the industries it operates in continue to see significant changes through merger and acquisition consolidations, as well as contractions due to a general slowing of the prior growth trend. Many industry experts expect this trend to continue for the foreseeable future in food and nutrition companies, multilevel marketing and direct marketing organizations and eCommerce firms.

Based on industry data, the botanicals and supplements industry experienced a 30% sales growth in calendar year 1998, with a decelerating growth rate of 7.8% in 1999. Preliminary estimates for 2000 to 2002 continue to reflect this trend of slowed or contracting growth. The industry, while still estimated at approximately $20 billion annually, is believed to be moving into a mature stage where greater price pressure and modest market expansion will continue to increase competition.

The Company believes competition among manufacturers of OTC pharmaceuticals is based, among other things, on price, timely delivery, product quality and consistency, safety, availability, product innovation, marketing assistance and customer service. Competition in the OTC pharmaceuticals market is highly competitive, and while there are several manufacturers in the industry, the primary competitor is Perrigo Company, which is estimated to service the largest percentage of the market. The competitive position of the Company will likely depend upon continued acceptance of its products, its ability to attract and retain qualified personnel, future governmental regulations affecting the Company's products, as well as the publication of vitamin product safety and efficacy studies by the government and authoritative health and medical authorities.

Employees

At September 30, 2002, the Company employed 143 full time employees in its operations, with Bactolac employing 55, ANIP employing 85 and 3 employed in holding company executive management. The employees at Bactolac and ANIP are engaged in management and sales, quality control, production and administration.

The Company has never experienced a work stoppage, and none of its employees are currently represented by a union or any other form of collective bargaining unit. The Company believes its relations with its employees are good.

Government Regulation

The formulation, manufacturing, packaging, labeling, advertising and distribution of the Company's products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("DOA"), the United States Postal Service ("USPS") and the Environmental Protection Agency ("EPA"). These activities are also regulated by various agencies of the states and localities in which the Company's products are sold, including without limitation the California Department of Health Services, Food and Drug branch. The FDA and FTC in particular regulate the advertising, labeling and sales of vitamin and mineral supplements and may take regulatory action concerning medical claims, misleading or untruthful advertising, and product safety issues. These regulations include the FDA's GMPs for foods.

Detailed dietary supplement GMPs have been proposed, but no regulations have been adopted. Additional dietary supplement regulations were adopted by the FDA pursuant to the implementation of the Dietary Supplement Health and Education Act of 1994 ("DSHEA").

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

Discontinued Operations - NFLI

Effective June 13, 2001, the Company completed the sale of its NFLI subsidiary to Everest International, L.L.C. ("Everest"). The sale provided $3.2 million in cash at closing and a $5 million note ("Note"), payable based on a ten-year amortization with quarterly payments for three years and a final balloon payment at the end of the third year. In addition, Bactolac entered into a product supply agreement with NFLI and received a $650,000 note due one year and a day from closing, relating to inter-company debt. NFLI also agreed to pay an additional $750,000, depending upon future operating results of NFLI's Japanese operation, which has not been successful, therefore, those additional proceeds will not be received. Due to the completion of the sale of NFLI, the Company's consolidated financial statements and related notes thereto were restated to present the operations of NFLI as discontinued operations. For further discussion see Notes 2 and 4 of the Notes to Consolidated Financial Statements in Item 8 herein.

For financial reporting purposes, at closing management of ANI was unable to determine that it is probable that the future cash flows from NFLI's operations would be sufficient to fund the entire balloon payment required under the terms of the $5.0 million Note. An allowance of approximately $4,261,000 was provided against the face amount of the $5 million Note. ANI accounts for collections on the $5 million Note under the cost recovery method, whereby collections are recorded as a reduction of the balance recorded for the Note (after the allowance). At the June 2002, due date of the $650,000 note, the Company sent a demand notice for payment and NFLI responded that there may be certain claims for offset. The Company and NFLI are currently in discussions in attempting to resolve this matter. During the quarter ended September 30, 2002, management of the Company recorded an additional allowance of approximately $365,000, against the net balances due under the $5.0 million Note and the $650,000 note due to Bactolac, based upon current assessment of the probability of receiving payments under those notes. As a result of the additional allowance the Company is carrying these notes on its balance sheet at a zero basis. Any additional collections above the net amount carried will be recorded as income as collected.

RISK FACTORS

Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Report, including without limitation in conjunction with the forward-looking statements included in this Report, and the following risk factors.

Risks Related to the Company and its Continuing Operations

Recent Losses. The Company has incurred losses from its continuing operations in each of the fiscal years ended September 30, 2002, 2001 and 2000. The losses were incurred from the operations of ANIP (formerly ASHCO) as well as NFLI, which is now discontinued as the result of the sale of NFLI. The Company completed the acquisitions of Bactolac and ANIP in late 1999. Although the Bactolac operation has been profitable since acquisition, the losses of ANIP and the overhead and transactional expenses of the Company have caused significant losses to be incurred during the past two fiscal years. Because of the brief operating history of the acquired companies, future profitable operations cannot be predicted with certainty.

Sale of NFLI. On June 13, 2001, ANI completed the sale of NFLI and NFLI's subsidiaries in the network marketing business to Everest. The sales price included a $5,000,000 note payable ("Note") based upon a ten year amortization schedule with quarterly payments for three years and a final balloon payment at the end of the third year. ANI has agreed to subordinate the $5,000,000 Note to a secured lender of NFLI and the Note is without recourse to Everest. Bactolac also received a $650,000 note due in one year from NFLI. Collectability of the notes will depend upon the future success of operations of NFLI, including NFLI's ability to service any debt it may secure with a senior lender. At the June 2002 due date of the $650,000 note, the Company sent a demand notice for payment and NFLI responded that there may be certain claims for offset. The Company and NFLI are currently in discussions in attempting to resolve this matter. At the June 2001 closing a reserve of $4,261,000 was provided against the asset and during the quarter ended September 30, 2002, management of the Company recorded an additional allowance of approximately $365,000 against the net balances due under the $5.0 million Note and the $650,000 note due to Bactolac, based upon current assessment of the probability of receiving payments under those notes.

Secured Lender Relationships. The Company has a senior credit facility with a lender. The lender has notified the Company that the lender is closing the office that services the Company and has decided, due to the smaller size of the Company's average outstanding loan balances, not to pursue a continuing loan arrangement with ANI. The lender has agreed to extend the maturity of the facility to January 31, 2003. As of September 30, 2002, the balance outstanding under the facility amounted to $2,890,000. The Company has not been in compliance with certain covenants under the credit facility and while the lender granted the Company waivers of those defaults on December 26, 2001, ANI has not requested any additional waivers from its lender. Due to the due date of the loan and the existing defaults, the entire loan amount has been classified as a current liability on the Company's balance sheet. ANI is in the process of securing an alternative lender and has received several proposal letters from prospective lenders. The Company expects that a new facility can be finalized by the extended due date of the current agreement. If the Company is not successful in refinancing this obligation, the financial position and liquidity of the Company could be adversely affected.

Replacement of Principal Customer. Approximately 13% and 23% of the Company's total consolidated sales from continuing operations in the fiscal years ended September 30, 2001 and 2000 were made to Bayer Corporation, a customer of ANIP. During the first quarter of the fiscal year ended September 30, 2001, the final production of Bayer products was completed. The Company is aggressively attempting to expand its customer base to compensate for the loss of the Bayer business. While the Company's sales efforts have recently resulted in significantly improved revenues at ANIP, failure to maintain the increased revenues or the inability to substantially reduce operating expenses could have an adverse effect on the Company's business and financial condition.

Dependence on Key Personnel. ANI's future success depends on the continued availability of certain key management personnel, including Dr. P.M. Reddy, founder of Bactolac and Director of ANI, Greg Pusey, Chairman, Director and
Chief Executive Officer of ANI and Jeff McGonegal, CFO of the Company and President of ANI Pharmaceuticals, Inc. ANI has obtained "key man" insurance on the life of Dr. Reddy with the benefit amount to ANI of $7,000,000. ANI's growth and profitability also depends on its ability to attract and retain other management personnel.

NASDAQ Listing. The Company's common stock is currently traded under the symbol ANII on the NASDAQ Small Cap System. From time to time during 2001 and 2002, the Company's common stock failed to maintain a consistent minimum bid price of $1.00. While the Company is currently in compliance with the NASDAQ requirements, there can be no assurance that it will continue to meet those requirements. Should the Company's shares be delisted from Nasdaq, and be quoted on either the "bulletin board," or the "pink sheet" system, it could have a negative impact on the trading activity and price of the Company's common stock, as well as the Company's ability to raise additional equity capital and/or consummate additional acquisitions.

Government Regulations. The manufacturing, processing, formulation and packaging of the Company's products are subject to regulation by federal, state and foreign agencies, including the FDA, the FTC, the CPSC, the DOA, the USPS and the EPA. Such agencies have a variety of remedies and processes available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, by requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure, imposing civil penalties, or commencing criminal prosecution.

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

Ability to Implement Business Strategy; Integration of Acquisitions. The Company's future results and financial condition are dependent on the successful implementation of its business strategy. A key component of the Company's long term business strategy involves strategic acquisitions. Although the Company believes that its business strategy will enable it to improve its financial results, there can be no assurance that its strategy will be successful, that the anticipated benefits of its strategy will be realized, that management will be able to implement the strategy on a timely basis, that the Company will return to profitability levels previously experienced, or that losses will not be incurred in the future. The Company's acquisition strategy is currently limited due to the Company's recent operating difficulties and limited resources.

The success of the Company will depend, in part, on the Company's ability to integrate the operations of companies acquired in the future. There can be no assurance that the Company's management team will effectively be able to oversee the combined entity and implement the Company's business strategy. Moreover, no assurance can be given that the Company will be able to successfully integrate any future acquisitions without substantial cost, delays or other problems. The cost of integration could have an adverse effect on short-term operating results. Such costs could include severance payments, restructuring charges associated with the acquisitions and expenses associated with the change of control. There can be no assurance that the Company will be able to anticipate all the changing demands the acquisitions will impose on its management personnel, operational and management information systems and financial systems. The integration of newly acquired companies may also lead to diversion of management attention from other ongoing business concerns. Any or all of these factors could have a material adverse effect on the Company's business, financial condition or results of operations.

Risks Related to Acquisition Financing; Leverage. The financing for the acquisitions in 1999 was provided primarily through a leveraged lending arrangement. The loan facility is secured by substantially all the assets of the Company and its subsidiaries. The lender has notified the Company that the lender is closing the office that services the Company and has decided, due to the smaller size of the Company's average outstanding loan balances, not to pursue a continuing loan arrangement with ANI. The lender has agreed to extend the maturity of the facility to January 31, 2003. The Company has not been in compliance with certain covenants under the credit facility and while the lender granted the Company waivers of those defaults on December 26, 2001, ANI has not requested any additional waivers from its lender. Due to the due date of the loan and the existing defaults, the entire loan amount has been classified as a current liability on the Company's balance sheet. ANI is in the process of securing an alternative lender and has received several proposal letters from prospective lenders. The Company expects that a new facility can be finalized by the extended due date of the current agreement. If the Company is not successful in refinancing this obligation, the financial position and liquidity of the Company could be adversely affected.

The existing loan agreement contains various covenants that require the maintenance of certain financial ratios, as well as additional covenants and significant restrictions on dividend payments, issuance of debt and equity, mergers, changes in business operations and sales of assets. It is anticipated that a new agreement will contain similar requirements, although ones which the Company would be in compliance with. These restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business or acquisition opportunities. If any covenant were breached without a waiver or renegotiation of the terms of that covenant, the lender could have the right to accelerate the payment of the indebtedness even if the Company has made all principal and interest payments when due. If the Company should breach these revised covenants, or not be able to refinance the facility under acceptable terms, or if the Company's operating revenues were to be insufficient to pay debt service, there would be a risk of default and possible foreclosure.

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

Dividends. The Company has not paid any dividends since 1998. The Company's credit facility prohibits dividend payments without the consent of the lender. The determination of whether to pay dividends in the future will be made by the Board of Directors and will depend on the earnings, capital requirements, and operating and financial condition of the Company, among other factors. It is not anticipated that the Company will pay dividends in the fiscal year ending September 30, 2003 or in the foreseeable future.

Competition. The market for the Company's products is highly competitive. The Company competes with other dietary supplement products and over-the-counter pharmaceutical manufacturers. Among other factors, competition among these manufacturers is based upon price. If one or more manufacturers significantly reduce their prices in an effort to gain market share, the Company's business, operations and financial condition could be adversely affected. Many of the Company's competitors, particularly manufacturers of nationally advertised brand name products, are larger and have resources substantially greater than those of the Company. There has been speculation about the potential for increased participation in these markets by major international pharmaceutical companies. In the future, if not already, one or more of these companies could seek to compete more directly with the Company by manufacturing and distributing their own or others' products, or by significantly lowering the prices of existing national brand products. The Company sells substantially all of its supplement products to customers who re-sell and distribute the products.

                         ITEM 2. DESCRIPTION OF PROPERTY

Properties

ANIP manufactures pharmaceutical products at the Company owned 132,000 square foot facility in Gulfport, Mississippi. Bactolac headquartered in Hauppauge, New York, conducts its operations in a leased facility comprising approximately 32,700 square feet. Bactolac's current monthly rental is approximately $30,000, (of which $6,000 pertains to improvements made by a related party), that escalates over the remaining term on the lease, through May 2005. The Company has two five-year renewal options and a purchase option on the facility. Bactolac leases this facility from Shilpa Saketh Realty, Inc., an entity owned by Pailla M. Reddy, President of Bactolac and a member of the Company's Board of Directors. In addition, ANI currently rents administrative office space in Houston, TX, on a temporary, short-term basis for approximately $600 per month.

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


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on September 10, 2002. All of the Directors of the Company were re-elected as Directors, with each of F. Wayne Ballenger, M. F. Florence and Randall D. Humphreys receiving 1,742, 843 shares voted for, 530 shares withheld, Gregory Pusey receiving 1,742,455 shares voted for and 918 shares withheld, and Pailla M. Reddy receiving 1,742,818 shares voted for and 555 shares withheld.

There were two other proposals approved at the Annual Meeting. The 1995 Stock Option Plan, as amended, was approved with 1,075,324 shares voted for, 39,187 shares voted against and 2,009 shares voted to abstain. There 655,527 broker non-votes on this matter.

The shareholders also approved the right of conversion of $1,070,000 in debt to shares of the Company's common stock with 1,098,427 shares voted for, 16,484 shares voted against and 1,609 shares voted to abstain. There were 655,527 broker non-votes on this matter.


                                     PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Small Cap Market of the Nasdaq Stock Market under the symbol "ANII". ANI's warrants, previously traded under the symbol "ANIIW", were delisted during 2001, and expired as of December 31, 2001. A one for four (1:4) reverse stock split of the issued and outstanding common stock was effected in June 2001. All share references have been retroactively restated to reflect the effect of this split.

                                    Common Stock                Warrants
                                  ---------------           ----------------
 Quarter Ended                    High        Low           High         Low
 -------------                    ----        ---           ----         ---
    Fiscal 2000:
 December 31, 1999                 0.75        0.53          0.10        0.05
 March 31, 2000                    0.61        0.41          0.19        0.05
 June 30, 2000                     0.55        0.35          0.08        0.06
 September 30, 2000                0.50        0.19          0.08        0.01

    Fiscal 2001:
 December 31, 2000                 1.00        0.19             *           *
 March 31, 2001                    0.75        0.25             *           *
 June 30, 2001                     3.30        0.25             *           *
 September 30, 2001                1.75        0.77             *           *

    Fiscal 2002:
 December 31, 2001                 1.15        0.85             *           *
 March 31, 2002                    1.09        0.88             *           *
 June 30, 2002                     1.24        0.89             *           *
 September 30, 2002                0.92        0.40             *           *


     As of December 23, 2002, there were 1,642 record holders of common stock.

The Company declared its first cash dividend on its common stock in September 1996, which dividend of $.08 per share was paid in October 1996. The Company continued to pay quarterly dividends of $.08 per share of common stock until June 1998. No dividends have been declared by the Company subsequent to June 1998. It is not likely that dividends will be paid in the fiscal year ending September 30, 2003. Under its current loan agreement, the Company may not declare any dividends without the consent of its senior lender. Subject to obtaining the lender's consent, the determination of the payment of dividends in the future will be within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors.

                         ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for each year in the five-year period ended September 30, 2002 have been derived from the audited financial statements of the Company as restated to present the operations of NFLI as discontinued operations. The data presented below should be read in conjunction with Company's financial statements and notes thereto and, except for operating data included therein, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                            YEARS ENDED SEPTEMBER 30,
                                                       (In thousands, except Per Share)
                                            --------------------------------------------------------
                                              2002        2001        2000        1999        1998
                                            --------    --------    --------    --------    --------
      Statements of Operations:
   Net sales                                $ 21,625    $ 17,606    $ 16,068    $   --      $   --
   Gross profit                                6,636       5,308       5,498        --          --
   Operating income (loss)                      (818)       (608)        770        (628)       (586)
   Loss from continuing
    operations                                (2,160)       (981)        (34)       (628)       (586)
   Income (loss) from discontinued
    operations, net of tax                      --         1,146      (3,970)       (220)       (281)

   Cumulative effect of accounting
      change                                  (1,185)       --          --          --          --
   Net income (loss)                        $ (3,344)   $    165    $ (4,004)   $   (848)   $   (867)

 Basic income (loss) per share:
   Continuing operations                    $   (.90)   $   (.48)   $   (.02)   $   (.43)   $   (.40)
   Cumulative effect of accounting change   $   (.50)   $   --      $   --      $   --      $   --
   Discontinued operations, net of tax      $   --      $    .56    $  (2.06)   $   (.15)   $   (.19)


Diluted income (loss) per share:
   Continuing operations                    $   (.90)   $   (.47)   $   (.02)   $   (.43)   $   (.40)
   Cumulative effect of accounting change   $   (.50)        $--         $--         $--         $--
   Discontinued operations, net of tax           $--    $    .55    $  (2.06)   $   (.15)   $   (.19)

 Weighted average number of shares
 outstanding:
   Basic                                       2,389       2,027       1,928       1,452       1,458
   Diluted (1)                                 2,389       2,077       1,928       1,452       1,458

 Balance Sheet Data:
   Working capital                          $  1,254    $  2,310    $  1,544    $ 14,348    $ 14,443
   Total assets                               24,535      25,710      31,778      14,348      14,443
   Total liabilities                           8,609       8,765      14,951        --          --
   Stockholders' equity                       15,926      16,945      16,827      14,348      14,443

     (1) The weighted average number of shares of Common Stock outstanding for each period presented has been calculated giving effect to dilutive stock options and warrants.

                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                                QUARTER ENDED
                                                      (In thousands, except Per Share data)
                                                  --------------------------------------------
                                                 December 31  March 31    June 30   September 30 Fiscal Year
                                                  --------    --------    --------    --------    --------
     Fiscal 2002:
         Net Sales                                $  5,147    $  5,915    $  5,118    $  5,445    $ 21,625
         Gross profit                                1,685       1,998       1,200       1,753       6,636
         (Loss) from continuing operations             (73)        (49)       (793)     (1,089)     (2,160)
         Cumulative effect of accounting change     (1,185)       --          --          --        (1,185)

         Basic income (loss) per share:
         Continuing                               $   (.04)   $   (.02)   $   (.37)   $   (.47)   $   (.90)
         Cumulative effect of accounting change   $   (.50)   $   --      $   --      $   --      $   (.50)

         Diluted income (loss) per share:
         Continuing                               $   (.04)   $   (.02)   $   (.37)   $   (.47)   $   (.90)
         Cumulative effect of accounting change   $   (.50)   $   --      $   --      $   --      $   (.50)

         Dividends per share                      $   --      $   --      $   --      $   --      $   --


     Fiscal 2001:
         Net Sales                                $  4,922    $  4,802    $  4,702    $  3,180    $ 17,606
         Gross profit                                1,505       1,512       1,366         925       5,308
         Loss from continuing operations               (90)       (186)       (250)       (455)       (981)
         Income (loss) from discontinued
            operations, net of tax                     673        (238)        470         241       1,146
         Net income (loss)                             583        (424)        220        (214)        165

         Basic income (loss) per share:
             Continuing                           $   (.04)   $   (.39)   $   (.12)   $    .07    $   (.48)
             Discontinued                         $    .33    $    .18    $    .22    $   (.17)   $    .56

         Diluted income (loss) per share:
             Continuing                           $   (.04)   $   (.39)   $   (.12)   $    .08    $   (.47)
             Discontinued                         $    .33    $    .18    $    .22    $   (.18)   $    .55

         Dividends per share                      $   --      $   --      $   --      $   --      $   --


                  FINANCIAL INFORMATION RELATING TO FOREIGN AND
                      DOMESTIC OPERATIONS AND EXPORT SALES
Continuing Operations:

For the year ended September 30, 2002, sales to unaffiliated customers totaled $21,625,000. Of this total $745,000, $685,000 and $46,000 related to customers located in Russia, Algeria and Mexico, respectively. For the year ended September 30, 2001, sales to unaffiliated customers totaled $17,606,000 of which $1,354,000 related to a customer located in Russia. Approximate total gross operating margin was $6,636,000, in 2002 and $5,308,000, in 2001. All identifiable assets for 2002 and 2001 were located in the United States.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Company's operations result from acquisitions that were consummated during the first quarter of the fiscal year ended September 30, 2000. The acquisition of Bactolac Pharmaceutical Inc., a contract manufacturer of nutritional supplements, was closed on November 17, 1999, and ANIP (formerly ASHCO, a division of Bactolac), a contract manufacturer of pharmaceutical products, was acquired as of December 1, 1999. The acquisitions have been accounted for under the purchase method of accounting, whereby the results of the acquired operations are included in the consolidated financial statements from their dates of acquisition. In order to provide a meaningful comparison, the following table for comparative purposes only, sets forth on a pro forma basis for the periods indicated the amounts and percentages of selected items of revenue and expense, as though the acquisitions of Bactolac and ANIP had been consummated as of the beginning of the year ended September 30, 2000.

                                   Year ended September 30,
                 -------------------------------------------------------------------------
                       2002                       2001                       2000
                 ------------------       --------------------      ----------------------
                                                                          (Proforma)
                                                                    ----------------------
 Net sales      $21,625,000   100.0%      $17,606,000    100.0%     $  18,762,000    100.0%
 Cost of sales   14,989,000    69.3        12,298,000     69.9         12,932,000     68.9
 Gross profit     6,636,000    30.7         5,308,000     30.1          5,830,000     31.1

Fiscal Year 2002 Compared to Fiscal Year 2001

Net sales for the 2002 period increased $4,019,000 or 22.8% over the 2001 period. The increase was attributable to a net $1,600,000 increase in the sales of Bactolac through a number of customers. In addition, there was a $2,419,000 increase in the sales of ANIP. The ANIP increase consisted of $2,364,000 in sales from new private label customers such as Walgreen's, K-Mart, Dollar General, Winn Dixie and Big Lots Stores, combined with a net expansion in sales to continuing contract customers of $2,414,000, offset by the $2,360,000 decline in sales to Bayer Corporation. Bayer Corporation historically represented a significant portion of ANIP's revenue base, and effective January 2001, ANIP completed the final production under the Bayer contract. During 2002, ANIP aggressively expanded its customer base to compensate for the loss of the Bayer business.

Gross profit for the 2002 period increased to $6,636,000, a $1,328,000 increase over the 2001 amount. Gross profit as a percentage of net sales increased to 30.7% in 2002, as compared to 30.1% in the 2001 period. Gross profit at Bactolac improved to 33.5% from 31.7% in 2001. The majority of the improvement resulted from higher sales volumes better absorbing overhead expenses combined with the addition of high-speed equipment that improved production efficiencies. Gross profit at ANIP dropped to 26.9% in 2002, as compared to 27.6% in 2001. Substantially all of the change was due to changes in the product mix.

Total operating expenses increased to $7,454,000 in 2002, from $5,916,000, in 2001. This represents an increase of $1,383,000, or 23.4%. The majority of the increase relates to additional personnel costs, in addition to higher administrative costs being incurred for insurance and sales and marketing expenses incurred in connection with the private label customers at ANIP. During 2002, ANI wrote-off $155,000 in net costs incurred in connection with the proposed York Pharmaceuticals acquisition that was terminated.

During September 2002, under agreements finalized with Dr. Reddy, Cambridge Holdings, Ltd,. and Glenwood Capital Partners I, LP, the total amounts and accrued interest due on these convertible obligations (all but the remaining $500,000 due to Dr. Reddy) were converted into 2,840,800 shares of ANI's common stock. The agreed upon conversion rate was $0.55 per share, which at the time represented approximately a 20% premium over the trading price of the stock. Under accounting principles generally accepted in the United States, since the agreements were modified to adjust the conversion price from the originally established terms, an inducement expense was required to be recorded. The inducement expense was computed based upon the fair value of the additional shares issued, over those that would have been issued under the original terms. The additional expense was computed to be approximately $601,000, which was recorded as debt conversion inducement expense on the statement of operations for the year ended September 30, 2002, with the offsetting credit being recorded as additional paid-in capital.

Fiscal Year 2001 Compared to Fiscal Year 2000 (Proforma)

Net sales for the 2001 period decreased $1,156,000 or 6.2% over the 2000 pro forma period. The decrease was primarily attributable to a net $515,000, increase in the sales of Bactolac, through a number of customers, offset by a $1,671,000 reduction in the sales of ANIP. The majority of the ANIP decrease was attributable to a $2,610,000 decline in sales to Bayer Corporation offset by a $939,000 increase in sales to several new and expanded customers. Bayer has historically represented a significant portion of ANIP's revenue base, and during January 2001, ANIP completed the final production under the Bayer contract.

Gross profit for the 2001 period decreased to $5,308,000, a $522,000 decrease over the 2000 pro forma amount. Gross profit as a percentage of net sales decreased to 30.1% in 2001, as compared to 31.1% in the 2000 pro forma period. Approximately $300,000 of the decrease was due to higher levels of overhead and labor expenses at the Bactolac operation due to the relocation into a new facility at higher costs, while the benefits of higher sales were not achieved until later in the fiscal year. The balance consisted of lower gross profits due to lower sales at ANIP.

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

As a result of the sale of NFLI, the Company's consolidated historical financial statements and related notes thereto were restated to present the operations of NFLI as discontinued operations. For further discussion see Notes 2 and 4 of the Notes to Consolidated Financial Statements in Item 8.

Liquidity and Capital Resources

Since ANI consummated the acquisitions of Bactolac and ANIP, it has met its working capital and capital expenditure requirements, including funding for debt repayments, mainly through net cash provided under the Company's revolving line of credit provided through its secured lender as well as the net proceeds in 2001 received from the sale of NFLI. Based upon anticipated revenue increases, primarily from new customers of ANIP, combined with cost reductions that have been implemented, management believes that a significant portion of the upcoming working capital needs can be met out of cash generated from operating activities. Management plans to continue to strive to restore profitability and pursue alternative financing during the current fiscal year to meet currently anticipated funding requirements

At September 30, 2002, the Company had working capital of $1,254,000. Borrowings under the revolving portion of the secured credit facility totaled $2,226,000, with additional borrowings available of $323,000, at that point, based upon accounts receivable and inventory levels.

The Company is currently under-going due diligence by a new lender to replace the current senior lender. Based upon discussions with the new lender, management of the Company currently anticipates that a new lending agreement will be finalized under acceptable terms, prior to the January 31, 2003, extended due date of the current agreement. Should this new agreement not be able to be finalized by the extended due date, ANI has received and would consider a sale-leaseback proposal from another entity which ANI believes could be closed by January 31, 2003, however the terms of the proposed sale-leaseback financing would be more expensive. Depending upon the status of alternative financing arrangements near the end of January 2003, ANI would also consider requesting a further extension from its current lender, which if such lender agreed to an additional extension and they are under no obligation or agreement to do so, could require ANI to pay a substantial fee.

During the second quarter of the fiscal year that began October 1, 2002, ANI anticipates repaying the remaining $500,000 note to Dr. Reddy, which was due in November 2002. Dr. Reddy has agreed verbally to this extension, and the Company anticipates funding this cash requirement out of a new lending relationship.

Operating Activities

Net cash flows from continuing operating activities generated (consumed) approximately $(1,458,000), $300,000 and $(2,289,000) in 2002, 2001 and 2000.
The net cash consumed in 2002 consisted primarily of approximately $1,588,000 increase in accounts receivable and a $319,000 increase in inventories. The majority of this increase related to higher monthly sales levels at ANIP. The net loss from continuing operations in 2002 of $3,344,000 was offset substantially by the non cash expenses recorded consisting primarily of the cumulative effect of the accounting change relating to the goodwill write-off, depreciation and amortization expenses, the bad debt provision and the expense recognized on the debt conversion which in total amounted to $3,375,000.

The net cash flow from operating activities in 2001, consisted of approximately $1,782,000 decrease in accounts receivable, relating primarily to reductions in Bactolac's accounts receivable as a result of implementing tighter collection policies and follow-up procedures combined with decreases in the average sales levels at ANIP offset by approximately $955,000 in cash used to reduce accounts payable and other accrued expenses. These amounts were offset in 2001 by $981,000 in losses from continuing operations less $1,207,000 in depreciation and amortization expense.

Investing Activities

Investing activities from continuing operations generated approximately $302,000 in 2002. This consisted of $611,000 collected on the NFLI Note receivable net of $308,000 used for additions to equipment.

Investing activities from continuing operations generated approximately $1,908,000 in 2001. Approximately $3,200,000 was received from the sale of the discontinued NFLI subsidiary, net of $713,000 in expenses incurred on the sale, with an additional $228,000 collected on the Note from the NFLI sale. Additions to capital equipment consumed $807,000.

Financing Activities

Financing activities from continuing operations consumed approximately $(2,044,000) in 2001. This consisted of $3,253,000 in net repayments under the Company's credit facility, plus $1,328,000 in principal payments made on long-term debt and $1,435,000 repaid on notes payable to related parties, funded in part by the ANIP mortgage refinancing of $2,415,000. Also during 2001, $(307,000) in cash was consumed by the discontinued entity prior to the sale.

The Company's revolving credit facility provides for borrowings, based upon outstanding amounts of eligible accounts receivable and allowable inventories. Additionally, there is a term loan facility with the secured lender that requires principal payments of $44,000 monthly. Interest on amounts outstanding under the Agreement is payable monthly based upon the lender's index rate plus two and one-half percent. The credit facility is secured by substantially all of the Company's assets. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures. The lender has notified the Company that the lender is closing the office that services the Company and has decided, due to the smaller size of the Company's facility, not to pursue a continuing loan arrangement with ANI. The lender has agreed to extend the maturity of the facility to January 31, 2003. As of September 30, 2002, the balance outstanding under the facility amounted to $2,890,000. The Company has not been in compliance with certain covenants under the credit facility and while the lender granted the Company waivers of those defaults on December 26, 2001, ANI has not requested any additional waivers from its lender. Due to the due date of the loan and the existing defaults, the entire loan amount has been classified as a current liability on the Company's balance sheet. ANI is in the process of securing an alternative lender and has received several proposal letters from prospective lenders. The Company is currently under-going due diligence by a new lender to replace the current senior lender. Based upon discussions with the new lender, management of the Company currently anticipates that a new lending agreement will be finalized under acceptable terms, prior to the January 31, 2003, extended due date of the current agreement. Should this new agreement not be able to be finalized by the extended due date, ANI has received and would consider a sale-leaseback proposal from another entity which ANI believes could be closed by January 31, 2003, however the terms of the proposed sale-leaseback financing would be more expensive. Depending upon the status of alternative financing arrangements near the end of January 2003, ANI would also consider requesting a further extension from its current lender, which if such lender agreed to an additional extension and they are under no obligation or agreement to do so, could require ANI to pay a
substantial   fee.  If  the  Company  is  not  successful  in  refinancing  this obligation, the financial position and liquidity of the Company could be adversely affected.

In connection with the acquisitions of Bactolac, the Company entered into a purchase note totaling $2,500,000, with Dr, Reddy, the selling stockholder. The Bactolac stock purchase note in an original amount of $2,500,000 is subordinate to the senior lender's facility, and bears interest at 7%. Dr. Reddy had previously agreed to extend the payment of the first $1,000,000, installment until the closing of the NFLI sale transaction, at which time the payment was made. In November 2001, the Company entered into a new note for $1,543,438 (which included accrued interest) payable November 17, 2002, which also included the right for the holder to convert up to $1,000,000 principal, plus accrued interest into shares of the Company's common stock at $1.00 per share.

During January 2002, ANI received a $250,000 subordinated 7% loan from a company, Cambridge Holdings, Ltd., that is affiliated with ANI's chairman, Greg Pusey. The note matures in one year and is convertible at the option of the holder into shares of ANI common stock at $1.00 per share, and also includes a warrant to allow the holder to acquire 50,000 shares of ANI common stock at $1.00 per share, through June 2004. The proceeds of the loan were used as working capital. The approximate $70,700 value associated with the detachable warrant and the conversion feature has been recorded separately from the note liability, as a credit to additional paid-in capital. This allocation gave rise to additional interest cost, above the stated face amount of interest, as the amount is accreted back to the total loan amount.

During July 2002, ANI borrowed $175,000 from Glenwood Capital Partners I, LP, a partnership managed by Randall D. Humphreys, a director of the Company. The 7% note matures in one year, and is convertible at the option of the holder into shares of ANI common stock at $1.00 per share. Additionally, a warrant was issued to allow Glenwood to acquire 35,000 shares of ANI Common Stock at $1.00 per share through January 2005. The approximate $49,500 value associated with the detachable warrant and the conversion feature has been recorded separately from the note liability, as a credit to additional paid-in capital. This allocation gave rise to additional interest cost, above the stated face amount of interest, as the amount is accreted back to the total loan amount.

In order to improve the Company's liquidity, during September 2002, agreements were finalized with Dr. Reddy, Cambridge Holdings, Ltd,. and Glenwood Capital Partners I, LP, to convert the total amounts and accrued interest due on these convertible obligations (all but the remaining $500,000 due to Dr. Reddy) into 2,840,800 shares of ANI's common stock. The agreed upon conversion rate was $0.55 per share, which at the time represented approximately a 20% premium over the trading price of the stock. The agreed upon conversion rate was $0.55 per share, which at the time represented approximately a 20% premium over the trading price of the stock. Under accounting principles generally accepted in the United States, since the agreements were modified to adjust the conversion price from the originally established terms, an inducement expense was required to be recorded. The inducement expense was computed based upon the fair value of the additional shares issued, over those that would have been issued under the original terms. The additional expense was computed to be approximately $601,000, which was recorded as debt conversion inducement expense on the statement of operations for the year ended September 30, 2002, with the offsetting credit being recorded as additional paid-in capital.

Capital expenditures, primarily for manufacturing and facility improvement costs for the fiscal year ending September 30, 2003, are anticipated to be approximately $400,000 to $600,000. It is expected that funding for the capital additions will be provided out of a new credit facility with a portion funded out of working capital.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), addressing accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the fiscal year beginning October 1, 2002 for the Company and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company does not anticipate that the adoption of the new standard will have a significant effect on its consolidated financial statements.

The FASB has issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which was adopted by the Company effective October 1, 2001, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Adoption of the new standard did not have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS No. 145"). This statement rescinds the requirement in SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, "Accounting for Leases" ("SFAS No. 134"), to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has reviewed SFAS No. 145 and its adoption is not expected to have a material effect on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS No. 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", and requires liabilities associated with exit and disposal activities to be expensed as incurred and to be measured at fair value.


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

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Advanced Nutraceuticals, Inc. Consolidated Financial Statements            Page
                                                                           ----

   Report of Independent Certified Public Accountants                      F-2

   Consolidated Balance Sheets as of September 30, 2002 and 2001           F-3

   Consolidated Statements of Operations and Comprehensive Income
   (Loss) for the Years Ended September 30, 2002, 2001 and 2000            F-4

   Consolidated Statement of Stockholders' Equity for the Years
   Ended September 30, 2002, 2001 and 2000                                 F-5

   Consolidated Statements of Cash Flows for the Years Ended
   September 30, 2002, 2001 and 2000                                       F-7

   Notes to Consolidated Financial Statements                              F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Advanced Nutraceuticals, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Advanced Nutraceuticals, Inc. (a Texas corporation) and Subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Nutraceuticals, Inc. and Subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets for the year ended September 30, 2002.


Grant Thornton LLP

/s/ Grant Thornton LLP
----------------------

Houston, Texas
December 16, 2002

                          ADVANCED NUTRACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 30,
                                                                              2002             2001
                                                                          ------------    ------------
                                     ASSETS

Current Assets:
    Cash and cash equivalents                                             $    793,023    $    781,847
    Receivables (Note 8)                                                     4,099,852       2,978,698
    Inventories (Notes 3 and 8)                                              2,053,268       1,734,395
    Deferred tax asset (Note 5)                                                    --          181,232
    Notes receivable (Note 4)                                                  184,282       1,150,000
    Prepaid expenses and other assets                                          329,362          97,228
                                                                          ------------    ------------
       Total Current Assets                                                  7,459,787       6,923,400

    Property and equipment, net (Notes 6, 8 and 9)                           9,280,558       9,728,865
    Goodwill (Notes 7 and 15)                                                7,563,913       8,727,553
    Other assets                                                               230,982         329,870
                                                                          ------------    ------------
                                                                          $ 24,535,240    $ 25,709,688
                                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                      $  2,027,039    $  1,892,884
    Accrued expenses and other liabilities                                     675,714         574,056
    Note Payable - related party (Note 9)                                      500,000            --
    Credit facility (Note 8)                                                 2,889,811       2,039,454
    Current portion of long-term debt (Note 9)                                 113,384         106,708
                                                                          ------------    ------------
            Total Current Liabilities                                        6,205,948       4,613,102

Deferred tax liability (Note 5)                                                   --           181,232
Long-term debt - related party (Note 9)                                           --         1,500,000
Long-term debt (Note 9)                                                      2,403,695       2,470,596
                                                                          ------------    ------------
           Total Liabilities                                                 8,609,643       8,764,930
                                                                          ------------    ------------

Commitments and contingencies (Note 10)                                           --              --

Stockholders' Equity (Note 11 and 12):
    Preferred stock, $.001 par value; 1,000,000 authorized; none issued           --              --
    Common stock; $.01 par value; 20,000,000 shares authorized;
            4,992,789 and 2,026,975 issued and outstanding                      49,928          20,270
    Additional paid-in capital                                              20,322,048      18,026,446
    Accumulated deficit                                                     (4,446,379)     (1,101,958)
                                                                          ------------    ------------
           Total Stockholders' Equity                                       15,925,597      16,944,758
                                                                          ------------    ------------
                                                                          $ 24,535,240    $ 25,709,688
                                                                          ============    ============

                     See accompanying notes to consolidated
                              financial statements.

                          ADVANCED NUTRACEUTICALS, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                                      2002            2001            2000
                                                                  ------------    ------------    ------------
Net sales                                                         $ 21,624,750    $ 17,606,367    $ 16,067,889
Cost of sales                                                       14,988,723      12,298,116      10,570,347
                                                                  ------------    ------------    ------------
Gross profit                                                         6,636,027       5,308,251       5,497,542

General and administrative expenses                                  6,933,204       5,915,818       4,727,803
Reserve for notes receivable                                           365,419               0               0
Terminated acquisition costs                                           155,126               0               0
                                                                  ------------    ------------    ------------

Operating income (loss)                                               (817,722)       (607,567)        769,739
                                                                  ------------    ------------    ------------

Other income (expense):
    Interest expense, net                                             (756,639)       (843,329)       (546,373)
    Debt conversion inducement expense                                (600,800)              0               0
    Gain on debt settlement                                                  0         121,191               0
    Other, net                                                          15,293          63,723           2,645
                                                                  ------------    ------------    ------------
                                                                    (1,342,146)       (658,415)       (543,728)
                                                                  ------------    ------------    ------------
Income (loss) from continuing operations
    before income tax expense                                       (2,159,868)     (1,265,982)        226,011

Income tax expense (benefit) (Note 5)                                        0        (285,315)        260,000
                                                                  ------------    ------------    ------------

Loss from continuing operations before cumulative
   effect of accounting change                                      (2,159,868)       (980,667)        (33,989)

Income (loss) from discontinued operations, net of tax (Note 2)              0       1,145,540      (3,970,342)
Cumulative effect of accounting change (Note 15)                    (1,184,553)              0               0
                                                                  ------------    ------------    ------------

Net income (loss)                                                   (3,344,421)        164,873      (4,004,331)
                                                                  ------------    ------------    ------------

Other comprehensive income (loss):
    Unrealized gain on investments, net of tax                               0               0          45,500
    Foreign currency translation adjustment                                  0         (77,670)        157,919
                                                                  ------------    ------------    ------------
                                                                             0         (77,670)        203,419
                                                                  ------------    ------------    ------------
Total comprehensive income (loss)                                 $ (3,344,421)   $     87,203    $ (3,800,912)
                                                                  ============    ============    ============

Basic income (loss) per common share:
    Loss from continuing operations                               $       (.90)   $       (.48)   $       (.02)
    Cumulative effect of accounting change                                (.50)           --              --
    Income (loss) from discontinued operations                            --               .56           (2.06)
                                                                  ------------    ------------    ------------
          Net income (loss)                                       $      (1.40)   $        .08    $      (2.08)
                                                                  ============    ============    ============

Diluted income (loss) per common share:
    Loss from continuing operations                               $       (.90)   $       (.47)   $       (.02)
    Cumulative effect of accounting change                                (.50)           --              --
    Income (loss) from discontinued operations                            --               .55           (2.06)
                                                                  ------------    ------------    ------------
          Net income (loss)                                       $      (1.40)   $        .08    $      (2.08)
                                                                  ============    ============    ============

Weighted average common shares outstanding (Note 12):
     Basic                                                           2,388,631       2,026,975       1,928,438
                                                                  ============    ============    ============
     Diluted                                                         2,388,631       2,077,162       1,928,438
                                                                  ============    ============    ============


                     See accompanying notes to consolidated
                             financial statements.

                          ADVANCED NUTRACEUTICALS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


                                                                                                 Additional       Retained
                                     Preferred Stock                  Common Stock                Paid-In         Earnings
                                 Shares           Amount          Shares          Amount          Capital          Deficit
                                ------------    ------------    ------------    ------------    ------------    ------------
Balance at
     September 30, 1999                 --      $       --         1,471,899    $     14,720    $ 11,881,311    $  3,110,405
Net loss                                --              --              --              --              --        (4,004,331)
Foreign currency
     translation adjustment             --              --              --              --              --              --
Unrealized gain on
     investments, net of tax            --              --              --              --              --              --
Issue preferred
     stock                           221,127       6,280,000            --              --              --              --
Convert preferred
     stock                          (221,127)     (6,280,000)        552,818           5,528       6,274,472            --
Cancel treasury
     stock (Note 12)                    --              --           (19,750)           (198)       (159,382)       (372,905)
                                ------------    ------------    ------------    ------------    ------------    ------------
Balance at
     September 30, 2000                 --              --         2,004,967          20,050      17,996,401      (1,266,831)
Net income                              --              --              --              --              --           164,873
Foreign currency
     translation adjustment             --              --              --              --              --              --
Issuance of common stock
     for earn out award                 --              --            22,008             220          30,045            --
                                ------------    ------------    ------------    ------------    ------------    ------------
Balance at
     September 30, 2001                 --              --         2,026,975          20,270      18,026,446      (1,101,958)
Net loss                                --              --              --              --              --        (3,344,421)
Value of warrants issued with
        convertible debt                --              --              --              --           120,258            --
Issuance of common stock
     on debt conversion                 --              --         2,840,800          28,408       2,057,831            --
Common stock issued for
     bonus \ earn out awards            --              --           125,014           1,250         117,513            --
                                ------------    ------------    ------------    ------------    ------------    ------------
Balance at
     September 30, 2002                 --      $       --         4,992,789    $     49,928    $ 20,322,048    $ (4,446,379)
                                ============    ============    ============    ============    ============    ============

                          ADVANCED NUTRACEUTICALS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                         Accumulated Other
                                     Comprehensive Income (Loss)
                                    ----------------------------
                                     Cumulative
                                     Unrealized       Foreign
                                        Loss          Currency             Treasury Stock              Total
                                        On          Translation     ----------------------------    Stockholders'
                                    Investment      Adjustment         Shares          Amount          Equity
                                    ------------    ------------    ------------    ------------    ------------
Balance at
     September 30, 1999             $    (45,500)   $    (80,249)        (19,750)   $   (532,485)   $ 14,348,202
Net loss                                    --              --              --              --        (4,004,331)
Foreign currency
    translation adjustment                  --           157,919            --              --           157,919
Unrealized gain on
    investment, net of tax                45,500            --              --              --            45,500
Issued preferred
    stock                                   --              --              --              --         6,280,000
Convert preferred
    stock                                   --              --              --              --              --
Cancel treasury
    stock (Note 12)                         --              --            19,750         532,485            --
                                    ------------    ------------    ------------    ------------    ------------
Balance at
     September 30, 2000                     --            77,670            --              --        16,827,290
Net income                                  --              --              --              --           164,873
Foreign currency
   translation adjustment                   --           (77,670)           --              --           (77,670)
Issuance of common stock
   for earn out award                       --              --              --              --            30,265
                                    ------------    ------------    ------------    ------------    ------------
Balance at
     September 30, 2001                     --              --              --              --        16,944,758
Net loss                                    --              --              --              --        (3,344,421)
Value of warrants issued with
        convertible debt                    --              --              --              --           120,258
Issuance of common stock
     on debt conversion                     --              --              --              --
2,086,239 Common stock issued for
        bonus \ earn out awards             --              --              --              --           118,763
                                    ------------    ------------    ------------    ------------    ------------
Balance at
     September 30, 2002             $       --      $       --              --      $       --      $ 15,925,597
                                    ============    ============    ============    ============    ============

           See accompanying notes to consolidated financial statements


                          ADVANCED NUTRACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                                2002            2001            2000
                                                             -----------    -----------    -----------
Cash flows from operating activities:
    Net loss from continuing operations before
       cumulative effect of accounting change                $(2,159,868)   $  (980,667)   $   (33,989)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                         756,591      1,206,805        998,135
          Bad debt provision                                     831,946       (235,000)       200,000
          Expense recognized on debt conversion inducement       600,800           --             --
          Write-off of aborted acquisition costs                 155,126           --             --
          Deferred tax expense (benefit)                            --         (374,184)       (39,259)
          Changes in assets and liabilities:
              Receivables                                     (1,587,680)     1,781,678     (1,517,971)
              Inventories                                       (318,873)        72,908        333,187
              Prepaid and other assets                          (117,340)      (216,889)       (90,842)
              Accounts payable                                   134,155       (919,286)      (742,055)
              Deferred income                                       --         (111,111)       (55,556)
              Accrued expenses and other liabilities             247,069         75,423     (1,340,154)
                                                             -----------    -----------    -----------
       Net cash flows from continuing operations              (1,458,077)       299,677     (2,288,504)
       Net cash flows from discontinued operations                  --        2,879,222        771,046
                                                             -----------    -----------    -----------

Net cash flows from operating activities                      (1,458,077)     3,178,899     (1,517,458)
                                                             -----------    -----------    -----------


Cash flows from investing activities:
       Sale of subsidiary, net of expense                           --        2,486,529           --
       Collection of notes receivable                            610,500        228,111           --
       Acquisition of property and equipment                    (308,284)      (807,083)      (205,336)
       Acquired cash from acquisitions                              --             --          128,472
                                                             -----------    -----------    -----------

       Net cash flows from continuing operations                 302,216      1,907,557        (76,864)
       Net cash flows from discontinued operations                  --       (2,650,235)    (2,265,086)
                                                             -----------    -----------    -----------

Net cash flows from investing activities                         302,216       (742,678)    (2,341,950)
                                                             -----------    -----------    -----------

Cash flows from financing activities:
       Net borrowings (payments) on credit facility              850,357     (3,252,625)     2,323,197
       Borrowings on long term debt                              425,000      2,415,000           --
       Payments of long term debt - related parties                 --       (1,435,000)          --
       Payment of long term debt                                (108,320)    (1,328,082)          --
       Cash contribution from discontinued operations               --        1,556,249        738,912
                                                             -----------    -----------    -----------
       Net cash flows from continuing operations               1,167,037     (2,044,458)     3,062,109
       Net cash flows from discontinued operations                  --         (306,657)     1,494,040
                                                             -----------    -----------    -----------

Net cash flows from financing activities                       1,167,037     (2,351,115)     4,556,149
                                                             -----------    -----------    -----------

Net increase in cash and cash equivalents                         11,176         85,106        696,741

Cash and cash equivalents, beginning of year                     781,847        696,741           --
                                                             -----------    -----------    -----------

Cash and cash equivalents, end of year                       $   793,023    $   781,847    $   696,741
                                                             ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advanced Nutraceuticals, Inc. ("ANI" or the "Company"), a Texas corporation, was formed during 2000 to become the parent company of Nutrition For Life International, Inc. ("NFLI"), in a reorganization that was completed as of March 15, 2000. Under the terms of the reorganization, each outstanding share of common stock of NFLI issued and outstanding immediately prior to the merger was converted into one share of ANI's common stock. Also, each outstanding option and each outstanding warrant to purchase shares of NFLI's common stock was converted into an option or a warrant, as the case may be, to purchase, on the same terms and conditions, an identical number of shares of ANI's common stock. On June 13, 2001, ANI completed the sale of its network marketing subsidiary, NFLI, to Everest International, LLC ("Everest"), a privately-held entity. ANI now operates as a contract and private label manufacturer of nutritional and pharmaceutical products through its two operating subsidiaries, Bactolac Pharmaceutical Inc., and ANI Pharmaceuticals, Inc.

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

Concentration of Credit Risk

At September 30, 2002 and 2001, the Company's cash in financial institutions exceeded the federally insured deposit limit by approximately $490,000 and $530,000.

Fair Market Value Of Financial Instruments

The Company's financial instruments include accounts and notes receivable, accounts payable, and long-term debt. The fair market value of accounts receivable and accounts payable approximate their carrying values because their maturities are generally less than one year. The fair market value of long-term notes receivable and debt obligations are estimated to approximate their carrying values based upon their stated interest rates.

Revenue Recognition

Revenues from the sale of products are recognized upon shipment to the customer. Management provides an estimated allowance for uncollectable accounts and notes receivable based upon an assessment of amounts outstanding and evaluation of specific customer account balances.

The allowance for doubtful accounts at September 30, 2002 and 2001 totaled $682,000 and $215,000.

Inventories

Inventories are valued primarily at the lower of cost (first-in, first-out basis) or market.

Long-lived Assets

The Company reviews the carrying value of its long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recovered. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. The measurement of the impairment losses to be recognized is based on the difference between the fair value and the carrying amounts of the assets. In order to determine if an asset has been impaired, assets are tested by operating segment and geographic location. During the year ended September 30, 2000, the Company recorded an impairment of certain of its long-lived assets held by NFLI, whose operations are shown as discontinued due to the sale, as disclosed in Note 2. No such losses were recognized for the year ended September 30, 2002 and 2001.

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Intangible Assets

Intangible assets consist primarily of the excess of cost over net assets acquired, "goodwill". Effective with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), management of the Company evaluates the carrying value of goodwill annually or whenever a possible impairment is indicated. See Note 15.

Stock Options and Warrants

The Company accounts for stock options issued to employees in accordance with Accounting Principles Board opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") . During the years ended September 30, 2002, 2001, and 2000, all options issued to officers and employees were granted at an exercise price which equaled or exceeded the market price per share at the date of grant and accordingly, based upon an intrinsic valuation, no compensation expense was recorded relative to those grants.

The Company has elected to adopt the disclosure requirements of SFAS No.123 "Accounting for Stock-based Compensation" ("SFAS No. 123"). This statement requires that the Company provide proforma information regarding net income
(loss) and basic and diluted earnings (loss) per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123 (see Note 13). Additionally, SFAS No. 123 generally requires that the Company record options issued to non-employees, based on the fair value of the options.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings.

Diluted earnings per share for the year ended September 30, 2002 and 2000, did not consider the effect of the warrants and options because they were anti-dilutive.

Management's Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Recent Accounting Pronouncements

 The Financial Accounting Standards Board ("FASB") has issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), addressing accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the fiscal year beginning October 1, 2002 for the Company and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company does not anticipate that the adoption of the new standard will have a significant effect on its consolidated financial statements.

The FASB has issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which was adopted by the Company effective October 1, 2001, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Adoption of the new standard did not have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS No. 145"). This statement rescinds the requirement in SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, "Accounting for Leases" ("SFAS No. 134"), to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has reviewed SFAS No. 145 and its adoption is not expected to have a material effect on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS No. 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", and requires liabilities associated with exit and disposal activities to be expensed as incurred and to be measured at fair value.

Reclassifications

For financial reporting purposes certain amounts from the 2001 and 2000 financial statements have been reclassified to conform to the presentation used for 2002.

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 --  SALE  OF  NUTRITION  FOR  LIFE  INTERNATIONAL,  INC.  -  DISCONTINUED
           OPERATIONS

On June 13, 2001, ANI completed the sale of its network-marketing subsidiary, NFLI, to Everest. At closing the Company received $3.2 million in cash and a $5 million note payable ("Note") by NFLI based on a ten-year amortization with quarterly payments for three years and a final balloon payment in June 2004. NFLI entered into a product supply agreement with the Company's subsidiary, Bactolac Pharmaceutical, Inc. ("Bactolac") and Bactolac received a $650,000 note from NFLI due in June 2002. The purchase price may also be increased up to an additional $750,000, depending upon future operating results of NFLI's established Japanese subsidiary, which the Company considers unlikely at the present time and no value has been associated with this earn-out. As part of the terms of the transaction, Everest paid off the balance outstanding of the Company's revolving and term debt obligations related to NFLI. The majority of the cash received at closing was used by the Company to reduce debt, with a portion providing working capital. For financial reporting purposes, management of ANI was unable to determine that it is probable that the future cash flows from NFLI's operations would be sufficient to fund the entire balloon payment required under the terms of the Note. Accordingly, an allowance of approximately $4,262,000 was provided against the face amount of the Note at the date of the sale. ANI accounts for collections on the Note under the cost recovery method, whereby any future collections are recorded as a reduction of the balance recorded for the Note (after the allowance). Additional collections above that amount are recorded as income as collected. NFLI develops products that are designed for health-conscious consumers, and sells those products to consumers through its network of independent distributors. As a result of the sale of NFLI, the Company's 2001 and 2000 consolidated financial statements and related notes thereto were restated to present the operations of NFLI as discontinued operations.

Certain information with respect to the discontinued operations of NFLI for the year ended September 30, 2000, and for the period through the sale in 2001 are as follows:


                                                      2001*           2000
                                                      -----           ----

Net sales                                      $  30,341,242    $   55,440,424
Cost of sales                                     19,891,489        38,637,997
                                                 -----------       -----------
Gross profit                                      10,449,753        16,802,427

Operating expenses                                10,236,064        21,170,883
Other income (expense)                               (44,436)         (498,337)
                                                 -----------       ------------

Income (loss) before income tax benefit              169,253        (4,866,793)
Income tax benefit                                  (976,287)         (896,451)
                                                 -----------          ---------
Income (loss) from discontinued operations     $   1,145,540    $   (3,970,342)
                                                   =========       ===========

(*) Period up to sale.

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

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- INVENTORIES

Inventories, at September 30, consisted of the following:
                                         2002          2001
                                         ----          ----

       Finished goods                $  319,300    $   314,187
       Work in process                  144,681         70,436
       Raw materials                  1,589,287      1,349,772
                                      ---------      ---------
       Total inventories             $2,053,268     $1,734,395
                                      =========      =========

NOTE 4 - NOTES RECEIVABLE

At the closing of the NFLI sale, the Company received a $5 million note payable by NFLI based on a ten-year amortization with quarterly payments for three years and a final balloon payment in June 2004 ("Note"). NFLI also entered into a $650,000 note payable due in June 2002 to Bactolac, representing the formalization of a previous intercompany balance. For financial reporting purposes, management of ANI was unable to determine that it is probable that the future cash flows from NFLI's operations would be sufficient to fund the entire balloon payment required under the terms of the Note. Accordingly, an allowance of approximately $4,261,000 was provided against the face amount of the $5 million Note, computed such that no gain or loss was recorded on the disposition of NFLI. ANI will account for collections on the $5 million Note under the cost recovery method, whereby future collections are recorded as a reduction of the balance recorded for the Note (after the allowance). At the June 2002 due date of the $650,000 note, the Company sent a demand notice for payment and NFLI responded that they believed that they were entitled to certain claims for offset against certain of the amounts owed. The Company and NFLI are currently in discussions in attempting to resolve this matter. During the quarter ended September 30, 2002, management of the Company recorded an additional allowance of approximately $365,000, against the net balances due under the $5.0 million Note and the $650,000 note due to Bactolac, based upon current assessment of the probability of receiving payments under those notes. Any additional collections above the net amount carried will be recorded as income as collected.

During the year ended September 30, 2001, the Company collected approximately $228,000 in total payments under the Note, resulting in a net carrying balance of the $5.0 million Note and the $650,000 note, after reserves of approximately $1,160,000, of which $10,000 was long term and included with other assets. During the year ended September 30, 2002, the Company collected approximately $567,000 in total payments under the Note, resulting in a net carrying balance of the $5.0 million Note and the $650,000 note, after reserves and other net adjustments of approximately $184,000. At September 30, 2002, the face amount outstanding on the $5.0 million Note was $4.5 million, prior to the originally established reserve and the additional reserve recorded for the year ended September 30, 2002.

NOTE 5 -- INCOME TAXES

Deferred income taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates, which are estimated to be in effect when these differences reverse.

The (benefit) provision for income taxes on continuing operations for the years ended September 30, 2002, 2001 and 2000 consisted of the following:


                                          2002         2001         2000
                                        ---------    ---------    ---------
Federal tax (benefit) - current         $    --      $    --      $    --
Federal tax (benefit) - deferred             --       (251,000)     205,000
State tax (benefit) expense                  --        (83,000)      55,000
                                        ---------    ---------    ---------
                                        $    --      $(334,000)   $ 260,000
                                        =========    =========    =========

    The  following   reconciles   federal   income  tax  expense
    (benefit) computed at the statutory rate with income taxes as reported for the years ended September 30:

                                                  2002         2001          2000
                                                ---------    ---------    ---------
Expected income tax expense (benefit) at 34%    $(734,000)   $(472,000)   $  77,000
State taxes, net of federal benefit                  --        (83,000)      55,000
Non deductible goodwill                              --        213,000      125,000
Non deductible debt conversion expense            204,000         --            --
Increase in valuation allowance
      for deferred tax asset                      525,000         --            --


Other items, net                                    5,000        8,000        3,000
                                                ---------    ---------    ---------
Income tax (benefit) expense                    $    --      $(334,000)   $ 260,000
                                                =========    =========    =========

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities consisted of the following net tax effects of operating losses and temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes at September 30, 2002 and 2001:

               Assets                           2002           2001
               ------                        -----------    -----------
Loss carryforwards                           $ 3,045,000    $ 3,255,000
Receivable allowance for doubtful accounts       273,000         86,000
Inventory valuation write-offs                    77,000         74,000
Note receivable allowance                      1,602,000      1,445,000
Other                                             41,856         20,890
                                             -----------    -----------
Deferred tax assets                            5,038,856      4,880,890
Less valuation allowance                      (2,401,048)    (2,130,430)
                                             -----------    -----------
                                             $ 2,637,808    $ 2,750,460
                                             ===========    ===========

       Liability
Fixed assets                                 $ 2,637,808    $ 2,750,460
                                             ===========    ===========

At September 30, 2002, the Company has a net operating loss carryforward of approximately $4.4 million, which expires through 2021. Additionally, the Company has obtained net operating losses of approximately $2 million, which expire primarily in 2011 and are subject to annual usage limitations. The Company also has capital loss carryforwards of approximately $.9 million, expiring through 2005, which may only be used to offset capital gains during the carryforward period. As the Company is unable to determine that it is more likely than not that the future taxable income of the Company will be sufficient to utilize the loss carryforwards, a valuation allowance has been established against the net asset.


NOTE 6 -- PROPERTY AND EQUIPMENT

Property and equipment and their estimated useful lives are summarized as follows:

                                                                               September 30,
                                                                               ------------
                                                    Lives        2002               2001
                                                    -------    ------------    ------------
Land                                                           $  1,763,567    $  1,763,567
Building and improvements                                15       2,707,215       2,671,906
Equipment                                                 7       6,476,312       6,230,323
Leasehold improvements                                    5         278,357         257,372
Furniture and fixtures                                 5-10          17,702          17,702
                                                               ------------    ------------
                                                                 11,243,153      10,940,870

Less: Accumulated depreciation and amortization                  (1,962,595)     (1,212,005)
                                                               ------------    ------------
                                                               $  9,280,558    $  9,728,865
                                                               ============    ============


NOTE 7 -- ACQUISITIONS

On November 17, 1999, the Company finalized the acquisitions of Bactolac and Advanced Nutraceuticals, Inc., a Delaware corporation ("Old - ANI"). Old - ANI was a holding company formed to pursue a consolidation and integration program in the nutrition industry. Former Old - ANI stockholders received an aggregate of 187,500 shares of the Company's common stock. The common shares issued in the acquisitions of Old - ANI, Bactolac and Ash Corp. (now operating as ANI Pharmaceuticals, Inc., "ANIP") was originally Series A Preferred Stock, which were subsequently converted into common stock on a ten for one basis. Bactolac, headquartered in Hauppauge, New York, manufactures nutritional supplements for private label customers. The purchase price of Bactolac consisted of $2,500,000 in cash, a $2,500,000 subordinated promissory note and 242,078 shares of the Company's common stock. Additionally, 22,008 shares of common stock were issued in each of 2002 and 2001 under an earn-out agreement. On December 1, 1999, the Company finalized the acquisition of ANIP (then a division of Bactolac, now operating as a separate corporate subsidiary). The purchase price of ANIP consisted of $750,000 in cash, a $500,000 note payable and 123,240 shares of the Company's common stock. Additionally, up to 264,085 shares of common stock were issuable pursuant to an earn-out agreement, which has now expired. The acquisitions were accounted for using the purchase method of accounting wherein the operating results of the acquired companies are included in the Company's consolidated financial statements from their dates of acquisition.

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price for the acquisitions, including the equivalent common stock issued, which was valued at its market price of $11.36 per share, has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the acquisition dates. The excess of the purchase price over the net assets acquired was approximately $9,690,000 and has been recorded as goodwill, which was being amortized on a straight-line basis over twenty years, prior to the adoption of SFAS No. 142 as of October 1, 2001.

Pro forma summary of consolidated results of operations of the Company as if the acquisitions discussed above had occurred at the beginning of the year ended September 30, 2000, including certain pro forma adjustments for amortization of the goodwill, additional depreciation expense as a result of the step-up in the basis of fixed assets and increased interest expense on the acquisition debt, are summarized following. The pro forma financial information is not necessarily indicative of the results of operations which actually would have resulted had the acquisitions been effected on the assumed dates or of future results of the combined entities. Had the acquisitions occurred as of October 1, 1999, net sales would have been $18,762,000, net loss would have been $(4,378,000) and the net loss per share $(.52).

NOTE 8 - CREDIT FACILITY

To provide financing for the acquisitions during 1999, and to provide working capital for the entire Company, ANI entered into a three-year Loan and Security Agreement (the "Agreement") with General Electric Capital Corporation ("GECC") as of November 17, 1999, which has subsequently been amended. The Agreement was amended as of November 30, 1999, to provide for the acquisition of ASHCO, and again as of March 9, 2000, to provide for the reorganization of NFLI into the new holding company, ANI. The Agreement was further amended as of December 12, 2001; to remove NFLI from the Agreement following the completion of the sale of NFLI and the amendment also included adding ANI Pharmaceuticals, Inc., ("ANIP") to the Agreement, following the incorporation of ANIP. The Agreement provides for a $12,000,000 revolving credit line based upon eligible trade accounts receivable and allowable inventories as defined under the terms of the Agreement. Additionally, the agreement contains a term loan facility, with principal payable $43,885, monthly over the remaining term of the Agreement, at which point the remaining balance will be due. Interest on amounts outstanding under the Agreement is payable monthly based upon GECC's index rate plus two and one-half percent. The loan facility is secured by substantially all of the assets of ANI and its subsidiaries. As of September 30, 2002, there was $2,225,777 outstanding under the revolving credit line and $664,034 outstanding under the term loan facility. The Agreement contains a number of covenants, which include among other items, maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures. The Company has not been in compliance with minimum net worth and fixed charge ratios under the Agreement and while the lender granted the Company waivers of those defaults on December 26, 2001, ANI has not requested any additional waivers from its lender. Due to the due date of the loan and the existing defaults, the entire loan amount has been classified as a current liability on the Company's balance sheet, as of September 30, 2002 and 2001.

GECC has notified the Company that it is closing the office that services the Company and has decided, due to the smaller size of the Company's average outstanding loan balances, not to pursue a continuing loan arrangement with ANI. GECC agreed to extend the maturity of the facility to January 31, 2003. The Company is currently under-going due diligence by a new lender to replace the current senior lender. Based upon discussions with the new lender, management of the Company currently anticipates that a new lending agreement will be finalized under acceptable terms, prior to the January 31, 2003, extended due date of the current agreement. Should this new agreement not be able to be finalized by the extended due date, ANI has received and would consider a sale-leaseback proposal from another entity which ANI believes could be closed by January 31, 2003, however the terms of the proposed sale-leaseback financing would be more expensive. Depending upon the status of alternative financing arrangements near the end of January 2003, ANI would also consider requesting a further extension from its current lender, which if such lender agreed to an additional extension and they are under no obligation or agreement to do so, could require ANI to pay a substantial fee. If the Company is not successful in refinancing this obligation, the financial position and liquidity of the Company could be adversely affected.

NOTE 9 - LONG-TERM DEBT AND RELATED PARTY NOTES

As a result of the acquisitions of Bactolac and ANIP, during the first quarter of the fiscal year ended September 30, 2000, the Company entered into purchase notes with certain of the selling stockholders and assumed, through Bactolac, a mortgage obligation on the ANIP facility. During the year ended September 30, 2001, the mortgage obligation was refinanced into a long-term mortgage. Following is a summary of such obligations at September 30:

                                                       2002         2001
                                                     --------    ----------
    Related party Note -
      Stock purchase note arising from
      purchase of Bactolac (a)                       $500,000    $1,500,000
                                                     ========    ==========

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             Long-term debt:
    Mortgage obligation on ANIP facility (b)     $2,375,456   $2,404,112
    Other installment obligations                   141,623      173,192
                                                 ----------   ----------
        Total                                     2,517,079    2,577,304
    Less current portion                            113,384      106,708
                                                 ----------   ----------
    Long-term portion                            $2,403,695   $2,470,596
                                                 ==========   ==========

(a) The Bactolac stock purchase note is subordinate to the GECC facility and bears interest at 7%, and subject to the approval of GECC, was payable $1,000,000 on the first anniversary of the acquisition, $1,000,000 on the second anniversary, and $500,000 on the third anniversary. The holder of the note agreed to extend the payment of the first installment until the closing of the NFLI sale transaction, at which point the $1,000,000 principal and accrued interest was paid. During November 2001, a further agreement was entered into with the holder of the note to extend the second $1,000,000 principal and interest payment otherwise due on November 17, 2001, for one year. As part of the agreement, the Company agreed to a conversion option on the deferred principal and interest to allow the holder to convert such amounts into shares of the Company's common stock at the rate of $1.00 per share during the extension period. During September 2002, the Company reached agreement with the holder to convert all but $500,000 of the remaining loan balance into shares of the company's common stock at $0.55 per share. The Company anticipates repaying the remaining $500,000 outstanding under the agreement during the second quarter of the fiscal year beginning October 1, 2002.

(b) As of April 30, 2001, the mortgage originally assumed in the ANIP acquisition was refinanced with a $2,415,000 mortgage with a different lender under an agreement that bears interest at 13% and is payable monthly over a twenty year term. The mortgage is secured by the ANIP land and building.

During January 2002, ANI received a $250,000, subordinated 7% loan from a company, Cambridge Holdings, Ltd., that is affiliated with ANI's chairman, Greg Pusey. The note matures in one year, is convertible at the option of the holder into shares of ANI common stock at $1.00 per share, and also includes a warrant to allow the holder to acquire 50,000 shares of ANI common stock at $1.00 per share, through June 2004. The proceeds of the loan were used as working capital. The approximate $70,700 value associated with the detachable warrant and the conversion feature has been recorded separately from the note liability, as a credit to additional paid-in capital. This allocation gave rise to additional interest cost, above the stated face amount of interest, as the amount is accreted back to the total loan amount.

During July 2002, ANI borrowed $175,000 from Glenwood Capital Partners I, LP, a partnership managed by Randall D. Humphreys, a director of the Company. The 7% note matures in one year, and is convertible at the option of the holder into shares of ANI common stock at $1.00 per share. Additionally, a warrant was issued to allow Glenwood to acquire 35,000 shares of ANI Common Stock at $1.00 per share through January 2005. The approximate $49,500 value associated with the detachable warrant and the conversion feature has been recorded separately from the note liability, as a credit to additional paid-in capital. This allocation gave rise to additional interest cost, above the stated face amount of interest, as the amount is accreted back to the total loan amount.

During September 2002, under agreements finalized with Dr. Reddy, Cambridge Holdings, Ltd,. and Glenwood Capital Partners I, LP, the total amounts and accrued interest due on the above convertible obligations (all but the remaining $500,000 due to Dr. Reddy) were converted into 2,840,800 shares of ANI's common stock. The agreement upon conversion rate was $0.55 per share, which at the time represented approximately a 20% premium over the trading price of the stock. Under US GAAP, since the agreements were modified to adjust the conversion price from the originally established terms, an inducement cost of the modification was required to be recorded. The cost was computed based upon the fair market value on the date of the conversion of the additional shares issued over those that would have been issued under the original terms. The additional cost was computed to be approximately $601,000, which was recorded as additional expense on the statement of operations for the year ended September 30, 2002, with the offsetting credit being recorded as additional paid-in capital.

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled future maturities of long-term debt as of September 30, 2002, exclusive of the $500,000 payable to Dr. Reddy and the credit facility, are approximately as follows:

                 Year Ending September 30,
                 ------------------------
                            2003                      $   113,000
                            2004                           71,000
                            2005                           77,000
                            2006                           55,000
                            2007                           62,000
                         Thereafter                     2,139,000
                                                        ---------
                                                      $ 2,517,000

NOTE 10 - INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

Segments

The Company's business segments are divided into distinct manufacturing areas in two geographic locations. Bactolac Pharmaceutical Inc., is a private label contract manufacturer of vitamins and supplements located in Hauppauge, New York. ANI Pharmaceuticals, Inc., is a contract and private label manufacturer of over-the-counter liquid and powder pharmaceutical products, primarily liquid stomach remedies, located in Gulfport, Mississippi. The Company determines its segment results consistent with its management reporting and consolidated accounting policies. Selected financial information from the Company's business segments is as follows (ooo's)(Segment information for 2000 is not presented due to the non-comparability of the short acquisition year.):

                                       Vitamins and   Pharmaceutical     Corporate
                                       Supplements       Products        Overhead       Totals
                                       -----------       --------        --------       ------
Year ended September 30, 2002
-----------------------------
Net sales                               $ 12,364         $  9,261        $   --        $ 21,625
Gross profit                               4,141            2,495            --           6,636
General and administrative expenses        2,225            4,059           1,170         7,454
Operating income (loss) from
     continuing operations                 1,916           (1,564)         (1,170)         (818)
Interest expense                              80              519             758         1,357
Net income (loss) from
     continuing operations                 1,866           (2,083)         (1,943)       (2,160)

Cumulative accounting change                --             (1,185)           --          (1,185)
Capital expenditures                         160              148            --             308
Depreciation and amortization                212              543               2           757
Identifiable assets                       11,214           12,258           1,063        24,535

Year ended September 30, 2001
Net sales                               $ 10,764         $  6,842        $   --        $ 17,606
Gross profit                               3,420            1,888            --           5,308
General and administrative expenses        1,778            2,968           1,170         5,916
Operating income (loss) from
     continuing operations                 1,642           (1,080)         (1,170)         (608)
Interest expense                              70              598             175           843
Net income (loss) from
     continuing operations                 1,590           (1,464)         (1,392)       (1,266)
Capital expenditures                         853               72               6           931
Depreciation and amortization                492              605             110         1,207
Identifiable assets                       11,133           11,945           2,632        25,710

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Major Customers

Other than as detailed under export sales, the Company's revenues are generated from customers located in the United States. The following represents customers comprising more than 10% of the Company's net sales from continuing operations:

                        Customer                 2002       2001
                        --------                 ----       ----
                           A                    16.3%       14.6%
                           B                       0%       13.4%
                           C                    13.4%        6.3%

Foreign Sales

Export sales were approximately $1,480,000 and $1,610,000 for the years ended September 30, 2002 and 2001. The Company has no foreign assets.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

401(k) Plan

In July 1998 the Company established the Advanced Nutraceuticals, Inc. 401(k) Plan and Trust (formerly - Nutrition for Life 401(k) Plan and Trust) (the "Plan") which covers all of the Company's full-time employees who are United States citizens, at least 21 years of age and have completed one quarter of service with the Company. Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for discretionary contributions by the Company. As of September 30, 2002, the Company has made no such discretionary contributions.

Operating Leases

The Company has noncancelable operating leases, primarily for office, warehouse space and equipment. Rental expense under operating leases for the years ended September 30, 2002, 2001 and 2000 amounted to approximately $425,000, $400,000, and $200,000. The lease for the Bactolac facility is with Shilpa-Saketh Realty, Inc., an entity owned by a member of the Company's Board of Directors. The lease requires monthly payments of approximately $30,000 through May 2005, and also contains renewal and purchase options on the property.

Future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year are as follows:

      Year Ending September 30,
      ------------------------
                             2003                     $365,000
                             2004                      370,000

                             2005                      250,000
                                                      --------
                                                      $985,000

Employment Agreements

The Company has employment agreements with certain of its management personnel. The agreements contain customary provisions regarding employment terms, confidentiality and non-solicitation provisions. One of the agreements provides for a commitment extending beyond one year, requiring monthly payments of approximately $21,000 through November 2004.

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

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 -- PREFERRED AND COMMON STOCK

In connection with the acquisitions that were consummated during the first quarter of the fiscal year ended September 30, 2000, the Board of Directors established a Series A Preferred Stock. The Series A Preferred Stock is $.001 par value with 1,000,000 shares authorized. Following stockholders approval for the conversion of the Series A Preferred Stock shares into shares of common stock, 552,818 shares of common stock was issued and no Series A preferred shares remain outstanding. The Series A preferred shares had a $28.40 per share liquidation preference on any distribution over the holders of the common stock.

The Company's Board of Directors during the fiscal year 2000 approved the retirement of 19,750 shares of common stock previously held in treasury.

Effective June 1, 2001, a one for four (1:4) reverse stock split of all of the Company's issued and outstanding common stock was effected. The effect of the split has been retroactively reflected for all periods presented in the accompanying consolidated financial statements.

NOTE 13 -- STOCK OPTIONS AND WARRANTS

1993 Plan

The Company's Board of Directors approved the 1993 Stock Option Plan (the "1993 Plan") providing for a total of 70,500 shares of common stock to be reserved for the grant of options to purchase the Company's common stock. Generally, one-third of the shares underlying the options become exercisable in cumulative installments of 12 months, 24 months and 36 months after the date of grant. The maximum term of the options is 10 years, except that if an employee leaves the Company, the options will terminate 30 days thereafter. The issuance of options was at the discretion of the Company's Board of Directors. The 1993 Plan is now expired.

1995 Discretionary Plan

The Company's Board of Directors approved the 1995 Stock Option Plan (the "1995 Plan") in March 1995, as amended in June 1996, April 1999, June 2000 and May 2001 providing for a total of 1,021,250 shares of common stock to be reserved for the grant of options to purchase Common Stock of the Company. The terms of the options are similar to those of the 1993 Plan. At September 30, 2002, there were 975,000 shares reserved for the grant of options under the 1995 plan.

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

Other Options and Warrants

In connection with a public offering, the Company issued 920,000 stock warrants. The holder of four warrants is entitled to purchase one share of common stock at a price of $15.00. In addition, the Company issued warrants to underwriters to purchase 20,000 shares of the Company's common stock at $15.00 and options to purchase 40,000 shares of the Company's common stock at $12.92. The Company's Board of Directors had extended the warrant expiration date to December 31, 2001, and they are now expired. In April 1998, the Company retained the services of Piedmont Consulting, Inc., ("Piedmont") a public/investor relations firm, to assist in its efforts to gain a broader investor following. As compensation for its services Piedmont was paid a monthly retainer and was granted a three year warrant entitling it to purchase up to 7,500 shares of the Company's common stock at $21.00 per share and 10,000 shares at $28.00 per share. In July 1998 the Company terminated its relationship with Piedmont, and the warrant expired in 2001. In October 1998, the Company issued a warrant to Nightingale Conant to purchase up to 72,500 shares of the Company's common stock at $22.00 per share. The warrant is exercisable at any time until October 31, 2003, and is entitled to the benefit of adjustment of the exercise price and number of shares deliverable upon exercise thereof in the event of certain specified dilutive transactions.

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Cambridge Holdings, Ltd., and Glenwood Capital Partners I, LP, loan that the Company received during the year ended September 30, 2002, a total of 85,000 warrants were issued to these entities to allow them to acquire shares of ANI Common Stock at $1.00 per share, as further disclosed in
Note 9.

SFAS NO. 123 Pro Forma Computation

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, a dividend yield of 0%, 0% and 0%; a risk-free interest rate of 3.8%, 5.0% and 5.5%; an expected life ranging from 5-10 years; and an expected volatility of 81.5%, 134% and 107%, respectively. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123 for stock options issued to employees, net income
(loss) and earnings (loss) per share for years ended September 30, 2002, 2001 and 2000 would have been reduced as follows:

                                                     2002            2001           2000
                                                 --------------   -----------    -----------
         Net income (loss):
     As reported                                 $   (3,344,421)  $   164,873    $(4,004,331)
                                                 ==============   ===========    ===========
     Pro forma                                   $   (3,420,678)  $  (358,140)   $(4,695,866)
                                                 ==============   ===========    ===========
Basic and diluted income (loss) per share:
     As reported                                 $        (1.40)  $       .08    $     (2.08)
                                                 ==============   ===========    ===========
     Pro forma                                   $        (1.43)  $      (.18)   $     (2.44)
                                                 ==============   ===========    ===========

The following is a summary of the status of option and warrant plans during the years ended September 30:

                                                                 Options                          Warrants
                                                          -----------------------          -----------------------
                                                                          Weighted                        Weighted
                                                            Number         Average         Number          Average
                                                              of          Exercise           of           Exercise
                                                            Shares          Price          Shares           Price
                                                          ---------       -------          --------       --------

         Outstanding as of September 30, 1999               174,970        $24.04           202,776        $18.36
                                                          ---------                        --------

           Granted                                          209,968        $10.60               --            --
           Exercised                                           --             --                --            --
           Forfeited                                        (26,583)       $12.36               --            --
           Cancelled                                        (28,500)        $9.40               --            --
                                                          ---------                        --------
         Outstanding as of September 30, 2000               329,855        $17.92           202,776        $18.36
                                                          ---------                        --------

           Granted                                          470,375         $1.21                --            --
           Exercised                                           --              --                --            --
           Forfeited                                        (80,551)       $10.68                --            --
           Cancelled                                       (138,204)       $19.99           (17,500)        25.00
         Outstanding as of September 30, 2001               581,475         $3.54           185,276        $17.74
                                                          ---------                        --------

           Granted                                          410,000          $.48            85,000         $1.00
           Exercised                                           --              --                --            --
           Forfeited                                        (16,806)       $13.04                --            --
           Cancelled                                           --              --          (112,776)       $15,00
         Outstanding as of September 30, 2002               974,669         $2.09           157,500        $10.67
                                                          =========                        ========

         Exercisable as of September 30,
           2000                                             114,636        $31.48           202,776        $18.36
           2001                                              50,005        $16.73           185,276        $17.74
           2002                                             230,270         $5.07           157,500        $10.67

         Weighted average fair value of grants
            during the year ended September 30,
              2000                                                          $9.28                              --
              2001                                                          $9.36                            $--
              2002                                                           $.48                         $ 1.00
                                                                          =======                         ========

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                        Options Outstanding                                               Options Exercisable
                        -------------------                                               -------------------
                                         Weighted-Average
                                             Remaining
       Range of                          Contractual Life     Weighted-Average                      Weighted-Average
      Exercise Prices         Number          (years)          Exercise Price          Number        Exercise Price
  -------------------         ------          -------          --------------          ------        --------------

$   .46 -    $   7.90         869,125            9.3               $   .87             153,055          $   1.21
   7.91 -       15.80          99,294            6.5                 10.70              70,965             10.73
  15.81 -       23.70              --             --                    --                  --                --
  23.71 -       31.60           3,750            0.2                 28.00               3,750             28.00
  31.61 -       39.50              --             --                    --                  --                --
  39.51 -       47.40           2,500            4.1                 46.00               2,500             46.00
  47.41 -       55.30              --             --                    --                  --                --
  55.31 -       63.20              --             --                    --                  --                --
  63.21 -       71.10              --             --                    --                  --                --
  71.11 -       79.00              --             --                    --                  --                --
                              -------             --                 -----              ------            ------
                              974,669            8.9               $  2.09             230,270          $   5.07
                              =======            ===                ======             =======           =======

ANI's warrants, previously traded under the symbol "ANIIW", were delisted in 2001, and expired as of December 31, 2001.

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of non-cash investing and financing activities:

                                                               2002                 2001                2000
                                                            -----------         -------------        ----------
     Purchase of property and equipment under
         Capital lease                                      $        --         $     140,000        $    --

     Issuance of common stock for debt conversion           $ 1,425,000         $        --          $    --

     Issuance of common stock under earnout \
          bonus agreements                                  $   119,000         $      30,000        $    --

     Sale of NFLI transaction
         Promissory Note taken in sale                      $        --         $   5,000,000        $    --
         Establish reserve for Promissory Note              $        --         $  (4,262,000)       $    --
         Intercompany account of NFLI formalized into a
             note receivable due to Bactolac                $        --         $     650,000        $    --

Supplemental disclosure of cash flow information:

     Federal and state income taxes paid (refunded)         $    (5,000)        $    (825,000)       $    --

     Interest paid                                          $   748,000         $     798,000        $  540,000

o    2001 Tax refunds relate to the discontinued NFLI operations.

NOTE 15 -- GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the 1999 acquisitions, goodwill of $8.3 million was originally recorded in connection with the Bactolac segment and $1.4 million in connection with the ANIP segment. During 2001 and 2002, Bactolac goodwill was increased by $30,265 and $20,913, representing the fair value of shares that were issued under the terms of the earn out agreement. As described below, effective October 1, 2002 a charge was recorded of approximately $1.2 million to write-off the total amount of goodwill associated with the ANIP segment. As of September 30, 2002 the $7.6 net remaining balance of goodwill was associated with the Bactolac segment.

The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") during July 2001. SFAS No. 141 requires that business combinations initiated subsequent to June 30, 2001 must be accounted for by using the purchase method of accounting. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets," ("APB 17") however; the new statement will carry forward provisions in APB 17 related to internally developed intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill and other indefinite lived intangible assets must be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company adopted and applied SFAS No. 142 as of October 1, 2001, the beginning of the Company's Fiscal Year 2002. Pursuant to the transition provisions of SFAS No. 142, the Company had until March 31, 2002, six months from the date of adoption, to perform a comparison of the fair value of each of its reporting units with its carrying amount, including goodwill, as of the beginning of the year. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying value exceeds the reporting unit's fair value, a calculation of the implied fair value of the reporting unit's goodwill is made and compared to the carrying amount of the goodwill before the end of the year. Upon determination that goodwill was impaired at October 1, 2001, the Company recognized the loss as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20 (retroactive to the first quarter of Fiscal 2002). In accordance with SFAS No. 142, the Company determined it had two reporting units: Bactolac and ANIP. The fair value of the reporting units was determined using a market approach based on peer group analysis, completed transactions and discounted cash flows. As a result of the adoption of SFAS 142 and the required comparison of implied fair value to the carrying amount of goodwill as a result of continued losses at the Gulfport operation, as of October 1, 2001, the Company recorded a one-time noncash charge of approximately $1.2 million to write-off the total amount of its goodwill associated with ANIP's operations located in Gulfport, Mississippi. The Company has completed its impairment assessment and the write-down recorded as a cumulative change in accounting principle is deemed final. Such charge is non-operational and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. It was determined that no adjustment of the goodwill associated with the Bactolac segment was required, and accordingly the entire remaining goodwill is associated with Bactolac. The following reconciliation illustrates the pro forma impact that the adoption of SFAS No. 142 would have had on the Company's net income (loss) and earnings per share had the adoption occurred as of October 1, 1999:

                                                             Years Ended September 30,
                                                               2001           2000
                                                            -----------    -----------
Net income (loss):
   Reported income (loss) from continuing operations        $  (981,000)   $   (34,000)
   Add: Goodwill amortization                                   531,000        311,000
                                                            -----------    -----------
   Adjusted income (loss) from continuing operations           (450,000)       277,000
   Income (loss) from discontinued operations, net of tax     1,146,000     (3,970,000)
                                                            -----------    -----------

   Adjusted net income (loss)                               $   695,000    $(3,693,000)
                                                            ===========    ===========

Basic income (loss) per share:
   Reported income (loss) from continuing operations        $     (0.48)   $     (0.02)
   Add: Goodwill amortization                                      0.26           0.16
                                                            -----------    -----------

   Adjusted net income (loss) from continuing operations          (0.23)          0.14
   Income from discontinued operations, net of tax                 0.57          (2.06)
                                                            -----------    -----------

   Adjusted net income (loss)                               $      0.34    $     (1.92)
                                                            ===========    ===========

Weighted average shares outstanding                           2,027,000      1,928,000
                                                            ===========    ===========


NOTE 16 - TERMINATED ACQUISITION COSTS

During September 2001 the Company entered into an agreement to acquire certain assets of York Pharmaceuticals, Inc. ("York"), including equipment and customer list. Following the expiration of the agreement, the Company continued to negotiate with the York stockholders to attempt to conclude a transaction. The Company was unable to finalize an acceptable agreement and during 2002, the parties agreed to terminate further discussions. As a result of the termination, approximately $155,000 in net accumulated acquisition related expenses were written off during the quarter ended June 30, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

                                     PART IV

Item 14.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in the annual report has been made known to them in a timely manner.

(b)  Changes in Internal Controls

There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

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

Exhibit 10.18 Administrative and Consulting Services Agreement, dated July 29, 1996, between Distributor Services, L.L.C. and Nutrition For Life International, Inc.*

Exhibit 10.24   Settlement and Release Agreement, dated October 30, 1998,
                among the Registrant, Distributor Services, L.L.C., Tru-Vantage International, L.L.C., Maximum Impact, L.L.C. and Nightingale- Conant Corporation, filed as an Exhibit to the Report on Form 8-K filed on November 13, 1998, which Exhibit is incorporated herein by this reference.

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

Exhibit 10.26(a)Letter of agreement dated January 10, 2000, to Earnout
                Agreement between Pailla M. Reddy and Nutrition For Life International, Inc.**

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

Exhibit 10.39 Non-Competition Agreement, dated November 30, 1999, between Bactolac Pharmaceutical Inc. and Neil Sirkin. **

Exhibit 10.40 Subordinated Promissory Note, dated November 17, 1999, in the principal amount of $2,500,000 made by Nutrition For Life International, Inc., payable to Pailla Reddy. **

Exhibit 10.40(a)Allonge to Subordinated  Promissory  Note,  dated November 17,
                2000, to the $2,500,000 note payable to Pailla Reddy.


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


Exhibit 10.54 Waiver under Loan and Security Agreement involving General Electric Capital Corporation, dated January 10, 2001. ***

Exhibit 10.55 Stock Purchase Agreement, dated December 29, 2000, among Advanced Nutraceuticals, Inc., Everest International, LLC and Nutrition For Life International, Inc. ***

Exhibit 10.56  First Amendment to Stock Purchase Agreement, dated June 5,
                2001, among Advanced Nutraceuticals, Inc., Everest International, LLC and Nutrition For Life International, Inc. filed on Form 8-K dated June 27, 2001, and incorporated by reference herein.

Exhibit 10.57   Subordinated   Promissory  Note,  dated  June  12,  2001,
                $5,000,000   principal   amount,   from   Nutrition   For   Life
                International, Inc.
                to Advanced Nutraceuticals, Inc.****

Exhibit 10.58   Subordinated   Promissory  Note,  dated  June  12,  2001,
                $650,000    principal   amount,    from   Nutrition   For   Life
                International, Inc.
                to Bactolac Pharmaceutical Inc.****

Exhibit 10.59 Release and Settlement Agreement, dated June 29, 2001, among Advanced Nutraceuticals, Inc., Bactolac Pharmaceutical Inc., Allan I. Sirkin and Neil Sirkin****

Exhibit 10.60  Amended and Restated Loan Agreement among General Electric
                Capital Corporation, Bactolac Pharmaceutical Inc., ANI Pharmaceuticals, Inc. and Advanced Nutraceuticals, Inc., dated December 12, 2001.****

*Exhibit 10.61   Subordinated Promissory Note dated, November 17, 2001 in the principal amount of $1,543,438 made by Advanced Nutraceuticals, Inc., payable to Pailla M. Reddy.****

Exhibit 10.62 Employment Agreement dated, November 18, 2001, between Bactolac Pharmaceutical Inc., and Pailla M. Reddy.****

Exhibit 10.63 Waiver under Loan and Security Agreement involving General Electric Capital Corporation, dated December 26, 2001.****

Exhibit 10.64   Conversion notice of Pailla M. Reddy dated August 26, 2002.

Exhibit 10.65 Conversion notice of Cambridge Holdings, Ltd., dated August 26, 2002.

Exhibit 10.66 Conversion notice of Glenwood Capital Partners I, L.P. dated August 26, 2002.

Exhibit 10.67 Agreement dated July 19, 2002, between Advanced Nutraceuticals, Inc. and Glenwood Capital Partners I, L.P.

Exhibit 21      Subsidiaries of the Company.

Exhibit 23.1    Consent of Grant Thornton LLP.

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

     **** These  exhibits  were  previously  filed as exhibits to the  Company's
          Report on Form 10-K for the fiscal year ended September 30, 2001, and are incorporated herein by reference.

     (b) Reports on Form 8-K On September 13, 2002, the Company filed an 8K Report reporting under Item 5 the issuance of a press release regarding conversion into the Company's common of convertible notes made by the Company.

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

                                          ADVANCED NUTRACEUTICALS, INC.
                                          (Registrant)


Date:    December 30, 2002                By: /s/ Gregory Pusey
                                              -----------------------------
                                              Gregory Pusey, President and
                                              Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    December 30, 2002                /s/ Gregory Pusey
                                          --------------------------------------
                                          Gregory Pusey, Chairman, President,
                                          Chief Executive Officer and Director


Date:    December 30, 2002                /s/ Jeff McGonegal
                                          --------------------------------------
                                          Jeff McGonegal, Senior Vice
                                          President of Finance, Chief Financial
                                          Officer and Secretary


Date:    December 30, 2002                /s/ F. Wayne Ballenger
                                          --------------------------------------
                                          F. Wayne Ballenger, Director


Date:    December 27, 2002                /s/ Randall D. Humphries
                                          --------------------------------------
                                          Randall D. Humphries, Director


Date:    December 30, 2002                /s/ M.F. Florence
                                          --------------------------------------
                                          M. F. Florence, Director


Date:    December 30, 2002                /s/ Pailla Reddy
                                          --------------------------------------
                                          Pailla Reddy, Director

Each of the undersigned certifies that:

1. I have reviewed this annual report on Form 10-K of Advanced Nutraceuticals, Inc. (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 30, 2002                     By:  /s/ Gregory Pusey
                                                    ----------------------------
                                                    Gregory Pusey
                                                    President and Chief
                                                    Executive Officer


Date:    December 30, 2002                     By:  /s/ Jeffrey G. McGonegal
                                                    ----------------------------
                                                    Jeffrey G. McGonegal
                                                    Senior Vice President-Chief
                                                    Financial Officer