Form 10-Q
period 2002-12-31
ADVANCED NUTRACEUTICALS INC/TX
filed 2003-02-14
CIK 913614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2002
                                       or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]      No []

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act.).    Yes[]     No[X]


      As of February 10, 2003 there were 4,992,789 shares of common stock,
                     $0.01 par value per share, outstanding.

                         ADVANCED NUTRACEUTICALS, INC.
                                     Index

                         PART 1 - Financial Information

                                                                            Page
                                                                            ----

Item 1.  Financial Statements

         Advanced Nutraceuticals, Inc.

         Consolidated Balance Sheets
                December 31, 2002 and September 30, 2002                       3

         Consolidated Statements of Operations and Comprehensive Income
                (Loss) For the Three Months Ended December 31, 2002 and 2001   4

         Condensed Consolidated Statements of Cash Flows
                For the Three Months Ended December 31, 2002 and 2001          5

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           11

Item 4.  Controls and Procedures                                              11


                           PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     11

Signatures                                                                    11

Certification                                                                 11

                 ADVANCED NUTRACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,
                                                                                   2002
                                                                               ------------    September 30,
                                                                               (Unaudited)         2002
                                                                               ------------    ------------
                        ASSETS
                        ------

Current Assets:
    Cash and cash equivalents                                                  $  1,206,252    $    793,023
    Receivables                                                                   4,363,356       4,099,852
    Inventories                                                                   2,053,759       2,053,268
    Notes receivable                                                                   --           184,282
    Prepaid expenses and other assets                                               147,836         329,362
                                                                               ------------    ------------
       Total Current Assets                                                       7,771,203       7,459,787

Property and equipment, net                                                       9,103,634       9,280,558
Goodwill                                                                          7,563,913       7,563,913
Other assets                                                                        227,753         230,982
                                                                               ------------    ------------
                                                                               $ 24,666,503    $ 24,535,240
                                                                               ============    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current Liabilities:
    Accounts payable                                                           $  2,507,154    $  2,027,039
      Deferred revenue                                                              160,000            --
    Accrued expenses and other liabilities                                          461,369         675,714
    Credit facility                                                               2,440,155       2,889,811
    Notes payable - related parties                                                 500,000         500,000
    Current portion of long-term debt                                                63,353         113,384
                                                                               ------------    ------------
            Total Current Liabilities                                             6,132,031       6,205,948

Long-term debt                                                                    2,391,541       2,403,695
                                                                               ------------    ------------
           Total Liabilities                                                      8,523,572       8,609,643
                                                                               ------------    ------------

Commitments and contingencies                                                          --              --

Stockholders' Equity:
    Preferred stock, $.001 par value; 1,000,000 authorized; none outstanding           --              --
    Common stock; $.01 par value; 20,000,000 shares authorized                       49,928          49,928
    Additional paid-in capital                                                   20,322,048      20,322,048
    Retained deficit                                                             (4,229,045)     (4,446,379)
                                                                               ------------    ------------
           Total Stockholders' Equity                                            16,142,931      15,925,597
                                                                               ------------    ------------
                                                                               $ 24,666,503    $ 24,535,240
                                                                               ============    ============


     See accompanying notes to condensed consolidated financial statements.


                 ADVANCED NUTRACEUTICALS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                  Three Months

                                                        Ended December 31,
                                                      2002             2001
                                                    -----------    -----------
Net sales                                           $ 6,637,736    $ 5,147,150
Cost of sales                                         4,364,756      3,461,740
                                                    -----------    -----------

Gross profit                                          2,272,980      1,685,410

General and administrative expenses                   1,894,703      1,591,112
                                                    -----------    -----------

Operating income                                        378,277         94,298
                                                    -----------    -----------

Other income (expense):
       Interest expense, net                           (167,701)      (168,035)
       Other, net                                         6,758            478
                                                    -----------    -----------
                                                       (160,943)      (167,556)
                                                    -----------    -----------
Income (loss) from operations before income tax
     expense                                            217,334        (73,259)
Income tax expense                                            0              0
                                                    -----------    -----------


Net income (loss)                                       217,334        (73,259)

Other comprehensive income                                    0              0
                                                    -----------    -----------

Total comprehensive income (loss)                   $   217,334    $   (73,259)
                                                    ===========    ===========


Basic and Diluted income (loss) per common share:
       Net income (loss)                            $      0.04    $     (0.04)
                                                    ===========    ===========

Weighted average common shares outstanding-
         Basic                                        4,992,789      2,068,646
                                                    ===========    ===========
               Diluted                                5,178,086      2,068,646
                                                    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.


                 ADVANCED NUTRACEUTICALS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Three Months
                                                            Ended December 31,
                                                          2002            2001
                                                       -----------    -----------
Net cash provided by (used in) operating activities    $   748,629    $  (520,427)
Net cash provided by (used in) investing activities        170,034        (78,422)
Net cash provided by (used in) financing activities       (505,434)       210,869
                                                       -----------    -----------
Net increase (decrease) in cash and cash equivalents       413,229       (387,980)
Cash and cash equivalents at beginning of period           793,023        781,847
                                                       -----------    -----------
Cash and cash equivalents at end of period             $ 1,206,252    $   393,867
                                                       -----------    -----------

      See accompanying notes to condensed consolidated financial statements

                 ADVANCED NUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS


INTERIM FINANCIAL STATEMENTS


The accompanying unaudited condensed consolidated financial statements of Advanced Nutraceuticals, Inc., and subsidiaries (the "Company" or "ANI") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2002, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K. The results of operations for the period ended December 31, 2002 are not necessarily an indication of operating results for the full year.

NOTE 1--INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

    Segments

The Company's business segments are divided into distinct manufacturing areas in two geographic locations. Bactolac Pharmaceutical Inc. ("Bactolac"), is a private label contract manufacturer of vitamins and supplements located in Hauppauge, New York. ANI Pharmaceuticals, Inc. ("ANIP") is a contract and private label manufacturer of over-the-counter liquid and powder pharmaceutical products, primarily liquid stomach remedies, located in Gulfport, Mississippi. The Company determines its segment results consistent with its management reporting and consolidated accounting policies. Selected financial information from the Company's business segments is as follows (ooo's):

                                      Vitamins and     Pharmaceutical    Corporate \
                                      Supplements         Products        Overhead        Totals
                                     ------------     --------------    -----------     --------
Three months ended December 31, 2002:
Net sales                               $  3,081         $  3,557          $   --        $  6,638
Gross profit                               1,219            1,054              --           2,273
General and administrative
   expenses                                  534            1,166               195         1,895
Operating income (loss) from
   continuing operations                     685             (112)             (195)          378
Other expense, primarily interest             29              128                 4           161
Income (loss) from
   operations before taxes                   656             (240)             (199)          217
Capital expenditures                          12                2              --              14
Depreciation and amortization                 53              138                 1           192
Identifiable assets                       11,540           11,588             1,539        24,667

Three months ended December 31, 2001:
Net sales                               $  3,073         $  2,074          $   --        $  5,147
Gross profit                               1,028              657              --           1,685
General and administrative
   expenses                                  431              944               216         1,591
Operating income (loss) from
   operations                                597             (287)             (216)          (94)
Other expense, primarily interest             24              123                20           167
Income (loss) from
   operations before taxes                   573             (410)             (236)          (73)
Capital expenditures                          56               23              --              79
Depreciation and amortization                 50              135              --             185
Identifiable assets                       11,427           12,659             2,296        26,382

Major Customers

     Other than as detailed under export sales, the Company's revenues are generated from customers located in the United States. The following represents customers comprising more than 10% of the Company's net sales from continuing operations for the three-month period ending December 31:

           Customer                 2002              2001
           --------                 ----              ----

              A                      5.1%             13.0%
              B                     19.5%             11.8%

Export Sales

     Export sales were approximately $510,000 and $355,000 for the three months ended December 31, 2002 and 2001. The Company has no foreign assets.

NOTE 2 - DEBT AGREEMENTS

     The Company has received extensions to April 1, 2003, of its Loan and Security Agreement (the "Agreement" or "Credit Facility") with General Electric Capital Corporation ("GECC"). GECC previously notified the Company that it was closing the office that services the Company and decided, due to the smaller size of the Company's average outstanding loan balances, not to pursue a continuing loan arrangement with ANI. The Company is currently under-going due diligence by a prospective lender to replace GECC, and management of the Company currently anticipates that a new lending agreement will be finalized prior to April 1, 2003. If the Company is not successful in refinancing this obligation, the financial position and liquidity of the Company could be adversely affected.


NOTE 3 - INCOME TAXES

     No income tax expense was recorded on the income for the three months ended December 31, 2002, due to the net operating loss carry forwards available to the Company that have been previously reserved. No income tax benefit was recorded on the loss for the three months ended December 31, 2001, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized.


NOTE 4 - STOCK BASED COMPENSATION AND EARNINGS PER SHARE

         The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based employee compensation plans. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to its stock-based employee plans.

                                                      Period ended December 31,
                                                         2002          2001
                                                       ---------    ---------
   Net income (loss), as reported                      $ 217,334    $ (73,259)
   Deduct:  Total stock-based employee compen-
      sation expense determined under fair value
      based method for awards granted, modified
      or settled, net of related tax effects             (49,000)    (103,000)
                                                       ---------    ---------
   Pro forma net income (loss)                         $ 168,334    $(176,259)
                                                       =========    =========
   Earnings (loss) per share:
      Basic and diluted - as reported                  $    0.04    $   (0.04)
                                                       =========    =========
      Basic and diluted - pro forma                    $    0.03    $   (0.09)
                                                       =========    =========

Diluted earnings per share for the period ended December 31, 2002, includes the dilutive effect of the outstanding options and warrants for the period.


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

     Net sales for the 2002 period increased $1,491,000 or 29% over the 2001 period. The increase was primarily attributable to a $1,480,000 increase in the sales at ANIP. The ANIP increase consisted of an increase in sales to expanded private label customers such as Rite Aid, K-Mart, Dollar General, Winn Dixie and Big Lots stores combined with an expansion in sales to continuing contract customers.

     Gross profit for the 2002 period increased to $2,273,000, a $588,000 increase over the 2001 amount. Gross profit as a percentage of net sales increased to 34.2% in 2002, as compared to 32.7% in the 2001 period. Gross profit at Bactolac improved to 39.6% from 33.5% in the 2001 period. The majority of the improvement resulted from recent additions of customers who are buying larger quantities of higher priced products. Gross profits at the ANIP operation decreased to 29.6% from 31.7% in the 2001 period primarily due to a change in the product mix.

     Total operating expenses increased to $1,895,000 in 2002, from $1,591,000, in 2001. This represents an increase of $304,000, or 16%. The majority of the increase relates to additional personnel costs, in addition to higher administrative costs being incurred for insurance and sales and marketing expenses and freight expenses incurred primarily in connection with the private label customers at ANIP.

     No income tax expense was recorded on the income for the three months ended December 31, 2002, due to the net operating loss carry forwards available to the Company that have been previously reserved. No income tax benefit was recorded on the loss for the three months ended December 31, 2001, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized.


Liquidity and Capital Resources

     ANI meets its working capital and capital expenditure requirements, including funding for debt repayments, mainly through operations and net cash provided under the Company's revolving line of credit provided through its secured lender. Based upon recent revenue increases, primarily from new customers of ANIP, management believes that a more significant portion of its working capital needs can be met out of cash generated from operating activities.

     At December 31, 2002, the Company had working capital of $1,639,000. Borrowings under the revolving portion of the secured credit facility totaled $2,068,000, with additional borrowings available of approximately $662,000, at that point, based upon accounts receivable and inventory levels. The Company received a $5.0 million note ("Note") from NFLI, in connection with the June 2001 sale of NFLI. The Company had been receiving quarterly payments on the Note of $125,000, plus interest. These collections were used by the Company as collected as working capital. NFLI has not made the December 31, 2002 quarterly payment and the Company has notified NFLI that NFLI is in default under the Note. The eventual resolution of the Note is currently unknown. As of September 30, 2002, the Company has provided a reserve of 100% of the remaining uncollected balance on the Note.

     The Company has received extensions to April 1, 2003, of its Loan and Security Agreement (the "Agreement" or "Credit Facility") with General Electric Capital Corporation ("GECC"). GECC previously notified the Company that it was closing the office that services the Company and decided, due to the smaller size of the Company's average outstanding loan balances, not to pursue a continuing loan arrangement with ANI. The Company is currently under-going due diligence by a prospective lender to replace GECC, and management of the Company currently anticipates that a new lending agreement will be finalized prior to April 1, 2003. If the Company is not successful in refinancing this obligation, the financial position and liquidity of the Company could be adversely affected. In connection with the purchase of Bactolac in 1999, the Company incurred obligations to Dr. Reddy, the President of Bactolac, of which $500,000 was due in November 2002. Dr. Reddy has agreed verbally to an extension, and the Company anticipates paying this obligation with the funds received in the new lending agreement.

Operating Activities

     Net cash flows from operating activities generated approximately $749,000 in 2002 and consumed approximately $520,000 in 2001. The net cash flow generated in 2002, consisted primarily of approximately $480,000 increase in accounts payable, relating primarily to higher production in the period ended December 31, 2002, and an $180,000 increase in deferred revenue. This was offset by approximately $278,000 in increases to accounts receivable. In addition, net earnings of $217,000 combined with depreciation expense of $191,000 contributed to cash generated.

     The net cash flow consumed in 2001, consisted primarily of approximately $995,000 increase in accounts receivable, relating primarily to higher sales in the first quarter ended December 31, 2001 offset by approximately $514,000 in increases to accounts payable and other accrued expenses.

Investing Activities

     Investing  activities  generated   approximately  $170,000  in  2002.  This
consisted of $184,000 collected on the NFLI Note receivable net of $14,000 in additions to equipment.

     Investing activities consumed approximately $78,000 in 2001. The entire amount was used for additions to equipment.

Financing Activities

     Financing activities consumed approximately $505,000 in 2002, primarily in net repayments under the Company's debt obligations.

     Financing  activities  generated   approximately  $211,000  in  2001.  This
consisted of $243,000 in net borrowings under the Company's credit facility, less $33,000 in principal payments made on long term debt.

     The Company's revolving credit facility provides for borrowings, based upon outstanding amounts of eligible accounts receivable and allowable inventories. Additionally, there is a term loan facility with the secured lender that requires principal payments of $44,000 monthly. Interest on amounts outstanding under the Agreement is payable monthly based upon the lender's index rate plus two and one-half percent. The credit facility is secured by substantially all of the Company's assets. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures. As of December 31, 2002, the total balance outstanding under the facility amounted to $2,068,000. The Company has not been in compliance with certain covenants under the credit facility and while the lender previously granted the Company waivers of those defaults on December 26, 2001, ANI has not requested any additional waivers from its lender. Due to the due date of the loan and the existing defaults, the entire loan amount has been classified as a current liability on the Company's balance sheet.

     Capital expenditures, primarily for manufacturing and facility improvement costs for the fiscal year ending September 30, 2003, are anticipated to be approximately $400,000 to $600,000. It is expected that funding for the capital additions will be provided out of a new credit facility with a portion funded out of working capital.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. Please see the "Cautionary Note Regarding Forward-Looking Statements" on page 2 of the Company's Form 10-K for the year ended September 30, 2002 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Accounting Pronouncements

Accounting for Asset Retirement Obligations - In August 2001, the FASB issued Statement 143, Accounting for Asset Retirement Obligations (SFAS 143). This statement requires entities to record a liability for the estimated retirement and removal costs of assets used in their business. The liability is recorded at its fair value, with a corresponding asset which is depreciated over the remaining useful life of the long-lived asset to which the liability relates. Period expenses will also be recognized for changes in the original value of the liability as a result of the passage of time and revisions in the undiscounted cash flows required to satisfy the obligation. The provisions of Statement 143 are effective for fiscal years beginning after June 15, 2002. Adoption of the new standard did not have a material impact on the Company's consolidated financial statements.

Accounting for Costs Associated with Exit or Disposal Activities - In July 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date.

Accounting for Debt Extinguishments - In April 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). Among other provisions, SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and
Infrequently Occurring Events and Transactions (APB 30). Gains or losses from extinguishment of debt that do not meet the criteria of APB 30 should be reclassified to income from continuing operations in all prior periods presented. Adoption of the new standard did not have a material impact on the Company's consolidated financial statements.

Stock-Based Employee Compensation - In December 2002, the FASB issued Statement 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123, to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro-forma effect on reported results of applying the fair value based method for entities which use the intrinsic value method of accounting.. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted. The Company does not plan a change to the fair-value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

Accounting for Guarantees - In December 2002, FASB Interpretation 45,Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations. Interpretation 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. The Company has historically not issued guarantees and does not anticipate FIN 45 will have a material effect on its 2003 financial statements.

Variable Interest Entities - In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51,
Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

Revenue Recognition - In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company has not determined the effect of adoption of EITF on its financial statements or the method of adoption it will use.


Item 3. Quantitative and Qualitative Disclosures About Market Risks

     The Company is exposed to market risks, primarily from changes in interest rates. The Company is exposed to interest rate changes primarily as a result of interest expense related to its variable rate line of credit used to finance working capital. Management believes that a fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     The Company's Chief Executive Officer and its Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.

(b) Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.


                            PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     On November 6, 2002, the Company filed an 8-K for a news release covering corporate overview and highlights.

                                   SIGNATURES

     Pursuant to the  requirements  of the  Securities  Exchange Act of 1934 the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the
undersigned   thereunto   duly   authorized.

                               ADVANCED NUTRACEUTICALS, INC.
                                       (Registrant)


                               By:       /s/ JEFFREY G. MCGONEGAL
                                         ---------------------------------------
                                             Jeffrey G. McGonegal
                                             Senior Vice President--Finance and
                                             Chief Financial Officer

                               Dated:  February 14, 2003

                                  CERTIFICATION

Each of the undersigned certifies that:

     1. I have reviewed this quarterly report on Form 10-Q of Advanced Nutraceuticals, Inc. (the "Company");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

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

     6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003      By:  /s/ Gregory Pusey
                                 ----------------------------
                                  Gregory Pusey
                                  President and Chief Executive Officer


Date: February 14, 2003      By:  /s/ Jeffrey G. McGonegal
                                 ---------------------------
                                  Jeffrey G. McGonegal
                                  Senior Vice President-Chief Financial Officer