Form 10-Q
period 2003-03-31
ADVANCED NUTRACEUTICALS INC/TX
filed 2003-05-15
CIK 913614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2003

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM ___ TO ___


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes       [ ]No


Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act.).    [ ] Yes        [X]No


         As of May 9, 2003 there were 4,992,789 shares of common stock,
                     $0.01 par value per share, outstanding.

                          ADVANCED NUTRACEUTICALS, INC.
                                      Index

                         PART 1 - Financial Information

                                                                           Page
                                                                           ----

Item 1.  Financial Statements

         Advanced Nutraceuticals, Inc.

         Consolidated Balance Sheets
                March 31, 2003 and September 30, 2002                      3

         Consolidated Statements of Operations For the
                Three and Six Months Ended March 31, 2003 and 2002         4

         Condensed Consolidated Statements of Cash Flows
                For the Six Months Ended March 31, 2003 and 2002           5

         Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       10

Item 4.  Controls and Procedures                                          10

                         PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 11

Signatures                                                                11

Certification                                                             12

                          ADVANCED NUTRACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                                             March 31,
                                                                                               2003          September 30,
                                                                                            (Unaudited)         2002
                                                                                        ------------    ------------
                                     ASSETS

Current Assets:
    Cash and cash equivalents                                                           $    714,806    $    793,023
    Receivables                                                                            4,501,340       4,099,852
    Inventories                                                                            2,339,388       2,053,268
    Notes receivable                                                                            --           184,282
    Prepaid expenses and other assets                                                        369,945         329,362
                                                                                        ------------    ------------
       Total Current Assets                                                                7,925,479       7,459,787

Property and equipment, net                                                                8,518,328       9,280,558
Goodwill                                                                                   7,563,913       7,563,913
Other assets                                                                                 445,269         230,982
                                                                                        ------------    ------------
                                                                                        $ 24,452,989    $ 24,535,240
                                                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                                    $  2,517,639    $  2,027,039
    Accrued expenses and other liabilities                                                   253,071         675,714
    Credit facility                                                                             --         2,889,811
    Notes payable - related parties                                                             --           500,000
    Current portion of long-term debt                                                         63,952         113,384
                                                                                        ------------    ------------
            Total Current Liabilities                                                      2,834,662       6,205,948

Long-term debt                                                                             5,645,363       2,403,695
                                                                                        ------------    ------------
           Total Liabilities                                                               8,480,025       8,609,643
                                                                                        ------------    ------------


Commitments and contingencies                                                                   --              --

Stockholders' Equity:
    Preferred stock; $.001 par value; 1,000,000 authorized; none outstanding                    --              --
    Common stock; $.01 par value; 20,000,000 shares authorized; 4,992,789 outstanding         49,928          49,928
    Additional paid-in capital                                                            20,322,048      20,322,048

    Retained deficit                                                                      (4,399,012)     (4,446,379)
                                                                                        ------------    ------------
           Total Stockholders' Equity                                                     15,972,964      15,925,597
                                                                                        ------------    ------------

                                                                                        $ 24,452,989    $ 24,535,240
                                                                                        ============    ============

     See accompanying notes to condensed consolidated financial statements.

                          ADVANCED NUTRACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months                    Six Months
                                                           Ended March 31,                Ended March 31,
                                                    ----------------------------    ----------------------------
                                                       2003            2002            2003             2002
                                                    ------------    ------------    ------------    ------------

Net sales                                           $  6,181,810    $  5,915,265    $ 12,819,546    $ 11,062,415

Cost of sales                                          4,284,455       3,917,431       8,649,211       7,379,171
                                                    ------------    ------------    ------------    ------------

Gross profit                                           1,897,355       1,997,834       4,170,335       3,683,244

General and administrative expenses                    1,712,791       1,861,579       3,607,494       3,452,691
                                                    ------------    ------------    ------------    ------------

Operating income                                         184,564         136,255         562,841         230,553
                                                    ------------    ------------    ------------    ------------

Other income (expense):
       Interest expense                                 (178,276)       (213,696)       (345,977)       (381,731)
       Loss on sale of equipment                        (180,127)           --          (180,127)           --
       Other, net                                          3,872          28,529          10,630          29,007
                                                    ------------    ------------    ------------    ------------

                                                        (354,531)       (185,167)       (515,474)       (352,724)
                                                    ------------    ------------    ------------    ------------

Income (loss) from operations before income tax
     expense and cumulative effect of
     accounting change                                  (169,967)        (48,912)         47,367        (122,171)

Income tax expense                                          --              --              --              --
                                                    ------------    ------------    ------------    ------------


Income (loss) from operations before cumulative
     effect of accounting change                        (169,967)        (48,912)         47,367        (122,171)

Cumulative effect of accounting change                      --              --              --        (1,184,553)
                                                    ------------    ------------    ------------    ------------


Net income (loss)                                   $   (169,967)   $    (48,912)   $     47,367    $ (1,306,724)
                                                    ============    ============    ============    ============


Basic and Diluted income (loss) per common share:
       Net income (loss)                            $      (0.03)   $      (0.02)   $       0.01    $      (0.62)
                                                    ============    ============    ============    ============

Weighted average common shares outstanding-
         Basic                                         4,992,789       2,151,989       4,992,789       2,110,318
                                                    ============    ============    ============    ============

          Diluted                                      4,992,789       2,151,989       5,155,872       2,110,318
                                                    ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                          ADVANCED NUTRACEUTICALS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Six Months
                                                             Ended March 31,
                                                       ----------------------
                                                       2003            2002
                                                       ---------    ---------
Net cash provided by (used in) operating activities    $ 186,039    $(953,591)
Net cash provided by (used in) investing activities      175,172      222,585
Net cash provided by (used in) financing activities     (439,428)     770,225
                                                       ---------    ---------
Net increase (decrease) in cash and cash equivalents     (78,217)      39,219
Cash and cash equivalents at beginning of period         793,023      781,847
                                                       ---------    ---------

Cash and cash equivalents at end of period             $ 714,806    $ 821,066
                                                       =========    =========

      See accompanying notes to condensed consolidated financial statements

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS


INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements of Advanced Nutraceuticals, Inc. (the "Company" or "ANI") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2003, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K. The results of operations for the period ended March 31, 2003 are not necessarily an indication of operating results for the full year.

NOTE 1--INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

     Segments

     The Company's business segments are divided into distinct manufacturing areas in two geographic locations. Bactolac Pharmaceutical Inc. ("Bactolac") is a private label contract manufacturer of vitamins and supplements located in Hauppauge, New York. ANI Pharmaceuticals, Inc. ("ANIP") is a contract and private label manufacturer of over-the-counter liquid and powder pharmaceutical products, primarily liquid stomach remedies, located in Gulfport, Mississippi. The Company determines its segment results consistent with its management reporting and consolidated accounting policies. Selected financial information from the Company's business segments is as follows (ooo's):


                                   Vitamins and   Pharmaceutical   Corporate \
                                   Supplements       Products      Overhead         Totals
                                   -----------       --------      --------         ------
Six months ended March 31, 2003:
Net sales                          $  6,230        $  6,590        $   --          $ 12,820
Gross profit                          2,372           1,798            --             4,170
General and administrative
   expenses                           1,065           2,194             348           3,607
Operating income (loss) from
   continuing operations              1,307            (396)           (348)            563
Interest expense                        (90)           (239)            (17)           (346)
Loss on sale of equipment              --              (180)           --              (180)
Income (loss) from
   operations before taxes            1,225            (808)           (370)             47
Capital expenditures                     40               5            --                45
Depreciation and amortization           106             270               1             377
Identifiable assets                  13,454          10,521             478          24,453

Six months ended March 31, 2002:
Net sales                          $  6,431        $  4,631        $   --          $ 11,062
Gross profit                          2,170           1,513            --             3,683
General and administrative
   expenses                             917           2,122             414           3,453
Operating income (loss) from
   operations                         1,253            (609)           (414)            230
Interest expense                        (37)           (273)            (72)           (382)
Income (loss) from
   operations before taxes            1,244            (880)           (486)           (122)
Capital expenditures                    127              29            --               156
Depreciation and amortization           101             270               1             372
Identifiable assets                  13,727          12,109             161          25,997
Major Customers

     Other than as detailed under export sales, the Company's revenues are generated from customers located in the United States. The following represents customers comprising more than 10% of the Company's net sales for the six-month periods ending March 31:

                  Customer.                 2003              2002
                  --------                  ----              ----

                     A                       6.8%             16.9%
                     B                      20.3%             10.0%

Foreign Sales

     Export sales were approximately $657,000 and $510,000 for the six months ended March 31, 2003 and 2002. The Company has no foreign assets.

NOTE 2 - DEBT AGREEMENTS

     As of March 21, 2003, the Company completed the refinancing of its Senior Debt Facility with a new lender. The new debt agreement provides the Company with a $5.5 million facility, consisting of a $4.0 million revolver, a $1.0 million equipment term loan and a $500,000 equipment acquisition line. The three-year agreement is collateralized by substantially all of the Company's assets, and bears interest at rates that fluctuate with the Prime Rate, with the revolver at 2% over prime (not to be less than a total rate of 6.5%) and the equipment lines at 4.75% over prime (not to be less than a total rate of 9.25%). Due to the fact that the agreement extends for a three-year term, the obligation is classified as a long-term liability on the accompanying consolidated balance sheet as of March 31, 2003. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures. As of March 31, 2003, the total balance outstanding under the facility, including $1,000,000 outstanding under the term loan portion, amounted to $3,097,000.

     Initial proceeds under the new agreement were used to payoff the debt obligations to the then existing Senior Lender, which totaled approximately $1,339,000 at closing, and to repay the remaining $500,000, plus accrued interest, due under a note with Dr. Pailla Reddy, a director of the Company, that arose from the Bactolac acquisition.

NOTE 3 - INCOME TAXES

     No income tax expense was recorded on the income for the six months ended March 31, 2003, due to the fully reserved net operating loss carry forwards available to the Company. No income tax benefit was recorded on the loss for the six months ended March 31, 2002, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized.

NOTE 4 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     The Company adopted and applied Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" as of October 1, 2001, the beginning of the Company's fiscal year 2002. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill and other indefinite lived intangible assets are tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. As a result of the adoption of SFAS 142 and the required comparison of fair value to the carrying amount of goodwill, the Company recorded a one-time non-cash charge of approximately $1.2 million to reduce the carrying amount of its goodwill associated with the operations located in Gulfport, Mississippi. Such charge is non-operational and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

NOTE 5 - STOCK BASED COMPENSATION AND EARNINGS PER SHARE

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

                                                       Three Months                   Six Months
                                                       Ended March 31,              Ended March 31,
                                                --------------------------    --------------------------
                                                   2003             2002         2003             2002
                                                -----------    -----------    -----------    -----------

Net income (loss), as reported                  $  (170,000)   $   (49,000)   $    47,000    $(1,307,000)
Deduct:  Total stock-based employee compen-
   sation expense determined under fair value
   based method for awards granted, modified
   or settled, net of related tax effects           (49,000)      (103,000)       (98,000)      (206,000)
                                                -----------    -----------    -----------    -----------
Pro forma net income (loss)                     $  (219,000)   $  (152,000)   $   (51,000)   $(1,513,000)
                                                ===========    ===========    ===========    ===========
Earnings (loss) per share:
   Basic and diluted - as reported              $     (0.03)   $     (0.02)   $      0.01    $     (0.62)
                                                ===========    ===========    ===========    ===========

   Basic and diluted - pro forma                $     (0.04)   $     (0.07)   $     (0.01)   $     (0.72)
                                                ===========    ===========    ===========    ===========

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

     Net sales for the 2003 period increased $1,758,000 or 15.9% over the 2002 period. The increase was attributable to a $1,959,000 increase in the sales at ANIP. The ANIP increase consisted of an increase in sales to expanding private label customers such as Walgreens, Rite Aid, K-Mart, Dollar General, Winn Dixie and Big Lots Stores, combined with an expansion in sales to continuing contract customers.

     Gross profit for the 2003 period increased to $4,170,000, a $487,000 increase over the 2002 amount. Gross profit as a percentage of net sales decreased to 32.5% in 2003, as compared to 33.3% in the 2002 period. Gross profit at Bactolac improved to 38.1% from 33.7% in the 2002 period. The majority of the improvement resulted from recent additions of customers who are buying larger quantities of higher priced products. Gross profits at the ANIP operation decreased to 27.3% from 32.7% in the 2002 period primarily due to changes in the product mix.

     Total operating expenses increased to $3,607,000 in 2003, from $3,453,000, in 2002. This represents an increase of $154,000, or 4.5%. The majority of the increase relates to additional personnel costs, combined with higher sales and marketing expenses incurred, primarily commissions and freight expenses incurred in connection with the private label customers at ANIP.

     No income tax expense was recorded on the income for the six months ended March 31, 2003, due to the net operating loss carry forwards available.

Liquidity and Capital Resources

     ANI meets its working capital and capital expenditure requirements mainly through operations and net cash provided under the Company's revolving line of credit provided through its secured lender. Based upon recent revenue increases, primarily from new customers of ANIP, combined with cost reductions that have been implemented, management believes that a more significant portion of its working capital needs can be met out of cash generated from operating activities. Management plans to continue to strive to restore profitability while continuing to rely on its recently completed debt agreement to meet currently anticipated funding requirements.

     At March 31, 2003, the Company had working capital of $5,091,000. Borrowings under the revolving portion of the secured credit facility totaled $2,097,000, with additional borrowings available of approximately $1,400,000, at that point, based upon accounts receivable and inventory levels. The Company's line of credit includes a $500,000 available capital expenditure line that can be used for equipment additions in loan amounts exceeding $100,000 per advance.

     As of March 21, 2003, the Company completed the refinancing of its Senior Debt Facility with a new lender, CapitalSource Finance LLC. The new debt agreement provides the Company with a $5.5 million facility, consisting of a $4.0 million revolver, a $1.0 million equipment term loan and a $500,000 equipment acquisition line. The three-year agreement is collateralized by substantially all of the Company's assets, and bears interest at rates that fluctuate with the Prime Rate, with the revolver at 2% over prime (not to be less than a total rate of 6.5%) and the equipment lines at 4.75% over prime (not to be less than a total rate of 9.25%). Due to the fact that the agreement extends for a three-year term, the obligation is classified as a long-term liability on the accompanying consolidated balance sheet as of March 31, 2003. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures. As of March 31, 2003, the total balance outstanding under the facility, including $1,000,000 outstanding under the term loan portion, amounted to $3,097,000.

     Initial proceeds under the new agreement were used to payoff the debt obligations to the then existing Senior Lender, which totaled approximately $1,339,000 at closing, and to repay the remaining $500,000, plus accrued interest, due under a note with Dr. Pailla Reddy, a director of the Company, that arose from the Bactolac acquisition.

Operating Activities

     Net cash flows from operating activities generated approximately $186,000 in 2003 and consumed approximately $954,000 in 2002. The net cash flow generated in 2003 consisted primarily of approximately a $491,000 increase in accounts payable, relating primarily to higher production in the period ended March 31, 2003, combined with $377,000 in non-cash depreciation expense plus the non-cash $180,000 loss on the sale of equipment. This was offset by approximately $446,000 in increases to accounts receivable and a $286,000 increase in inventories.

     The net cash flow consumed in 2002, consisted primarily of approximately $1,548,000 increase in accounts receivable, relating primarily to higher sales in the period ended March 31, 2002 as compared to the comparable period ended September 30, 2001. This was offset by approximately $803,000 in increases to accounts payable and accrued expenses.

Investing Activities

     Investing activities generated approximately $175,000 in 2003. This consisted of $184,000 collected on a note received in connection with the June 2001, sale of a former subsidiary, Nutrition for Life International, Inc., (the "NFLI Note") and proceeds of $250,050 on the sale of equipment. In addition, $45,000 of cash was used for additions to equipment and $214,000 was used for loan closing costs.

     Investing  activities  generated   approximately  $223,000  in  2002.  This
consisted of $377,000 collected on the NFLI Note receivable net of $154,000 in additions to equipment.

Financing Activities

     Financing activities consumed approximately $439,000 in 2003, and $770,000 in 2002, primarily in net repayments under the Company's debt obligations.

     Capital expenditures, primarily for manufacturing and facility improvement costs for the fiscal year ending September 30, 2003, are anticipated to total approximately $400,000 to $600,000. It is expected that funding for the capital additions will be provided out of a new credit facility with a portion funded out of working capital.


Recent Accounting Pronouncements

Accounting for Guarantees - In December 2002, FASB Interpretation 45,Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations. Interpretation 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. The Company has historically not issued guarantees and therefore FIN 45 will not have a material effect on its 2003 financial statements.

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

Derivative Instruments and Hedging Activities - In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 are to be applied prospectively. The Company does not anticipate the adoption of SFAS No. 149 will have an appreciable impact of the Company's financial statements.

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

                            PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on February 24, 2003. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors, and all of management's nominees were elected at the Annual Meeting. The persons elected as directors at the Annual Meeting were F. Wayne Ballenger, Randall D. Humphreys, Gregory Pusey, Pailla M. Reddy and David F. Welch, with votes as follows:

                          For           Withheld
                        ---------       --------
F. Wayne Ballenger      4,265,179       52,251
Randall D. Humphreys    4,265,297       51,851
Gregory Pusey           4,264,847       52,583
Pailla M. Reddy         4,265,297       52,133
David F. Welch          4,270,193       47,237

     The only other matter voted on at the Annual Meeting was approval of the 1995 Stock Option Plan, as amended. The Plan was approved with 3,662,275 shares voted in favor, 71,599 shares voted against and 3,526 shares voted to abstain.

Item 5. Other Information

     The Company has been notified by Nasdaq that the Company's common shares had failed to maintain a minimum market value of public float of $1,000,000 and a minimum bid price of $1.00 over a thirty consecutive trading day period. The Company has until June 11, 2003, to regain compliance with the market value minimum and until August 4, 2003, for the minimum bid price, under Nasdaq's requirements. The Company is optimistic that with the recent improvements in its operations, combined with the recently closed long-term Credit Facility, the market will react favorably and increase ANII's share value to a level above Nasdaq's minimums. Should ANII's shares not achieve the Nasdaq minimums, the common shares would be quoted on either the "bulletin board," or the "pink sheet" system.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibit 99.1 is furnished.

        (b) On March 26, 2003, the Company filed an 8-K Report including as an exhibit a news release covering closing of the CapitalSource senior debt financing.

                          ADVANCED NUTRACEUTICALS, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED NUTRACEUTICALS, INC.
       (Registrant)

By: /s/ JEFFREY G. MCGONEGAL
    ----------------------------------
    Jeffrey G. McGonegal
    Senior Vice President--Finance and
    Chief Financial Officer

Dated:  May 15, 2003

                                  CERTIFICATION

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

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 15, 2003                   By:  /s/ Gregory Pusey
                                           ------------------------------------
                                           Gregory Pusey
                                           President and Chief Executive Officer

                                  CERTIFICATION

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

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 15, 2003         By: /s/ Jeffrey G. McGonegal
                                --------------------------
                                Jeffrey G. McGonegal
                                Senior Vice President-Chief Financial Officer