Form 10-Q
period 2003-06-30
ADVANCED NUTRACEUTICALS INC/TX
filed 2003-08-15
CIK 913614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes    [ ] No


Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act.).  [ ] Yes        [X]No

As of August 11, 2003 there were 4,992,789 shares of common stock, $0.01 par value per share, outstanding.

                          ADVANCED NUTRACEUTICALS, INC.
                                      Index

                         PART 1 - Financial Information

                                                                           ----

Item 1.  Financial Statements

         Advanced Nutraceuticals, Inc.

         Consolidated Balance Sheets
                 June 30, 2003 and September 30, 2002                      3

         Consolidated Statements of Operations For the
                Three and Nine Months Ended June 30, 2003 and 2002         4

         Condensed Consolidated Statements of Cash Flows
                For the Nine Months Ended June 30, 2003 and 2002           5

         Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       10

Item 4.  Controls and Procedures                                          10

                         PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 11

Signatures                                                                11

                          ADVANCED NUTRACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,
                                                                                           2003                 September 30,
                                                                                        (Unaudited)                 2002
                                                                                       ------------             ------------
                        ASSETS

Current Assets:

    Cash and cash equivalents                                                          $    239,050             $    793,023
    Receivables                                                                           3,549,408                4,099,852
    Inventories                                                                           2,112,898                2,053,268
    Notes receivable                                                                           --                    184,282
    Prepaid expenses and other assets                                                       300,709                  329,362
                                                                                       ------------             ------------
       Total Current Assets                                                               6,202,065                7,459,787

Property and equipment, net                                                               8,505,638                9,280,558
Goodwill                                                                                  7,563,913                7,563,913
Other assets                                                                                459,715                  230,982
                                                                                       ------------             ------------
                                                                                       $ 22,731,331             $ 24,535,240
                                                                                       ============             ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                                   $  2,051,855             $  2,027,039
    Accrued expenses and other liabilities                                                  251,942                  675,714
    Credit facility                                                                            --                  2,889,811
    Notes payable - related parties                                                            --                    500,000
    Current portion of long-term debt                                                       174,647                  113,384
                                                                                       ------------             ------------
            Total Current Liabilities                                                     2,478,444                6,205,948

Long-term debt                                                                            4,355,208                2,403,695
                                                                                       ------------             ------------
           Total Liabilities                                                              6,833,652                8,609,643
                                                                                       ------------             ------------

Commitments and contingencies                                                                  --                       --

Stockholders' Equity:
    Preferred stock; $.001 par value; 1,000,000 authorized; none outstanding                   --                       --
    Common stock; $.01 par value; 20,000,000 shares authorized; 4,992,789 outstanding        49,928                   49,928
    Additional paid-in capital                                                           20,322,048
                                                                                                                  20,322,048
    Accumulated deficit                                                                  (4,474,297)              (4,446,379)
                                                                                       ------------             ------------
           Total Stockholders' Equity                                                    15,897,679               15,925,597
                                                                                       ------------             ------------

                                                                                       $ 22,731,331             $ 24,535,240
                                                                                       ============             ============

     See accompanying notes to condensed consolidated financial statements.

                          ADVANCED NUTRACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months                             Nine Months
                                                                Ended June 30,                           Ended June 30,
                                                     -----------------------------------     -------------------------------------
                                                        2003                    2002             2003                     2002
                                                     -----------             -----------     ------------             ------------
Net sales                                            $ 5,649,519             $ 5,117,559     $ 18,469,065             $ 16,179,974
Cost of sales                                          3,840,427               3,917,581       12,489,638               11,296,752
                                                     -----------             -----------     ------------             ------------

Gross profit                                           1,809,092               1,199,978        5,979,427                4,883,222

General and administrative expenses                    1,705,742               1,573,138        5,313,236                5,025,829
Terminated acquisition costs                                --                   216,207             --                    216,207
                                                     -----------             -----------     ------------             ------------

Operating income (loss)                                  103,350                (589,367)         666,191                 (358,814)
                                                     -----------             -----------     ------------             ------------

Other income (expense):
       Interest expense                                 (179,926)               (185,627)        (525,903)                (567,358)
       Loss on sale of equipment                            --                      --           (180,127)                    --
       Other, net                                          1,291                 (18,376)          11,921                   10,634
                                                     -----------             -----------     ------------             ------------

                                                        (178,635)               (204,003)        (694,109)                (556,724)
                                                     -----------             -----------     ------------             ------------
Income (loss) from operations before cumulative
     effect of accounting change                         (75,285)               (793,370)         (27,918)                (915,538)

Cumulative effect of accounting change                      --                      --               --                 (1,184,553)
                                                     -----------             -----------     ------------             ------------


Net income (loss)                                    $   (75,285)            $  (793,370)    $    (27,918)            $ (2,100,091)
                                                     ===========             ===========     ============             ============


Basic and Diluted income (loss) per common share:
       Net income (loss)                             $     (0.01)            $     (0.37)    $      (0.01)            $      (0.99)

                                                     ===========             ===========     ============             ============

Weighted average common shares outstanding-
         Basic                                         4,992,789               2,151,989        4,992,789                2,112,665
                                                     ===========             ===========     ============             ============

          Diluted                                      4,992,789               2,151,989        4,992,789                2,112,665
                                                     ===========             ===========     ============             ============

     See accompanying notes to condensed consolidated financial statements.

                                         ADVANCED NUTRACEUTICALS, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Nine Months
                                                                           Ended June 30,
                                                                -----------------------------------
                                                                   2003                     2002
                                                                -----------             -----------
Net cash provided by (used in) operating activities             $   900,949             $(1,037,349)
Net cash provided by (used in) investing activities                 (10,177)                192,738
Net cash provided by (used in) financing activities              (1,444,745)                606,849
                                                                -----------             -----------
Net increase (decrease) in cash and cash equivalents               (553,973)               (237,762)
Cash and cash equivalents at beginning of period                    793,023
                                                                -----------             -----------
                                                                                            781,847
Cash and cash equivalents at end of period                      $   239,050             $   544,085
                                                                ===========             ===========

      See accompanying notes to condensed consolidated financial statements

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS


INTERIM FINANCIAL STATEMENTS


     The accompanying financial statements of Advanced Nutraceuticals, Inc. (the "Company" or "ANI") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2003, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K. The results of operations for the period ended June 30, 2003 are not necessarily an indication of operating results for the full year.


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



                                          Vitamins and        Pharmaceutical         Corporate \
                                           Supplements           Products            Overhead              Totals
                                          -----------            --------             --------            --------
Nine months ended June 30, 2003:
Net sales                                   $  9,435             $  9,034             $  --               $ 18,469
Gross profit                                   3,556                2,423                --                  5,979
General and administrative
   expenses                                    1,512                3,282                 519                5,313
Operating income (loss) from
   continuing operations                       2,043                 (858)               (519)                 666
Interest expense                                (119)                (347)                (60)                (526)
Loss on sale of equipment                       --                   (180)               --                   (180)
Net income (loss)                              1,932               (1,377)               (583)                 (28)
Capital expenditures                             205                   10                --                    215
Depreciation and amortization                    159                  400                   2                  561
Identifiable assets                           12,132               10,179                 420               22,731

Nine months ended June 30, 2002:
Net sales                                   $  9,413             $  6,767             $  --               $ 16,180
Gross profit                                   3,109                1,774                --                  4,883
General and administrative
   expenses                                    1,370                3,223                 649                5,242
Operating income (loss) from
   operations                                  1,739               (1,449)               (649)                (359)
Interest expense                                 (49)                (397)               (121)                (567)
Income (loss) from
   operations before taxes                     1,719               (1,864)               (771)                (916)
Capital expenditures                             139                   46                --                    185
Depreciation and amortization                    151                  406                   2                  559
Identifiable assets                           13,160               10,843               1,009               25,012
Major Customers

     Other than as detailed under foreign sales, the Company's revenues are generated from customers located in the United States. The following represents customers comprising more than 10% of the Company's net sales for the nine-month periods ending June 30:

                  Customer.                          2003              2002
                  --------                           ----              ----

                     A                               18.6%             12.0%
                     B                                7.0%             17.4%

Foreign Sales

     Export sales were approximately $688,000 and $1,497,000 for the nine months ended June 30, 2003 and 2002. The Company has no foreign assets.

NOTE 2 - DEBT AGREEMENTS

     As of March 21, 2003, the Company completed the refinancing of its Senior Debt Facility with a new lender. The new debt agreement provides the Company with a $5.5 million facility, consisting of a $4.0 million revolver, a $1.0 million equipment term loan and a $500,000 equipment acquisition line. The three-year agreement is collateralized by substantially all of the Company's assets, and bears interest at rates that fluctuate with the Prime Rate, with the revolver at 2% over prime (not to be less than a total rate of 6.5%) and the equipment lines at 4.75% over prime (not to be less than a total rate of 9.25%). Due to the fact that the agreement extends for a three-year term, the obligation is classified as a long-term liability on the accompanying consolidated balance sheet as of June 30, 2003. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures. As of June 30, 2003, the total balance outstanding under the facility, including $1,069,000 outstanding under the term loan portion, amounted to $1,996,000.

     Initial proceeds under the new agreement were used to payoff the debt obligations to the then existing Senior Lender, which totaled approximately $1,339,000 at closing, and to repay the remaining $500,000, plus accrued interest, due under a note with Dr. Pailla Reddy, a director of the Company, that arose from the Bactolac acquisition.

NOTE 3 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

                                                          Three Months                        Nine Months
                                                          Ended June 30,                     Ended June 30,
                                                  ------------------------------     --------------------------------
                                                    2003                  2002         2003                   2002
                                                  --------             ---------     --------             -----------
Net income (loss), as reported                    $(75,000)            $(793,000)    $(28,000)            $(2,100,000)
Deduct:  Total stock-based employee compen-
   sation expense determined under fair value
   based method for awards granted, modified
   or settled, net of related tax effects          (14,000)             (103,000)     (41,000)               (309,000)
                                                  --------             ---------     --------             -----------
Pro forma net income (loss)                       $(89,000)            $(896,000)    $(69,000)            $(2,409,000)
                                                  ========             =========     ========             ===========
Earnings (loss) per share:
   Basic and diluted - as reported                $  (0.01)            $   (0.37)    $  (0.01)            $     (0.99)
                                                  ========             =========     ========             ===========


   Basic and diluted - pro forma                  $  (0.02)            $   (0.41)    $  (0.01)            $     (1.14)
                                                  ========             =========     ========             ===========


NOTE 5 - CRITICAL ACCOUNTING POLICIES

The Company's financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company's financial statements, one must have a clear understanding of the accounting policies employed. A summary of the Company's critical accounting policies follows:

Accounts Receivable: Accounts receivable balances are stated net of allowances for doubtful accounts. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowances for doubtful accounts, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and size of its clients. A financial decline of any one of the Company's large clients could have an adverse and material effect on the collectibility of receivables and thus the adequacy of the allowance for doubtful accounts. Increases in the allowance for doubtful accounts are recorded as charges to bad debt expense and are reflected in other operating expenses in the Company's consolidated statements of operations. Write-offs of uncollectible accounts are charged against the allowance for doubtful accounts.

Inventories: The Company's inventory is a significant component of current assets and is stated at the lower of cost or market. The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory based primarily on its estimated forecast of product demand, market conditions, production requirements and technological developments. Significant or unanticipated changes to the Company's forecasts of these items, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required.


ITEM 2.

                          ADVANCED NUTRACEUTICALS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Comparison of the Presented Results of Operations for the Nine Months Ended June 30, 2003 to the Nine Months Ended June 30, 2002.

     The Company's operations are conducted through two operating subsidiaries; Bactolac Pharmaceutical Inc. ("Bactolac"), a private label contract manufacturer of vitamins and supplements, and ANI Pharmaceuticals, Inc. ("ANIP"), a contract and private label manufacturer of over-the-counter liquid and powder pharmaceutical products.

     Net sales for the 2003 period increased $2,289,000 or 14.1% over the 2002 period. The increase was attributable to a $2,266,000 increase in the sales at ANIP. The ANIP increase consisted of an increase in sales to expanding private label customers such as Walgreens, Rite Aid, K-Mart, Dollar General, Winn Dixie and Big Lots Stores, combined with an expansion in sales to continuing contract customers.

     Gross profit for the 2003 period increased to $5,979,000, a $1,096,000 increase over the 2002 amount. Gross profit as a percentage of net sales increased to 32.4% in 2003, as compared to 30.2% in the 2002 period. Gross profit at Bactolac improved to 37.7% from 33.0% in the 2002 period. The majority of the improvement resulted from recent additions of customers who are buying larger quantities of higher priced products assisted with the recent addition of high-speed production machines, which have created cost efficiencies. Gross profits at the ANIP operation increased to 26.8% in 2003 from 26.2% in the 2002 period primarily due to changes in the product mix.

     Total operating expenses increased to $5,313,000 in 2003 from $5,242,000, in 2002. This represents an increase of $71,000, or 1.3%. The majority of the increase relates to additional personnel costs, combined with higher sales and marketing expenses incurred, primarily commissions and freight expenses incurred in connection with the private label customers at ANIP.

     No income tax expense was recorded on the income for the nine months ended June 30, 2003, due to the net operating loss carry forwards available.

Liquidity and Capital Resources

     ANI meets its working capital and capital expenditure requirements mainly through operations and net cash provided under the Company's revolving line of credit provided through its secured lender. Based upon recent revenue increases, primarily from new customers of ANIP, combined with cost reductions that have been implemented, management believes that a more significant portion of its working capital needs could be met out of cash generated from operating activities. ANIP continues to incur losses as current monthly sales levels are still below amounts required to break-even at current margins and product mix. Management continues to closely monitor the performance of this subsidiary, while exploring possible alternative strategic opportunities to best enhance the performance and value of the Company. Management plans to continue to strive to restore profitability while continuing to rely on its recently completed debt agreement to meet currently anticipated funding requirements.

     At June 30, 2003, the Company had working capital of $3,724,000. Borrowings under the revolving portion of the secured credit facility totaled $927,000, with additional borrowings available of approximately $2,275,000, at that point, based upon accounts receivable and inventory levels. The Company's line of credit includes a $500,000 available capital expenditure line that can be used for equipment additions in loan amounts exceeding $100,000 per advance, of which $121,000 was advanced during April 2003.

     As of March 21, 2003, the Company completed the refinancing of its Senior Debt Facility with a new lender, CapitalSource Finance LLC. The new debt agreement provides the Company with a $5.5 million facility, consisting of a $4.0 million revolver, a $1.0 million equipment term loan and a $500,000 equipment acquisition line. The three-year agreement is collateralized by substantially all of the Company's assets, and bears interest at rates that fluctuate with the Prime Rate, with the revolver at 2% over prime (not to be less than a total rate of 6.5%) and the equipment lines at 4.75% over prime (not to be less than a total rate of 9.25%). Due to the fact that the agreement extends for a three-year term, the obligation is classified as a long-term liability on the accompanying consolidated balance sheet as of June 30, 2003. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures. As of June 30, 2003, the total balance outstanding under the facility, including $1,069,000 outstanding under the term loan portion, amounted to $1,996,000.

     Initial proceeds under the new agreement were used to payoff the debt obligations to the then existing Senior Lender, which totaled approximately $1,339,000 at closing, and to repay the remaining $500,000, plus accrued interest, due under a note with Dr. Pailla Reddy, a director of the Company, that arose from the Bactolac acquisition.


Operating Activities

     Net cash flows from operating activities generated approximately $901,000 in 2003 and consumed approximately $1,037,000 in 2002. The net cash flow generated in 2003 consisted primarily of approximately a $492,000 decrease in accounts receivable combined with $561,000 in non-cash depreciation expense plus the non-cash $180,000 loss on the sale of equipment. This was offset by approximately $153,000 in increases to prepaid expenses and a $175,000 decrease in accrued expenses.

     The net cash flow consumed in 2002, consisted primarily of approximately $1,524,000 increase in accounts receivable, relating primarily to higher sales in the period ended June 30, 2002. This was offset by approximately $956,000 in increases to accounts payable and accrued expenses.


Investing Activities

     Investing activities consumed approximately $10,000 in 2003. This consisted of $184,000 collected on a note received in connection with the June 2001, sale of a former subsidiary, Nutrition for Life International, Inc., (the "NFLI Note") and proceeds of $250,000 on the sale of equipment. In addition, $215,000 of cash was used for additions to equipment and $229,000 was used for loan closing costs. The balance of the NFLI Note was 100% reserved for as of September 30, 2002. An involuntary Chapter 11 Petition in bankruptcy was filed against NFLI on March 3, 2003. Under an Order entered July 18, 2003, the case was converted to Chapter 7, and NFLI is currently being liquidated.

     Investing activities from continuing activities generated approximately $193,000 in 2002. This consisted of $378,000 collected on the NFLI Note Receivable, net of $185,000 used for additions to equipment.

Financing Activities

     Financing activities consumed approximately $1,445,000 in 2003. This consisted mainly of net repayments under the Company's credit facility and the $500,000 note repaid to Dr. Pailla Reddy.

     Financing activities from continuing activities generated approximately $607,000 in 2002. This consisted of $325,000 in net borrowings under the Company's credit facility and $325,000 in new borrowings, net of $43,000 in principal payments made on the long-term mortgage.

     Capital expenditures, primarily for manufacturing and facility improvement costs for the fiscal year ending September 30, 2003, are anticipated to total approximately $400,000 to $600,000. It is expected that funding for the capital additions will be provided out of the new credit facility with a portion funded out of working capital.


Recent Accounting Pronouncements


Accounting for Guarantees - In December 2002, FASB Interpretation 45,Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations. Interpretation 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. The Company has historically not issued guarantees and therefore FIN 45 did not have a material effect on its 2003 financial statements.

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

Revenue Arrangements - In November 2002, the EITF reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple-Deliverables ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company does not believe the adoption of EITF 00-21 will have a material impact on our financial position or results of operations.


Financial Instruments - In May 2003 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations of the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. For existing financial instruments, SFAS No. 150 is effective at the beginning of the Company fiscal quarter commencing July 1, 2003. The Company believes the adoption of SFAS No. 150 will have no effect on the Company's financial position, results of operations or cash flows.


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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, we evaluated under the supervision and with the participation of our chief executive officer and the chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Controls

     There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                            PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits 99.1, 99.2 and 99.3 Certifications are furnished.

     (b) On June 18, 2003, the Company filed an 8-K Report including as an exhibit a news release covering the Nasdaq Small Cap de-listing of the Company's common stock and other corporate matters.

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

Dated:  August 13, 2003