Form 10-K
period 2003-09-30
ADVANCED NUTRACEUTICALS INC/TX
filed 2004-01-13
CIK 913614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
     For the Transition Period from  ________ to ________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 31, 2003 was $743,000.

The number of shares outstanding of the Registrant's common stock on December 31, 2003 was 4,992,789.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement, which is due to be filed within 120 days of the end of the Registrant's fiscal year ended September 30, 2003.


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


                                     PART I

                                ITEM 1. BUSINESS
                       GENERAL DEVELOPMENT OF THE BUSINESS

Advanced Nutraceuticals, Inc. ("ANI" or the "Company"), www.advancednutraceuticals.com or www.anii.cc, a holding company, organized in March 2000, has two operating subsidiaries, Bactolac Pharmaceutical Inc. ("Bactolac") and ANI Pharmaceuticals, Inc. ("ANIP") (formerly ASHCO, a division of Bactolac). The Company's subsidiaries manufacture nutraceutical and pharmaceutical products.

Bactolac, www.bactolac.com, located in Hauppauge, New York, was founded in 1995 and is engaged in the formulation, manufacturing, coating and packaging of encapsulated and compressed tablets and powder blended vitamins and related nutritional supplements. To support continuing sales increases at Bactolac, in the fall of 2000, its operations were moved to a state of the art approximately 32,700 square foot Good Manufacturing Practices ("GMP") facility. Recent investments in high-tech lab equipment, high speed manufacturing equipment, in-house thin film coating equipment and flexible packaging equipment have resulted in faster turn around times and greater control of the quality and production processes. Bactolac provides private label contract manufacturing services, with over 1000 different vitamins and supplements to various companies engaged in the marketing and distribution of vitamins, mineral supplements, herbs and other health and nutrition consumer products.

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

ANIP, www.anipharmaceuticals.com, located in Gulfport, Mississippi manufactures high quality pharmaceutical products, primarily liquid and powder pharmaceutical products. ANIP provides contract and private label manufacturing services to various companies, many of which are engaged in the distribution and sale of over-the-counter liquid antacid and other OTC products. ANIP conducts its operations in a 132,000 square foot facility.

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

The Company's near term strategy is to continue to grow its Bactolac subsidiary and focus on reducing the losses being incurred at the ANIP subsidiary thereby improving the Company's financial position, generating positive cash flow, and becoming consistently profitable. The Company believes it can successfully implement this strategy by continuing in its aggressive efforts to obtain new customers, focusing on expanded sales opportunities with its existing customers and through emphasizing its competitive manufacturing operations while at the same time maintaining a stringent cost containment program.

The Company's long-term strategy is to pursue strategic acquisition opportunities in the manufacturing and distribution segments of the nutritional and pharmaceutical industries. However, due to ANIP's poor operating results and limited capital resources, management of the Company determined that for the near term, it may not be feasible for the Company to attempt to acquire additional companies. The Company intends to continue to consider other strategic initiatives to enhance shareholder value.

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

The Company has the capacity to produce millions of tablets per day using technologically advanced high-speed manufacturing equipment. During 2002 and 2003 Bactolac increased its production capacity through additional equipment purchases as well as vertically integrating processes that had previously been performed by outside subcontractors.

Capital expenditures at Bactolac during 2003 approximated $430,000. Capital expenditures at Bactolac over the past three years have resulted in significantly higher production capacity, with shorter production turnaround times, combined with higher levels of quality control. Bactolac custom formulates products in response to and in conjunction with, customer demand. The Company also has developed a fully automated packaging line and has recently completed an in-house thin film coating line.

Raw materials used in Bactolac's products consist of nutrient powders, excipients, empty gelatin capsules, and necessary components for packaging and distribution of finished vitamin and nutritional supplement products. The nutrient powders and the empty gelatin capsules are purchased from manufacturers in the United States and foreign countries. All materials procured by Bactolac undergo quality control review to ensure conformance to product specification prior to acceptance and release into materials inventory. To date, the Company has not experienced any material difficulty in obtaining adequate sources of supply, and generally a number of suppliers are available for most raw materials. Although there can be no assurance that adequate sources will continue to be available, Bactolac believes it should be able to secure sufficient raw materials in the future.

The vitamin and supplement segment generated net sales of $12,813,000, $12,364,000 and $10,764,000, for the years ended September 30, 2003, 2002 and
2001. The top three unrelated customers accounted for approximately 39%, 50% and 47% of Bactolac's net sales for 2003, 2002 and 2001, respectively. Seasonality is generally not a major factor in Bactolac's business, except that revenues during late summer and fall are typically slightly higher than other periods. Backlog of open orders at Bactolac is fairly short term in nature due to quick production turn around, with recent backlog less than one month's sales.

Over-The-Counter Pharmaceutical Segment

ANIP manufactures liquids, powders, and over the counter drugs. Examples of the primary products that it produces include liquid antacids and associated liquid stomach remedies, medicated powders, anti-fungal powders and topical liquid products with no single product generating a sales concentration. . Raw materials used at ANIP consist of active and inactive materials for the production of liquid antacids and raw material powder products. Packaging materials consisting of bottles, caps, cardboard containers and labels are also significant stocked items. Substantially all materials are purchased from suppliers in the United States. All significant vendors and materials procured by ANIP undergo quality control review and testing, including on-site quality control audits to ensure conformance to quality standards and product specification prior to acceptance and release into materials inventory. The Gulfport facility is committed to providing high quality products; its facilities are designed to meet USP compliance standards.

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

The OTC pharmaceutical segment generated net sales of $11,887,000, $9,261,000 and $6,842,000, for the years ended September 30, 2003, 2002 and 2001, respectively. The top two unrelated customers accounted for approximately 50% and 47% of ANIP's net sales for 2003 and 2002 and a single customer, Bayer Corporation represented 35% of ANIP's net sales in 2001. Since 2001, Bayer Corporation has not been a customer of ANIP. One customer included above, was Clay-Park Labs, Inc. ("CPL") that represented 40% and 32% of ANIP's net sales in 2003 and 2002. Subsequent to year end ANIP received a communication from CPL describing concerns about certain product quality delivery issues. ANIP is working to address CPL's concerns and is optimistic that the issues can be rectified. Should ANIP not be able to adequately address CPL's issues, it could have an adverse impact on ANIP's ability to retain some or all of CPL's business. Seasonality is generally not a significant factor in ANIP's business. Backlog at ANIP is fairly short term in nature due to the timing of production turn around, and recent backlog has generally been in the range of $800,000 to $1,200,000.

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

ANIP's customer base consists of distributors who re-sell the products and major retail customers who generally have the product produced with their private brand label on the product, to compete with national brand suppliers. ANIP's efforts are focused on sales opportunities to new customers as well as expanding sales to existing customers. Additionally a tight cost containment program aimed at reducing expenses at the Gulfport facility has been maintained. As a result of these activities the Company has achieved success in expanding its relationship with its top customers and through adding several customers, such as Walgreens, K-Mart, Winn Dixie, Kroger and Rite Aid, and is in talks with a number of large recognized retailers.

The Company's operations are subject to the risks normally associated with manufacturing vitamins, nutritional and pharmaceutical products, including shortage of certain raw materials.

Financial Information Relating to Export Sales - Continuing Operations:

For the year ended September 30, 2003, sales to unaffiliated customers totaled $24,700,000. Of this total $1,011,000, $273,000 and $36,000 related to customers in Russia, Algeria and Mexico, respectively. For the year ended September 30, 2002, sales to unaffiliated customers totaled $21,625,000. Of this total $1,056,000, $685,000 and $46,000 related to customers located in Russia, Algeria and Mexico, respectively. For the year ended September 30, 2001 sales to unaffiliated customers totaled $17,606,000 of which $1,354,000 related to a customer in Russia. All identifiable assets for 2003, 2002 and 2001 were located in the United States.

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

Based on industry data, the botanicals and supplements industry is experiencing a trend of slowed to contracting growth. The industry, while still estimated at approximately $20 billion annually, is believed to be moving into a mature stage where greater price pressure and modest market expansion will continue to increase competition.

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

Employees

At September 30, 2003, the Company employed 157 full time employees in its operations, with Bactolac employing 61, ANIP employing 93 and 3 employed in holding company executive management. The employees at Bactolac and ANIP are engaged in management and sales, quality control, production and administration.

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

Discontinued Operations - NFLI

Effective June 13, 2001, the Company completed the sale of its NFLI subsidiary to Everest International, L.L.C. ("Everest"). The sale provided $3.2 million in cash at closing and a $5 million note ("Note"), payable in quarterly payments for three years and a balloon payment at the end of the third year. In addition, Bactolac received a $650,000 note due one year and a day from closing, relating to inter-company debt. Due to the sale of NFLI, the Company's consolidated financial statements and related notes thereto present the operations of NFLI as discontinued operations. For further discussion see Note 14 of the Notes to Consolidated Financial Statements in Item 8 herein.

For financial reporting purposes, at closing, management of ANI was unable to determine that it was probable that the future cash flows from NFLI's operations would be sufficient to fund the entire balloon payment required under the terms of the $5.0 million Note and accordingly, an allowance of approximately $4,261,000 was provided against the face amount of the Note. ANI accounted for collections on the $5 million Note under the cost recovery method, whereby collections were recorded as a reduction of the balance recorded for the Note (after the allowance). At the June 2002 due date of the $650,000 note, the Company sent a demand notice for payment and NFLI responded that there may be certain claims for offset. The Company has not received any further communication from NFLI regarding any claims. During October 2002 the Company received the regularly scheduled $184,000 payment for the quarter ended September 30, 2002. During the quarter ended September 30, 2002, management of the Company recorded an additional allowance of approximately $365,000, against the net balances due under the $5.0 million Note and the $650,000 note due to Bactolac, based upon current assessment of the probability of receiving any additional payments beyond the October 2002 payment, under those notes. As a result of the additional allowance the Company is carrying these notes on its balance sheet at a zero basis. During May 2003, NFLI entered Chapter 11 bankruptcy, which was subsequently converted to Chapter 7 in July 2003. The trustee in the bankruptcy case is completing the liquidation of NFLI's remaining assets. During October 2003, the Company received approximately $32,500 from the bankruptcy trustee related to the sale of certain NFLI assets. Any additional collections, which management of ANI does not believe to be likely, will be recorded as income when and if collected.

RISK FACTORS

Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Report, including without limitation in conjunction with the forward-looking statements included in this Report, and the following risk factors.

Risks Related to the Company and its Continuing Operations

Recent Losses. The Company has incurred losses from its continuing operations in each of the fiscal years ended September 30, 2003, 2002 and 2001. The losses were incurred from the operations of ANIP (formerly ASHCO) as well as NFLI, which is now discontinued as the result of the sale of NFLI. The Company completed the acquisitions of Bactolac and ANIP in late 1999. Although the Bactolac operation has been profitable since acquisition, the losses of ANIP and the overhead and transactional expenses of the Company have caused significant losses to be incurred during the past three fiscal years. Although Bactolac continues to have profitable operations and efforts are continuing to improve ANIP's operating results, future profitable operations cannot be predicted with certainty. If the Company is unable to improve ANIP's operating results, it may need to alter the operating profile of ANIP, or sell the assets related to ANIP's operation.

Sale of NFLI. On June 13, 2001, ANI completed the sale of NFLI to Everest. The sales price included a $5,000,000 note payable ("Note") and a $650,000 note payable to Bactolac. ANI has agreed to subordinate the $5,000,000 Note to a secured lender of NFLI and the Note is without recourse to Everest. ANI has fully reserved the remaining balances outstanding on the notes and additional collections under the notes is doubtful as NFLI is being liquidated in a Chapter 7 bankruptcy. In previous attempts to demand payment on the obligations due ANI, NFLI had responded that there may be certain claims for offset. The Company has fully reserved the remaining balance outstanding on the notes and no additional communications have been received from NFLI regarding any claims.

Dependence on Significant Customers. Approximately 19% of the Company's revenues for the year ended September 30, 2003 was generated from one customer and 30% of the Company's total revenues in the fiscal year ended September 30, 2002 were generated from two customers. The Company is aggressively attempting to expand its customer base to reduce its dependence on these customers. The loss of these significant customers could have an adverse effect on the Company's business and financial condition.

Dependence on Key Personnel. ANI's future success depends on the continued availability of certain key management personnel, including Dr. P.M. Reddy, founder of Bactolac and Director of ANI, Greg Pusey, Chairman, Director and Chief Executive Officer of ANI and Jeff McGonegal, CFO of the Company. ANI has obtained "key man" insurance on the life of Dr. Reddy with the benefit amount to ANI of $7,000,000. ANI's growth and profitability also depends on its ability to attract and retain other management personnel.

Bulletin Board Listing. The Company's common stock is currently traded under the symbol ANII on the Bulletin Board System. Trading on this system can have a negative impact on the trading activity and price of the Company's common stock, as well as the Company's ability to raise additional equity capital and/or consummate additional acquisitions.

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

Ability to Implement Business Strategy; Integration of Acquisitions. The Company's future results and financial condition are dependent on the successful implementation of its business strategy. A key component of the Company's long term business strategy involves strategic acquisitions. Due to ANIP's poor operating results and the Company's limited financial resources, the Company has not made any acquisitions since 1999 and will likely not be able to make new acquisitions in the near term. Even if the Company is able to implement its long-term strategy, there can be no assurance that the strategy will be successful, that the anticipated benefits of its strategy will be realized, that management will be able to implement the strategy on a timely basis, that the Company will return to profitability levels previously experienced, or that losses will not be incurred in the future.

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

Risks Related to Acquisition Financing; Leverage. The financing for the acquisitions in 1999, as well as ongoing working capital and capital equipment needs is provided primarily through a leveraged lending arrangement. The loan facility is secured by substantially all the assets of the Company and its subsidiaries. The Company's loan facility contains various covenants that require the maintenance of certain financial ratios, as well as additional covenants and significant restrictions on dividend payments, issuance of debt and equity, mergers, changes in business operations and sales of assets. Should the Company not be successful in continuing to comply with the covenant restrictions and repay the obligations under their terms, the financial position and liquidity of the Company could be adversely affected.

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

Dividends. The Company has not paid any dividends since 1998. The Company's credit facility prohibits dividend payments without the consent of the lender. The determination of whether to pay dividends in the future will be made by the Board of Directors and will depend on the earnings, capital requirements, and operating and financial condition of the Company, among other factors. It is not anticipated that the Company will pay dividends in the fiscal year ending September 30, 2004 or in the foreseeable future.

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

                         ITEM 2. DESCRIPTION OF PROPERTY

Properties

ANIP manufactures pharmaceutical products at the Company owned 132,000 square foot facility in Gulfport, Mississippi. Bactolac headquartered in Hauppauge, New York, conducts its operations in a leased facility comprising approximately 32,700 square feet. Bactolac's current monthly rental is approximately $30,000, (of which $6,000 pertains to improvements made by a related party), that escalates over the remaining term on the lease, through December 2010. The Company has an additional five-year renewal option on the facility. Bactolac leases this facility from Shilpa Saketh Realty, Inc., an entity owned by Pailla
M. Reddy, President of Bactolac and a member of the Company's Board of Directors. In addition, ANI currently rents administrative office space in Houston, TX, on a temporary, short-term basis for approximately $600 per month. The Company believes that its Bactolac facility, while significantly utilized, is suitable and adequate and will be sufficient for anticipated growth. The ANIP facility was constructed as an O-T-C liquid pharmaceutical plant and is suitable for ANIP's business. The ANIP facility is currently being used at approximately 35-40% below total estimated production capacity.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Item 8. "Financial Statements and Supplementary Data".



                            ITEM 3. LEGAL PROCEEDINGS

Bactolac is a defendant in an action brought by Health Support, Inc., during the last quarter of 2003 in Nassau County, New York. Health Support appears to seek damages of $650,000 for each of three causes of action, namely breach of contract, breach of warranty and damage to good name and reputation. Health Support alleges that in or about August 2002, a contract was entered into between the parties providing for Bactolac to produce a dietary supplement product for Health Support. Bactolac has answered the complaint and denies any liability. Bactolac denies that there is any contractual agreement between the parties. Bactolac believes that the plaintiff's claims are without merit and intends to vigorously defend this action and has asserted numerous affirmative defenses in this matter. It is too early to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, should Bactolac be unsuccessful in its efforts.

The Company is not a party to any other legal proceedings, the adverse outcome of which would, in management's opinion, have a material adverse effect on the Company's business, financial condition and results of operations.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item not applicable.

                                     PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "ANII". ANI's warrants, previously traded under the symbol "ANIIW", were delisted during 2001, and expired as of December 31, 2001. A one for four (1:4) reverse stock split of the issued and outstanding common stock was effected in June 2001. All share references have been retroactively restated to reflect the effect of this split.

 Quarter Ended                              High                     Low
 -------------                              ----                     ---
         Fiscal 2001:
 December 31, 2000                         $1.00                    $0.19
 March 31, 2001                             0.75                     0.25
 June 30, 2001                              3.30                     0.25
 September 30, 2001                         1.75                     0.77

         Fiscal 2002:
 December 31, 2001                          1.15                     0.85
 March 31, 2002                             1.09                     0.88
 June 30, 2002                              1.24                     0.89
 September 30, 2002                         0.92                     0.40

         Fiscal 2003:
 December 31, 2002                          1.19                     0.48
 March 31, 2003                             1.00                     0.44
 June 30, 2003                              1.49                     0.50
 September 30, 2003                         0.75                     0.35

     As of December 31, 2003, there were approximately 1,655 record holders of common stock.

No dividends have been declared by the Company subsequent to June 1998. It is not likely that dividends will be paid in the fiscal year ending September 30, 2004. Under its current loan agreement, the Company may not declare any dividends without the consent of its senior lender. Subject to obtaining the lender's consent, the determination of the payment of dividends in the future will be within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors.

                         ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for each year in the five-year period ended September 30, 2003 have been derived from the audited financial statements of the Company as restated to present the operations of NFLI as discontinued operations and to conform the prior years' statements of operations with the current year presentation. The data presented below should be read in conjunction with the Company's financial statements and notes thereto and, except for operating data included therein, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                            YEARS ENDED SEPTEMBER 30,
                                                       (In thousands, except Per Share)
                                            --------------------------------------------------------
                                              2003        2002        2001        2000        1999
                                            --------    --------    --------    --------    --------
      Statements of Operations:
   Net sales                                $ 24,700    $ 21,625    $ 17,606    $ 16,068     $   --
   Gross profit                                7,374       6,340       5,022       5,259         --
   Impairment loss on long-lived assets        3,900          --          --          --         --
   Operating income (loss)                    (2,994)       (818)       (608)        770       (628)
   Loss from continuing
    operations                                (3,844)     (2,160)       (981)        (34)      (628)
   Income (loss) from discontinued
    operations, net of tax                        --          --       1,146      (3,970)      (220)

   Cumulative effect of accounting
      change                                      --      (1,185)         --          --         --
   Net income (loss)                        $ (3,844)   $ (3,344)    $   165    $ (4,004)   $  (848)

 Basic income (loss) per share:
   Continuing operations                    $   (.77)   $   (.90)    $ (.48)    $   (.02)   $  (.43)
   Cumulative effect of accounting change   $     --    $   (.50)    $   --     $     --    $    --
   Discontinued operations, net of tax      $     --    $     --     $  .56     $  (2.06)   $  (.15)


Diluted income (loss) per share:
   Continuing operations                    $   (.77)   $   (.90)    $ (.47)    $   (.02)   $  (.43)
   Cumulative effect of accounting change   $     --    $   (.50)    $   --     $     --    $    --
   Discontinued operations, net of tax      $     --    $     --     $  .55     $  (2.06)   $  (.15)

 Weighted average number of shares outstanding:
   Basic                                       4,993       2,389      2,027        1,928      1,452
   Diluted (1)                                 4,993       2,389      2,077        1,928      1,452


 Balance Sheet Data:
   Working capital                          $  4,890    $  1,254    $ 2,310     $  1,544   $ 14,348
   Total assets                               20,473      24,535     25,710       31,778     14,348
   Total long-term obligations                 5,415       2,404      4,152        3,452         --
   Total liabilities                           8,391       8,609      8,765       14,951         --
   Stockholders' equity                       12,082      15,926     16,945       16,827     14,348

     (1) The weighted average number of shares of Common Stock outstanding for each period presented has been calculated giving effect to dilutive stock options and warrants.

                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                                         QUARTER ENDED
                                                            (In thousands, except Per Share data)
                                                 -----------------------------------------------------------
                                                 December 31  March 31    June 30   September 30 Fiscal Year
                                                 -----------  --------    -------   ------------ -----------
     Fiscal 2003:
         Net Sales                                $  6,638    $  6,182    $  5,649    $  6,231    $ 24,700
         Gross profit                                2,206       1,830       1,742       1,596       7,374
         Impairment loss on long-lived assets           --          --          --      (3,900)     (3,900)
         Net Income (loss)                             217        (170)        (75)     (3,816)     (3,844)

         Basic income (loss) per share            $    .04    $   (.03)   $   (.01)   $   (.77)   $   (.77)

         Diluted income (loss) per share          $    .04    $   (.03)   $   (.01)   $   (.77)   $   (.77)

         Dividends per share                      $     --    $     --    $     --    $     --    $     --


     Fiscal 2002:
         Net Sales                                $  5,147    $  5,915    $  5,118    $  5,445    $ 21,625
         Gross profit                                1,611       1,924       1,126       1,679       6,340
         (Loss) from continuing operations             (73)        (49)       (793)     (1,245)     (2,160)
         Cumulative effect of accounting change     (1,185)         --          --          --      (1,185)

         Basic income (loss) per share:
         Continuing                               $   (.04)   $   (.02)   $   (.37)   $   (.47)   $   (.90)
         Cumulative effect of accounting change   $   (.50)   $     --    $     --    $     --    $   (.50)

         Diluted income (loss) per share:
         Continuing                               $   (.04)   $   (.02)   $   (.37)   $   (.47)   $   (.90)
         Cumulative effect of accounting change   $   (.50)   $     --    $     --    $     --    $   (.50)

         Dividends per share                      $     --    $     --    $     --    $     --    $     --



                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Following is a summary table of the key operating statistics of the Company for the years ended September 30, 2003, 2002 and 2001:

                                          Year ended September 30,
                 -------------------------------------------------------------------------
                       2003                       2002                       2001
                 ------------------       --------------------      ----------------------

 Net sales      $24,700,000   100.0%      $21,625,000    100.0%     $  17,606,000    100.0%
 Cost of sales   17,326,000    70.1        15,285,000     70.7         12,584,000     71.5
 Gross profit     7,374,000    29.9         6,340,000     29.3          5,022,000     28.5

Fiscal Year 2003 Compared to Fiscal Year 2002

Net sales for the 2003 period increased $3,075,000 or 14.2% over the 2002 period. The increase was attributable to a net $449,000 increase in the sales of Bactolac through several customers, and a $2,626,000 increase in the sales of ANIP. The ANIP increase consisted of $1,276,000 in expanded sales to existing private label customers such as Walgreens, Dollar General, Rite Aid and Big Lots Stores, combined with a net expansion in sales to continuing contract customers of $1,779,000. These increases were offset by a $429,000 decline in export sales over the prior fiscal year.

Gross profit for the 2003 period increased to $7,374,000, a $1,034,000 increase over the 2002 amount. Gross profit as a percentage of net sales increased to 29.9% in 2003, as compared to 29.3% in the 2002 period. Gross profit at Bactolac improved to 36.6% from 33.5% in 2002. The majority of the improvement resulted from higher sales volumes better absorbing overhead expenses combined with the addition of high-speed equipment that improved production efficiencies. Gross profit at ANIP decreased to 22.6% in 2003, as compared to 23.7% in 2002. This change was primarily the result of changes in the product mix during the year.

Total general and administrative expenses excluding the impairment loss on long-lived assets, decreased to $6,467,000 in 2003, from $6,637,000, in 2002. This represents a decrease of $170,000, or 2.6%. The majority of the decrease relates to a $500,000 bad debt allowance that was provided for by Bactolac in 2002, partially offset by higher payroll, and selling and delivery expenses in 2003 due to the higher sales levels.

During the year ended September 30, 2003 the Company sold certain ANIP excess equipment, which resulted in a loss of approximately $180,000. Additionally, the Company determined that based upon the current economic and market conditions at the ANIP operation, the property and equipment was impaired and accordingly, an impairment loss of $3,900,000 was recorded at September 30, 2003.


Fiscal Year 2002 Compared to Fiscal Year 2001

Net sales for the 2002 period increased $4,019,000 or 22.8% over the 2001 period. The increase was attributable to a net $1,600,000 increase in the sales of Bactolac through several customers, and a $2,419,000 increase in the sales of ANIP. The ANIP increase consisted of $2,364,000 in sales from new private label customers such as Walgreen's, K-Mart, Dollar General, Winn Dixie and Big Lots Stores, combined with a net expansion in sales to continuing contract customers of $2,414,000, offset by the $2,360,000 decline in sales to Bayer Corporation. Bayer Corporation historically represented a significant portion of ANIP's revenue base, and effective January 2001, ANIP completed the final production under the Bayer contract. During 2002, ANIP aggressively expanded its customer base to compensate for the loss of the Bayer business.

Gross profit for the 2002 period increased to $6,340,000, a $1,318,000 increase over the 2001 amount. Gross profit as a percentage of net sales increased to 29.3% in 2002, as compared to 28.5% in the 2001 period. Gross profit at Bactolac improved to 33.5% from 31.7% in 2001. The majority of the improvement resulted from higher sales volumes better absorbing overhead expenses combined with the addition of high-speed equipment that improved production efficiencies. Gross profit at ANIP increased to 23.7% in 2002, as compared to 23.4% in 2001. Substantially all of the change was due to changes in the product mix.

Total operating expenses, excluding terminated acquisition costs and reserve for notes receivable, increased to $6,637,000 in 2002, from $5,629,000, in 2001. This represents an increase of $1,008,000, or 17.9%. The majority of the increase relates to additional personnel costs, in addition to higher administrative costs being incurred for insurance and sales and marketing expenses incurred in connection with the private label customers at ANIP. During 2002, ANI wrote-off $155,000 in net costs incurred in connection with the proposed York Pharmaceuticals acquisition that was terminated.

During September 2002, under agreements finalized with Dr. Reddy, Cambridge Holdings, Ltd,. and Glenwood Capital Partners I, LP, the total amounts including accrued interest due, on convertible obligations (all but the remaining $500,000 due to Dr. Reddy) were converted into 2,840,800 shares of ANI's common stock. The agreed upon conversion rate was $0.55 per share, which at the time represented approximately a 20% premium over the trading price of the stock. Under accounting principles generally accepted in the United States, since the agreements were modified to adjust the conversion price from the originally established terms, an inducement expense was required to be recorded. The inducement expense was computed based upon the fair value of the additional shares issued, over those that would have been issued under the original terms. The additional expense was computed to be approximately $601,000, which was recorded as debt conversion inducement expense on the statement of operations for the year ended September 30, 2002, with the offsetting credit being recorded as additional paid-in capital.

Discontinued Operations

As of June 13, 2001, the Company completed the sale of NFLI to an unrelated privately held entity. As a result of the sale of NFLI, the Company's consolidated historical financial statements and related notes thereto were restated to present the operations of NFLI as discontinued operations. For further discussion see Note 14 of the Notes to Consolidated Financial Statements in Item 8.

Liquidity and Capital Resources

In recent years, ANI has met its working capital and capital expenditure requirements, including funding for debt repayments, mainly through net cash provided under the Company's revolving line of credit as well as the net proceeds in 2001 received from the sale of NFLI. Based upon revenue increases, primarily from new customers of ANIP, combined with cost reductions that have been implemented, a significant portion of the working capital needs for the year ended September 30, 2003 were met out of cash generated from operating activities. Management plans to continue to strive to restore profitability to meet currently anticipated funding requirements.

In March 2003, the Company completed the refinancing of its senior debt facility with a new lender. The new debt agreement provides the Company with a $5.5 million facility, consisting of a $4.0 million revolver, a $1.0 million equipment term loan and a $500,000 equipment acquisition line. The three-year agreement is collateralized by substantially all of the Company's assets, and bears interest at rates that fluctuate with the Prime Rate, with the revolver at 2% over prime (not to be less than a total rate of 6.5%) and the equipment lines at 4.75% over prime (not to be less than a total rate of 9.25%). Due to the "floor" interest amounts under the Company's credit facility, the current prime rate would need to increase by 0.5% prior to the Company's interest rate being impacted. Increases in the prime rate would increase the Company's interest expense. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures. Effective as of September 30, 2003 the credit facility was amended to revise the net worth requirement following the impairment loss on long-lived assets recorded by the Company.

Initial proceeds under the new agreement were used to payoff the debt obligations to the then existing Senior Lender, which totaled approximately $1,339,000 at closing, and to repay the remaining $500,000, plus accrued interest, due under a note with Dr. Pailla Reddy, a director of the Company, that arose from the Bactolac acquisition.

At September 30, 2003, the Company had working capital of $4,890,000. Borrowings under the revolving portion of the secured credit facility totaled $2,177,000, with additional borrowings available of $1,164,000, at that point, based upon accounts receivable and inventory levels.

Operating Activities

Net cash flows from continuing operating activities generated (consumed) approximately $631,000, $(1,458,000) and $300,000 in 2003, 2002 and 2001. The
net cash generated in 2003 consisted primarily of the $(3,844,000) net loss less the non cash expenses which included the $3,900,000 impairment loss on long term assets, $763,000 of depreciation expense and $180,000 from the loss on the disposal of equipment. This was offset by cash used in increases of accounts receivable and inventories totaling $385,000 less the $126,000 increase in accounts payable.

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

Investing Activities

Investing activities from continuing operations generated approximately $20,000 in 2003. This consisted of $250,000 received from the sale of equipment at ANIP and $184,000 collected on the NFLI notes receivable, net of $414,000 used for additions to equipment.

Investing activities from continuing operations generated approximately $302,000 in 2002. This consisted of $611,000 collected on the NFLI Note receivable net of $308,000 used for additions to equipment.

Financing Activities

Financing activities from continuing operations consumed approximately $376,000 in 2003. The primary uses of cash was the repayment of the $500,000 note payable to a related party, which was repaid out of the proceeds from the new credit facility and $227,000 in loan costs paid on the new credit facility. The outstanding balance on the revolving portion of the credit facility was reduced by $49,000 and other long-term notes payable were reduced by $70,000 during the year. The Company borrowed a net additional amount of $471,000 under the long-term equipment debt portion of our credit facility.

Financing activities from continuing operations generated $1,167,000 in 2002. This amount related to net increases in the Company's debt.

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

The Company's revolving credit facility provides for borrowings, based upon outstanding amounts of eligible accounts receivable and allowable inventories. Additionally, there is a term loan facility with the secured lender that requires principal payments of approximately $19,000 monthly. The Agreement matures in March 2006. Interest on amounts outstanding under the Agreement is payable monthly based upon the lender's prime rate plus two percent (2%) for the revolving portion of the facility and the prime rate plus four and three quarters percent (4.75%) for the equipment term loan portion. The credit facility is secured by substantially all of the Company's assets. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures. After considering the effect of an amendment to the facility, the Company is in compliance with the covenants of the loan agreement.

Capital expenditures, primarily for manufacturing and facility improvement costs for the fiscal year ending September 30, 2004, are anticipated to be approximately $200,000 to $300,000. It is expected that funding for the capital additions will be provided out of the credit facility with a portion funded out of working capital.

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

Long-Lived Assets: The Company records property and equipment at cost. Depreciation of the assets is recorded on the straight-line basis over the estimated useful lives of the assets. Dispositions of property and equipment are recorded in the period of disposition and any resulting gains or losses are charged to income or expense when the disposal occurs. The carrying value of the Company's long-lived assets is periodically reviewed to determine that such carrying amounts are not in excess of estimated market value. During the fourth quarter of the year ended September 30, 2003, the Company recorded a $3,900,000 impairment loss relating to the carrying value of the ANIP property and equipment. Goodwill is reviewed annually for impairment by comparing the carrying value of each reporting unit to the present value of its expected cash flows. For fiscal 2003, the required annual testing resulted in no impairment charge. For fiscal 2002, the analysis resulted in the write-off of the goodwill associated with the ANIP operations, resulting in a charge of $1.2 million.

Revenue Recognition: The Company's revenues are recognized when products are shipped to unaffiliated customers. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to select revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with SAB No. 101.

Recent Accounting Pronouncements

Accounting for Guarantees - In November 2002, FASB Interpretation No. 45,Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. The Company has historically not issued guarantees and therefore FIN 45 did not have a material effect on its 2003 financial statements.

Stock-Based Compensation - In December 2002, the FASB issued FASB No. 148 (SFAS
148), Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method and the effect of the method used for stock based compensation on reported results. The statement is effective for fiscal years ending after December 15, 2002. Adoption of SFAS 148 did not have a material effect on the Company's financial statements.

Variable Interest Entities - In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not have any variable interest entities, and therefore the adoption of the provisions of FIN 46 did not have any impact on the Company.

Derivative Instruments and Hedging Activities - In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 are to be applied prospectively. The adoption of SFAS No. 149 did not have an impact on the Company's financial position or results of operations.

Revenue Arrangements - In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple-Deliverables (EITF 00-21). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

Financial Instruments - In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations of the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. For existing financial instruments, SFAS No. 150 is effective at the beginning of the fiscal quarter commencing July 1, 2003. The adoption of SFAS No. 150 did not have an effect on the Company's financial position, results of operations or cash flows.


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

At September 30, 2003, the Company was exposed to some market risk with respect to its variable rate long-term debt agreement; however, management did not believe such risk to be material. Due to the "floor" interest amounts under the Company's credit facility, the current prime rate would need to increase by 0.5% prior to the Company's interest rate being impacted. Additional increases in the prime rate would increase the Company's interest expense.









               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Advanced Nutraceuticals, Inc. Consolidated Financial Statements            Page
                                                                           ----

   Report of Independent Certified Public Accountants                      F-2

   Report of Independent Certified Public Accountants                      F-3

   Consolidated Balance Sheets as of September 30, 2003 and 2002           F-4

   Consolidated Statements of Operations and Comprehensive Income
   (Loss) for the Years Ended September 30, 2003, 2002 and 2001            F-5

   Consolidated Statement of Stockholders' Equity for the Years
   Ended September 30, 2003, 2002 and 2001                                 F-6

   Consolidated Statements of Cash Flows for the Years Ended
   September 30, 2003, 2002 and 2001                                       F-7

   Notes to Consolidated Financial Statements                              F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Advanced Nutraceuticals, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Advanced Nutraceuticals, Inc. (a Texas corporation) and subsidiaries (the "Company") as of September 30, 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Nutraceuticals, Inc. and subsidiaries as of September 30, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


GELFOND HOCHSTADT PANGBURN, P.C.

/s/ Gelfond Hochstadt Pangburn, P.C.
----------------------
Denver, Colorado
November 21, 2003,except for Note 6, as to
         which the date is January 7, 2004

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Advanced Nutraceuticals, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Advanced Nutraceuticals, Inc. (a Texas corporation) and Subsidiaries as of September 30, 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Nutraceuticals, Inc. and Subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets for the year ended September 30, 2002.



Grant Thornton LLP

/s/ Grant Thornton LLP
----------------------
Houston, Texas
December 16, 2002


                          ADVANCED NUTRACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 30,
                                                                              2003             2002
                                                                          ------------    ------------
                                     ASSETS

Current Assets:
    Cash and cash equivalents                                             $  1,068,758    $    793,023
    Receivables, net (Note 6)                                                4,213,738       4,099,852
    Inventories (Notes 3 and 6)                                              2,391,671       2,053,268
    Notes receivable (Note 14)                                                     --          184,282
    Prepaid expenses and other assets                                          192,142         329,362
                                                                          ------------    ------------
       Total Current Assets                                                  7,866,309       7,459,787

    Property and equipment, net (Notes 2, 4, 6 and 7)                        4,601,384       9,280,558
    Goodwill (Note 13)                                                       7,563,913       7,563,913
    Other assets                                                               441,518         230,982
                                                                          ------------    ------------
                                                                          $ 20,473,124    $ 24,535,240
                                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                      $  2,152,867    $  2,027,039
    Accrued compensation                                                       185,479         150,497
    Accrued expenses and other liabilities                                     289,795         525,217
    Note payable - related party (Note 7)                                           --         500,000
    Credit facility (Note 6)                                                   224,200       2,889,811
    Current portion of long-term debt (Note 7)                                 124,118         113,384
                                                                          ------------    ------------
            Total Current Liabilities                                        2,976,459       6,205,948

Long-term Debt:
    Credit facility (Note 6)                                                 3,087,480              --
    Other long-term debt (Note 7)                                            2,327,392       2,403,695
                                                                          ------------    ------------
           Total Liabilities                                                 8,391,331       8,609,643
                                                                          ------------    ------------

Commitments and contingencies (Note 9)                                              --              --

Stockholders' Equity (Note 10 and 11):
    Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued      --              --
    Common stock; $.01 par value; 20,000,000 shares authorized;
            4,992,789 issued and outstanding                                    49,928          49,928
    Additional paid-in capital                                              20,322,048      20,322,048
    Accumulated deficit                                                     (8,290,183)     (4,446,379)
                                                                          ------------    ------------
           Total Stockholders' Equity                                       12,081,793      15,925,597
                                                                          ------------    ------------
                                                                          $ 20,473,124    $ 24,535,240
                                                                          ============    ============

                     See accompanying notes to consolidated
                              financial statements.



                          ADVANCED NUTRACEUTICALS, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                        FOR THE YEARS ENDED SEPTEMBER 30,


                                                                      2003            2002            2001
                                                                  ------------    ------------    ------------
Net sales                                                         $ 24,699,501    $ 21,624,750    $ 17,606,367
Cost of sales                                                       17,325,853      15,284,725      12,584,651
                                                                  ------------    ------------    ------------
Gross profit                                                         7,373,648       6,340,025       5,021,716

General and administrative expenses                                  6,467,336       6,637,202       5,629,283
Impairment loss on long-lived assets (Note 2)                       (3,900,000)              -               -
Reserve for notes receivable                                                 -         365,419               -
Terminated acquisition costs                                                 -         155,126               -
                                                                  ------------    ------------    ------------
Operating income (loss)                                             (2,993,688)       (817,722)       (607,567)
                                                                  ------------    ------------    ------------
Other income (expense):
    Interest expense, net                                             (680,645)       (756,639)       (843,329)
    Loss on sale of equipment                                         (180,128)              -               -
    Debt conversion inducement expense                                       -        (600,800)              -
    Gain on debt settlement                                                  -               -         121,191
    Other, net                                                          10,657          15,293          63,723
                                                                  ------------    ------------    ------------
                                                                      (850,116)     (1,342,146)       (658,415)
                                                                  ------------    ------------    ------------
Income (loss) from continuing operations
    before income tax expense                                       (3,843,804)     (2,159,868)     (1,265,982)
Income tax (benefit) (Note 5)                                                -               -        (285,315)
                                                                  ------------    ------------    ------------
Loss from continuing operations before cumulative
   effect of accounting change                                      (3,843,804)     (2,159,868)       (980,667)

Income from discontinued operations, net of tax (Note 14)                    -               -       1,145,540
Cumulative effect of accounting change (Note 13)                             -      (1,184,553)              -
                                                                  ------------    ------------    ------------
Net income (loss)                                                   (3,843,804)     (3,344,421)        164,873
                                                                  ------------    ------------    ------------
Other comprehensive income (loss):
    Foreign currency translation adjustment                                  -               -         (77,670)
                                                                  ------------    ------------    ------------

Total comprehensive income (loss)                                 $ (3,843,804)   $ (3,344,421)   $     87,203
                                                                  ============    ============    ============

Basic income (loss) per common share:
    Loss from continuing operations                               $       (.77)   $       (.90)   $       (.48)
    Cumulative effect of accounting change                                  --            (.50)             --
    Income (loss) from discontinued operations                              --              --             .56
                                                                  ------------    ------------    ------------
          Net income (loss)                                       $       (.77)   $      (1.40)   $        .08
                                                                  ============    ============    ============

Diluted income (loss) per common share:
    Loss from continuing operations                               $       (.77)   $       (.90)   $       (.47)
    Cumulative effect of accounting change                                  --            (.50)             --
    Income (loss) from discontinued operations                              --              --             .55
                                                                  ------------    ------------    ------------
          Net income (loss)                                       $       (.77)   $      (1.40)   $        .08
                                                                  ============    ============    ============
Weighted average common shares outstanding:
     Basic                                                           4,992,789       2,388,631       2,026,975
                                                                  ============    ============    ============
     Diluted                                                         4,992,789       2,388,631       2,077,162
                                                                  ============    ============    ============


                     See accompanying notes to consolidated
                            financial statements.


                          ADVANCED NUTRACEUTICALS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                                                                                Foreign
                                                                Additional                      Currency          Total
                                     Common Stock                Paid-In         Accumulated   Translation     Stockholders'
                                 Shares          Amount          Capital          Deficit       Adjustment        Equity
                                ------------    ------------    ------------    ------------    ------------    ------------

Balance at
     September 30, 2000           2,004,967       $  20,050     $ 17,996,401    $(1,266,831)     $ 77,670      $ 16,827,290
Net income                              --              --              --          164,873          --             164,873
Foreign currency
     translation adjustment             --              --              --              --        (77,670)          (77,670)
Issuance of common stock
     for earn out award              22,008             220          30,045             --            --             30,265
                                ------------    ------------   ------------     ------------    ------------    ------------
Balance at
     September 30, 2001           2,026,975          20,270      18,026,446      (1,101,958)          --         16,944,758
Net loss                                --              --              --       (3,344,421)          --         (3,344,421)
Value of warrants issued with
        convertible debt                --              --          120,258            --             --            120,258
Issuance of common stock
     on debt conversion           2,840,800          28,408       2,057,831            --             --          2,086,239
Common stock issued for
     bonus \ earn out awards        125,014           1,250         117,513            --             --            118,763
                                ------------    ------------   ------------     ------------    ------------    ------------
Balance at
     September 30, 2002           4,992,789          49,928      20,322,048      (4,446,379)          --         15,925,597

Net loss                                --              --              --       (3,843,804)          --         (3,843,804)
                                ------------    ------------   ------------     ------------    ------------    ------------
Balance at
     September 30, 2003           4,992,789     $    49,928    $ 20,322,048    $ (8,290,183)    $     --       $ 12,081,793
                                ============    ============   ============    ============     ============   ============





           See accompanying notes to consolidated financial statements


                          ADVANCED NUTRACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                                2003            2002            2001
                                                             -----------    -----------    -----------
Cash flows from operating activities:
    Net loss from continuing operations before
       cumulative effect of accounting change                $(3,843,804)   $(2,159,868)   $  (980,667)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                          763,257        756,591      1,206,805
          Impairment loss on long-lived assets                 3,900,000             --             --
          Loss on sale of equipment                              180,128             --             --
          Bad debt provision                                     (67,000)       831,946       (235,000)
          Expense recognized on debt conversion inducement            --        600,800             --
          Write-off of aborted acquisition costs                      --        155,126             --
          Deferred tax benefit                                        --             --       (374,184)
          Changes in assets and liabilities:
              Receivables                                        (46,886)    (1,587,680)     1,781,678
              Inventories                                       (338,403)      (318,873)        72,908
              Prepaid and other assets                           (27,262)      (117,340)      (216,889)
              Accounts payable                                   125,828        134,155       (919,286)
              Deferred income                                         --             --       (111,111)
              Accrued expenses and other liabilities             (14,608)       247,069         75,423
                                                             -----------    -----------    -----------
       Net cash flows from continuing operations                 631,250     (1,458,077)       299,677
       Net cash flows from discontinued operations                    --            --       2,879,222
                                                             -----------    -----------    -----------

Net cash flows from operating activities                         631,250     (1,458,077)     3,178,899
                                                             -----------    -----------    -----------
Cash flows from investing activities:
       Sale of subsidiary, net of expense                             --             --      2,486,529
       Collection of notes receivable                            184,282        610,500        228,111
       Acquisition of property and equipment                    (414,210)      (308,284)      (807,083)
       Proceeds from sale of equipment                           250,000             --             --
                                                             -----------    -----------    -----------
       Net cash flows from continuing operations                  20,072        302,216      1,907,557
       Net cash flows from discontinued operations                    --             --     (2,650,235)
                                                             -----------    -----------    -----------

Net cash flows from investing activities                          20,072        302,216       (742,678)
                                                             -----------    -----------    -----------
Cash flows from financing activities:
       Net borrowings (payments) on credit facility              (49,030)       850,357     (3,252,625)
       Borrowings on long-term debt                              470,900        425,000      2,415,000
       Payments of long-term debt - related parties             (500,000)          --       (1,435,000)
       Payment of long-term debt                                 (70,170)      (108,320)    (1,328,082)
       Loan costs paid and other                                (227,287)            --             --
       Cash contribution from discontinued operations                 --             --      1,556,249
                                                             -----------    -----------    -----------
       Net cash flows from continuing operations                (375,587)     1,167,037     (2,044,458)
       Net cash flows from discontinued operations                    --             --       (306,657)
                                                             -----------    -----------    -----------
Net cash flows from financing activities                        (375,587)     1,167,037     (2,351,115)
                                                             -----------    -----------    -----------
Net increase in cash and cash equivalents                        275,735         11,176         85,106

Cash and cash equivalents, beginning of year                     793,023        781,847        696,741
                                                             -----------    -----------    -----------

Cash and cash equivalents, end of year                       $ 1,068,758    $   793,023    $   781,847
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

Fair Value Of Financial Instruments

The Company's financial instruments include accounts and notes receivable, accounts payable, and long-term debt. The fair value of accounts receivable and accounts payable approximate their carrying values because their maturities are generally less than one year. The fair value of debt obligations are estimated to approximate their carrying values based upon their stated interest rates.

Revenue Recognition

Revenues from the sale of products are recognized upon shipment to the customer. The Company records freight-out expenses as a general and administrative expense. For the years ended September 30, 2003, 2002 and 2001, freight out expenses totaled $591,000, $405,000 and $146,000.

Management provides an estimated allowance for uncollectable accounts and notes receivable based upon an assessment of amounts outstanding and evaluation of specific customer account balances. The allowance for doubtful accounts at September 30, 2003 and 2002 was $615,000 and $682,000, respectively.

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventories

Inventories are valued primarily at the lower of cost (first-in, first-out basis) or market.

Long-lived Assets

The Company reviews the carrying value of its long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recovered. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. The measurement of the impairment losses to be recognized is based on the difference between the fair value and the carrying amounts of the assets. In order to determine if an asset has been impaired, assets are tested by operating segment and geographic location. During the year ended September 30, 2003, the Company recorded an impairment of certain of its long-lived assets held by ANIP (See Note 2).

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

Intangible Assets

Intangible assets consist of the excess of cost over net assets acquired, "goodwill". Effective with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), management of the Company evaluates the carrying value of goodwill annually or whenever a possible impairment is indicated. See Note 13.

Stock Options and Warrants

The Company accounts for stock options issued to employees in accordance with Accounting Principles Board opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") . During the years ended September 30, 2003, 2002, and 2001, all options issued to officers and employees were granted at an exercise price which equaled or exceeded the market price per share at the date of grant and accordingly, based upon an intrinsic valuation, no compensation expense was recorded relative to those grants.

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

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS NO. 123 Pro Forma Computation

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, a dividend yield of 0%; a risk-free interest rate of 4.4%, 3.8% and 5.0%; an expected life ranging from 5-10 years; and an expected volatility of 111%, 81.5% and 134%,respectively. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123 for stock options issued to employees, net income (loss) and earnings
(loss) per share for the years ended September 30, 2003, 2002 and 2001 would have been reduced as follows:

                                                     2003            2002           2001
                                                 --------------   -----------    -----------
Net income (loss) as reported                    $   (3,843,804)  $(3,344,421)   $   164,873
    Add: Stock-based employee compensation
      expense included in reported net income
      (loss), net of related tax effects                     --            --             --
    Deduct: Total stock-based employee
      compensation expense determined
      under fair value method for all awards,
      net of related tax effects                       (206,300)      (76,257)      (523,013)
                                                 --------------  ------------    -----------
     Pro forma                                   $   (4,050,104)  $(3,420,678)   $  (358,140)
                                                 ==============   ===========    ===========
Basic and diluted income (loss) per share:
     As reported                                 $         (.77)  $     (1.40)   $       .08
                                                 ==============   ===========    ===========
     Pro forma                                   $         (.81)  $     (1.43)   $      (.18)
                                                 ==============   ===========    ===========


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

Earnings (Loss) Per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the Company's earnings.

Diluted earnings per share for the years ended September 30, 2003 and 2002, did not consider the effect of the warrants and options because they were anti-dilutive.

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications

Certain amounts reported in the Company's prior years' financial statements have been reclassified to conform to the presentation used in the current year.

Recent Accounting Pronouncements

Accounting for Guarantees - In November 2002, Financial Accounting Standards Board ("FASB") Interpretation 45,Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45") was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. The Company has historically not issued guarantees and therefore adoption of FIN 45 did not have an effect on its 2003 financial condition or results of operations.

Stock-Based Compensation - In December 2002, the FASB issued FASB No. 148 (SFAS
148), Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method and the effect of the method used for stock based compensation on reported results. The statement is effective for fiscal years ending after December 15, 2002. Adoption of SFAS 148 did not have a material effect on the Company's financial statements.

Variable Interest Entities - In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership,

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not have any variable interest entities, and therefore the adoption of the provisions of FIN 46 did not have any impact on the Company.

Derivative Instruments and Hedging Activities - In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 are to be applied prospectively. The adoption of SFAS No. 149 did not an impact on the Company's financial position or results of operations.

Revenue Arrangements - In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple-Deliverables ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

Financial Instruments - In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and

Equity ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations of the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. For existing financial instruments, SFAS No. 150 is effective at the beginning of the fiscal quarter commencing July 1, 2003. The adoption of SFAS No. 150 did not have an effect on the Company's financial position, results of operations or cash flows.

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - IMPAIRMENT OF LONG-LIVED ASSETS WITH SIGNIFICANT FOURTH QUARTER ADJUSTMENT

During the fourth quarter of the fiscal year ended September 30, 2003, an impairment of $3,900,000 was recorded against the carrying amounts of the Company's long-lived assets associated with the Company's ANIP subsidiary. ANIP's land and building was determined to be impaired by $1,730,000 and the ANIP equipment was impaired by $2,170,000. The impairment was recorded based upon a review by management of ANIP's results of operations and carrying values of the ANIP assets. The impairment charge was determined based upon estimated current market values of the assets as compared to their carrying values.

NOTE 3 -- INVENTORIES

Inventories, at September 30, consisted of the following:

                                         2003          2002
                                         ----          ----
       Finished goods                $  571,223    $   319,300
       Work in process                   70,352        144,681
       Raw materials                  1,750,096      1,589,287
                                      ---------      ---------
       Total inventories             $2,391,671     $2,053,268
                                      =========      =========

NOTE 4 -- PROPERTY AND EQUIPMENT

Property and equipment and their estimated useful lives are summarized as follows:


                                                                       September 30,
                                                                       ------------
                                                     Lives        2003               2002
                                                    -------    ------------    ------------
Land                                                           $  1,029,873    $  1,763,567
Building and improvements                             15-30       1,684,243       2,707,215
Equipment                                              7-12       4,153,850       6,476,312
Leasehold improvements                                    7         291,732         278,357
Furniture and fixtures                                 5-10          17,702          17,702
                                                               ------------    ------------
                                                                  7,177,400      11,243,153

Less: Accumulated depreciation and amortization                  (2,576,016)     (1,962,595)
                                                               ------------    ------------
                                                               $  4,601,384    $  9,280,558
                                                               ============    ============

NOTE 5 -- INCOME TAXES

Deferred income taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates, which are estimated to be in effect when these differences reverse.

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The (benefit) provision for income taxes on continuing operations for the years ended September 30, 2003, 2002 and 2001 consisted of the following:

                                           2003         2002         2001
                                        ---------    ---------    ---------
Federal tax (benefit) - current         $    --      $    --      $      --
Federal tax (benefit) - deferred             --           --       (251,000)
State tax (benefit) expense                  --           --        (83,000)
                                        ---------    ---------    ---------
                                        $    --      $    --      $(334,000)
                                        =========    =========    =========


The following reconciles federal income tax expense (benefit) computed at the statutory rate with income taxes as reported for the years ended September 30:


                                                  2003         2002          2001
                                                ---------    ---------    ---------
Expected income tax (benefit) at 34%           $(1,307,000)  $(734,000)   $(472,000)
State taxes, net of federal benefit                  --           --        (83,000)
Non deductible goodwill                              --           --        213,000
Non deductible debt conversion expense               --        204,000          --
Increase in valuation allowance
      for deferred tax asset                    1,326,000      525,000          --


Other items, net                                  (19,000)       5,000        8,000
                                                ---------    ---------    ---------
Income tax (benefit) expense                    $    --      $    --      $(334,000)
                                                =========    =========    =========


Deferred tax assets and liabilities consisted of the following net tax effects of operating losses and temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes at September 30, 2003 and 2002:

               Assets                           2003           2002
               ------                        -----------    -----------
Loss carryforwards                           $ 3,380,000    $ 3,045,000
Receivable allowance for doubtful accounts       246,000        273,000
Inventory valuation write-offs                    48,000         77,000
Note receivable allowance                      1,602,000      1,602,000
Other                                             44,000         41,856
                                             -----------    -----------
Deferred tax assets                            5,320,000      5,038,856
Less valuation allowance                      (4,447,000)    (2,401,048)
                                             -----------    -----------
                                             $   873,000    $ 2,637,808
                                             ===========    ===========

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Liability
Fixed assets                                 $   873,000    $ 2,637,808
                                             ===========    ===========

At September 30, 2003, the Company has a net operating loss carryforward of approximately $4.9 million, which expires through 2021. Additionally, the Company has obtained net operating losses of approximately $2.3 million, which expire primarily in 2011 and are subject to annual usage limitations. The Company also has capital loss carryforwards of approximately $1.2 million, expiring through 2005, which may only be used to offset capital gains during the carryforward period. As the Company is unable to determine that it is more likely than not that the future taxable income of the Company will be sufficient to utilize the loss carryforwards, a valuation allowance has been established against the net asset.

NOTE 6 - CREDIT FACILITY

As of March 21, 2003, the Company completed the refinancing of its Senior Debt Facility with a new lender. The new debt agreement provides the Company with a $5.5 million facility, consisting of a $4.0 million revolving loan, a $1.0 million equipment term loan and a $500,000 equipment acquisition line. The three-year agreement which matures in March 2006, is collateralized by substantially all of the Company's assets, and bears interest at rates that fluctuate with the Prime Rate, with the revolver at 2% over prime (not to be less than a total rate of 6.5%) and the equipment lines at 4.75% over prime (not to be less than a total rate of 9.25%). As a result of the "floor" amount of the interest rates under the facility, those rates represented the year-end interest rates as well as the effective interest rates for the period. The term loan portion of the agreement requires monthly payments of principal totaling approximately $19,000. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures and the Company's ability to pay dividends. After considering the effect of an amendment to the facility, effective as of September 30, 2003, the Company was in compliance with the covenants of the loan agreement. As of September 30, 2003, the total balance outstanding under the facility, including $1,135,000 outstanding under the term loan portion, amounted to $3,312,000, with additional borrowings available under the revolving loan of $1,164,000, at that point, based upon accounts receivable and inventory levels.

Initial proceeds under the new agreement were used to payoff the debt obligations to the then existing Senior Lender, which totaled approximately $1,339,000, and to repay the remaining $500,000, plus accrued interest, due under a note with Dr. Pailla Reddy, a director of the Company, that arose from the Bactolac acquisition.

The Company's previous credit facility provided for a $12,000,000 revolving credit line based upon eligible trade accounts receivable and allowable inventories as defined under the terms of the Agreement. The agreement also contained a term loan facility, with principal payable in monthly installments of $43,885, over the term of the agreement. Interest on amounts outstanding under the agreement was payable monthly based upon the lender's index rate plus

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

two and one-half percent. The loan facility was secured by substantially all of the assets of ANI and its subsidiaries. As of September 30, 2002, there was $2,225,777 outstanding under the revolving credit line and $664,034 outstanding under the term loan facility. The Agreement contained a number of covenants, including among other items, maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures. At September 30, 2002, the Company was not in compliance with minimum net worth and fixed charge ratios under the agreement. Due to the maturity date of the loan and the existing covenant violations , the entire loan amount was classified as a current liability as of September 30, 2002.

NOTE 7 - LONG-TERM DEBT AND RELATED PARTY NOTES

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


                                                       2003         2002
                                                     --------    ----------
    Related party Note -
      Stock purchase note arising from
      purchase of Bactolac (a)                     $       --     $500,000
                                                     ========   ==========

   Long-term debt:
    Mortgage obligation on ANIP facility (b)       $2,342,903   $2,375,456
    Other installment obligations                     108,607      141,623
                                                   ----------   ----------
        Total                                       2,451,510    2,517,079
    Less current portion                              124,118      113,384
                                                   ----------   ----------
    Long-term portion                              $2,327,392   $2,403,695
                                                   ==========   ==========

(a) The Bactolac stock purchase note was subordinate to the prior credit facility and bore interest at 7%. The original note was payable $1,000,000 on the first anniversary of the 1999 acquisition, $1,000,000 on the second anniversary, and $500,000 on the third anniversary. During November 2001, an agreement was entered into with the holder of the note to extend the second $1,000,000 principal and interest payment otherwise due on November 17, 2001, for one year. As part of the agreement, the Company agreed to a conversion option on the deferred principal and interest to allow the holder to convert such amounts into shares of the Company's common stock at the rate of $1.00 per share during the extension period. During September 2002, the Company reached agreement with the holder to convert all but $500,000 of the remaining loan balance into shares of the company's common stock at $0.55 per share. The Company repaid the remaining $500,000 outstanding under the agreement in March 2003.

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) As of April 30, 2001, the mortgage originally assumed in the ANIP acquisition was refinanced with a $2,415,000 mortgage with a different lender under an agreement that bears interest at 13% and is payable monthly over a twenty year term. The mortgage is secured by the ANIP land and building.

During January 2002, ANI received a $250,000, subordinated 7% loan from a company, Cambridge Holdings, Ltd., ("Cambridge") that is affiliated with ANI's board chairman. The note was due in one year, and was convertible at the option of the holder into shares of ANI common stock at $1.00 per share, and also includes a warrant to allow the holder to acquire 50,000 shares of ANI common stock at $1.00 per share, through June 2004. The proceeds of the loan were used as working capital. The approximate $70,700 value associated with the detachable warrant and the conversion feature was recorded separately from the note liability, as a credit to additional paid-in capital. This allocation gave rise to additional interest cost, above the stated face amount of interest, as the amount is accreted back to the total loan amount.

During July 2002, ANI borrowed $175,000 from Glenwood Capital Partners I, LP, ("Glenwood") a partnership managed by a director of the Company. The 7% note was due in one year, and was convertible at the option of the holder into shares of ANI common stock at $1.00 per share. Additionally, a warrant was issued to allow Glenwood to acquire 35,000 shares of ANI Common Stock at $1.00 per share through January 2005. The approximate $49,500 value associated with the detachable warrant and the conversion feature was recorded separately from the note liability, as a credit to additional paid-in capital. This allocation gave rise to additional interest cost, above the stated face amount of interest, as the amount is accreted back to the total loan amount.

During September 2002, under agreements finalized with Dr. Reddy, Cambridge and Glenwood, the total amounts and accrued interest due on the above convertible obligations (all but the remaining $500,000 due to Dr. Reddy) were converted into 2,840,800 shares of ANI's common stock. The agreement provided for a conversion rate of $0.55 per share, which at the time represented approximately a 20% premium over the trading price of the stock. Since the agreements were modified to adjust the conversion price from the originally established terms, an inducement cost of the modification was required to be recorded. The cost was computed based upon the fair market value on the date of the conversion of the additional shares issued over those that would have been issued under the original terms. The additional cost was computed to be approximately $601,000, which was recorded as additional expense for the year ended September 30, 2002, with the offsetting credit being recorded as additional paid-in capital.

Scheduled future maturities of long-term debt as of September 30, 2003, exclusive of the credit facility, are approximately as follows:

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                 Year Ending September 30,
                 ------------------------
                            2004                      $   124,000
                            2005                           61,000
                            2006                           51,000
                            2007                           55,000
                            2008                           62,000
                         Thereafter                     2,099,000
                                                      -----------
                                                      $ 2,452,000
                                                      ===========
NOTE 8 - INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

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

                                       Vitamins and   Pharmaceutical     Corporate
                                       Supplements       Products        Overhead       Totals
                                       -----------       --------        --------       ------
Year ended September 30, 2003
-----------------------------
Net sales                               $ 12,813         $ 11,887        $   --        $ 24,700
Gross profit                               4,690            2,684            --           7,374
General and administrative expenses        1,859            3,916             692         6,467
Impairment loss on long-lived assets         --            (3,900)           --          (3,900)
Operating income (loss) from
     continuing operations                 2,831           (5,133)           (692)       (2,994)
Interest expense                             141              479              61           681
Net income (loss) from
     continuing operations                 2,692           (5,779)           (757)       (3,844)

Capital expenditures                         430               20             --            450
Depreciation and amortization                231              530               2           763
Identifiable assets                       12,285            6,389           1,799        20,473

Year ended September 30, 2002
-----------------------------
Net sales                               $ 12,364         $  9,261        $   --        $ 21,625
Gross profit                               4,141            2,199            --           6,340
General and administrative expenses        2,225            3,242           1,170         6,637
Operating income (loss) from
     continuing operations                 1,916           (1,564)         (1,170)         (818)
Interest expense                              80              519             758         1,357
Net income (loss) from
     continuing operations                 1,866           (2,083)         (1,943)       (2,160)


                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cumulative accounting change                --             (1,185)           --          (1,185)
Capital expenditures                         160              148            --             308
Depreciation and amortization                212              543               2           757
Identifiable assets                       11,214           12,258           1,063        24,535

Year ended September 30, 2001
-----------------------------
Net sales                               $ 10,764         $  6,842        $   --        $ 17,606
Gross profit                               3,420            1,602            --           5,022
General and administrative expenses        1,778            2,681           1,170         5,629
Operating income (loss) from
     continuing operations                 1,642           (1,080)         (1,170)         (608)
Interest expense                              70              598             175           843
Net income (loss) from
     continuing operations                 1,590           (1,464)         (1,392)       (1,266)
Capital expenditures                         853               72               6           931
Depreciation and amortization                492              605             110         1,207
Identifiable assets                       11,133           11,945           2,632        25,710

Major Customers

Other than as detailed under export sales, the Company's revenues are generated from customers located in the United States. The following represents customers comprising more than 10% of the Company's net sales from continuing operations:

                        Customer\Segment        2003       2002        2001
                        -----------------       ----       ----        ----
                           A - Bactolac         7.6%       16.6%       14.6%
                           B - ANIP            19.2%       13.6%        6.3%
                           C - ANIP              --%         --%       13.4%

Subsequent to year end ANIP received a communication from its customer "B" above, describing concerns about certain product quality delivery issues. ANIP is working to address the customer's concerns and is optimistic that the issues can be rectified. Should ANIP not be able to adequately address the customer's issues, it could have an adverse impact on ANIP's ability to retain some or all of the customer's business.

Foreign Sales

Export sales were approximately $1,320,000, $1,800,000 and $1,610,000 for the years ended September 30, 2003, 2002 and 2001. The Company has no foreign assets.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

Contingencies

The Company's subsidiaries have pending legal actions and claims incurred in the normal course of business. One action from a former customer of Bactolac seeks claims exceeding $650,000 on three causes of action. During the period subsequent to when the former customer alleges that Bactolac violated a production agreement, Bactolac produced less than $450 for this customer and during the entire history with the customer less than $3,000 in product was sold to them. The Company believes that these actions to the extent that they are material, are without merit and is actively pursuing the defense thereof. The Company believes that the ultimate

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

resolution of these matters will not have a material effect on the Company's financial condition, results of operations or cash flows. Depending however, on the amount and timing of an unfavorable resolution of these items, it is possible that the Company's future results of operations or cash flows could be materially impacted in a particular period.

401(k) Plan

In July 1998 the Company established the Advanced Nutraceuticals, Inc. 401(k) Plan and Trust (formerly - Nutrition for Life 401(k) Plan and Trust) (the "Plan") which covers all of the Company's full-time employees who are United States citizens, at least 21 years of age and have completed one quarter of service with the Company. Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for discretionary contributions by the Company. As of September 30, 2003, the Company has made no such discretionary contributions. Subsequent to year-end, the Company initiated procedures to terminate the Plan.

Operating Leases

The Company has noncancelable operating leases, primarily for manufacturing and office space and equipment. Rental expense under operating leases for the years ended September 30, 2003, 2002 and 2001 amounted to approximately $412,000, $425,000, and $400,000. The lease for the Bactolac facility is with an entity owned by a member of the Company's Board of Directors. The lease requires monthly payments through December 2010 and contains a renewal option for an additional five-year term.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows for the years ending September 30:

                            2004     $370,000
                            2005     $369,000
                            2006     $303,000
                            2007     $307,000
                            2008     $310,000
                            2009     $313,000
                            2010     $315,000
                            2011     $ 79,000
                                   ----------
                                   $2,366,000
                                   ==========

Employment Agreements

The Company has employment agreements with certain of its management personnel. The agreements contain customary provisions regarding employment terms, confidentiality and non-solicitation provisions. Two of the agreements provide for a commitment extending beyond one year, requiring monthly payments of approximately $33,300 to January 2005 and thereafter decreasing to $21,000 per month through November 2005.

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

NOTE 10 -- PREFERRED AND COMMON STOCK

In connection with the acquisitions of Bactolac and ANIP that were consummated during the first quarter of the fiscal year ended September 30, 2000, the Board of Directors established a Series A Preferred Stock. The Series A Preferred Stock is $.001 par value with 1,000,000 shares authorized. Following stockholders approval for the conversion of the Series A Preferred Stock shares into shares of common stock in 2000, 552,818 shares of common stock was issued and no Series A preferred shares remain outstanding. The Series A preferred shares had a $28.40 per share liquidation preference on any distribution over the holders of the common stock.

Effective June 1, 2001, a one for four (1:4) reverse stock split of all of the Company's issued and outstanding common stock was effected. The effect of the split has been retroactively reflected for all periods presented in the accompanying consolidated financial statements.

NOTE 11 -- STOCK OPTIONS AND WARRANTS

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

1995 Discretionary Plan

The Company's Board of Directors approved the 1995 Stock Option Plan (the "1995 Plan") in March 1995, as amended in June 1996, April 1999, June 2000, May 2001 and February 2003, providing for a total of 1,250,000 shares of common stock to be reserved for the grant of options to purchase Common Stock of the Company. The terms of the options are similar to those of the 1993 Plan. At September 30, 2003, there were 920,602 shares reserved for the grant of options under the 1995 plan.

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1995 Non-Discretionary Plan

In November 1995, the Company adopted the 1995 Non-Discretionary Stock Option Plan for non-employee directors of the Company who are not eligible to participate in the other Plans (the "Non-Discretionary Plan"). The Non-Discretionary Plan provided that the Company grant options to purchase 5,000 shares of the Company's common stock to each person who thereafter becomes a director of the Company and, as of December 1, of each year (commencing in 1996), options to purchase an additional 5,000 shares of common stock will be granted to each eligible director. The exercise price of the options is the fair value of the common stock at the date of grant of the options. The options expire in five years and are exercisable in full at the date of grant. During the years ended September 30, 1998 and 1997, the Company issued 15,000 options to Directors under this plan. The Non-Discretionary Plan was cancelled on October 6, 1999. At September 30, 2003, there were 1,250 shares reserved for the grant of options under this plan.

Other Options and Warrants

In connection with the Cambridge and Glenwood loans that the Company received during the year ended September 30, 2002, a total of 85,000 warrants were issued to these entities to allow them to acquire shares of ANI Common Stock at $1.00 per share, as further disclosed in Note 7.

In October 1998, the Company issued a warrant to Nightingale Conant to purchase up to 72,500 shares of the Company's common stock at $22.00 per share. The warrant was exercisable at any time until October 31, 2003 when it expired


The following is a summary of the status of option and warrant plans during the years ended September 30:

                                                                 Options                          Warrants
                                                          -----------------------          -----------------------
                                                                          Weighted                        Weighted
                                                            Number         Average         Number          Average
                                                              of          Exercise           of           Exercise
                                                            Shares          Price          Shares           Price
                                                          ---------       -------          --------       --------

         Outstanding as of September 30, 2000               329,855        $17.92           202,776        $18.36
           Granted                                          470,375         $1.21                --            --
           Exercised                                           --              --                --            --
           Forfeited                                        (80,551)       $10.68                --            --
           Cancelled                                       (138,204)       $19.99           (17,500)        25.00
                                                            ---------                        --------

         Outstanding as of September 30, 2001               581,475         $3.54           185,276        $17.74
           Granted                                          410,000          $.48            85,000         $1.00
           Exercised                                           --              --                --            --
           Forfeited                                        (16,806)       $13.04                --            --
           Cancelled                                           --              --          (112,776)       $15,00
                                                            ---------                        --------

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Outstanding as of September 30, 2002               974,669        $ 2.09           157,500        $10.67
           Granted                                          125,000        $  .87                --            --
           Exercised                                             --            --                --            --
           Forfeited                                       (177,817)       $  .75                --            --
           Cancelled                                             --            --                --            --
                                                           ---------                       --------
         Outstanding as of September 30, 2003               921,852        $ 1.59           157,500        $10.67
                                                           =========                       ========

         Exercisable as of September 30,
           2001                                              50,005        $16.73           185,276        $17.74
           2002                                             230,270        $ 5.07           157,500        $10.67
           2003                                             534,326        $ 2.35           157,500        $10.67

         Weighted average fair value of grants
            during the year ended September 30,
              2001                                                         $ 9.36                             --
              2002                                                         $  .48                          $1.00
              2003                                                         $  .87                             --
                                                                           ======                          ======




                        Options Outstanding                                               Options Exercisable
                        -------------------                                               -------------------
                                         Weighted-Average
                                             Remaining
       Range of                          Contractual Life     Weighted-Average                      Weighted-Average
      Exercise Prices         Number          (years)          Exercise Price          Number        Exercise Price
  -------------------         ------          -------          --------------          ------        --------------
$   .46 -    $   7.90         846,257            7.6               $   .87             458,731           $   .99
   7.91 -       15.80          75,595            5.8                 10.61              75,595             10.61
  15.81 -       23.70              --             --                    --                  --                --

                              -------            ---               -------              ------          --------
                              921,852            7.5               $  1.59             534,326          $   2.35
                              =======            ===               =======             =======          ========


NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of non-cash investing and financing activities:

                                                               2003                 2002              2001
                                                            -----------         -------------      ----------
     Purchase of property and equipment under
         Capital lease                                      $        --         $        --       $   140,000

     Issuance of common stock for debt conversion           $        --         $ 1,425,000       $        --

     Issuance of common stock under earnout \
          bonus agreements                                  $        --         $   119,000       $    30,000

     Sale of NFLI transaction
         Promissory Note taken in sale                      $        --         $       --        $ 5,000,000
         Establish reserve for Promissory Note              $        --         $       --        $(4,262,000)
         Intercompany account of NFLI formalized into a
             note receivable due to Bactolac                $        --         $       --        $   650,000

Supplemental disclosure of cash flow information:

     Federal and state income taxes paid (refunded)         $    21,000         $      (5,000)    $  (825,000)

     Interest paid                                          $   632,000         $     748,000     $   798,000

    The 2001 Tax refunds relate to the discontinued NFLI operations.

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 -- GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the 1999 acquisitions, goodwill of $8.3 million was originally recorded in connection with the Bactolac segment and $1.4 million in connection with the ANIP segment. During 2001 and 2002, Bactolac goodwill was increased by $30,265 and $20,913, representing the fair value of shares that were issued under the terms of the earn out agreement. As described below, effective October 1, 2002 a charge was recorded of approximately $1.2 million to write-off the total amount of goodwill associated with the ANIP segment. As of September 30, 2003 and 2002 the $7.6 net remaining balance of goodwill was associated with the Bactolac segment.

The FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") during July 2001. SFAS No. 141 requires business combinations initiated subsequent to June 30, 2001 be accounted for by using the purchase method of accounting. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill and other indefinite lived intangible assets must be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company performs its impairment test annually during the fourth quarter of the fiscal year. The Company adopted and applied SFAS No. 142 as of October 1, 2001. Pursuant to the transition provisions of SFAS No. 142, the Company had until March 31, 2002, six months from the date of adoption, to perform a comparison of the fair value of each of its reporting units with its carrying amount, including goodwill, as of the beginning of the year. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying value exceeds the reporting unit's fair value, a calculation of the implied fair value of the reporting unit's goodwill is made and compared to the carrying amount of the goodwill before the end of the year. Upon determination that goodwill was impaired at October 1, 2001, the Company recognized the loss as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20 (retroactive to the first quarter of Fiscal 2002). In accordance with SFAS No. 142, the Company determined it had two reporting units: Bactolac and ANIP. The fair value of the reporting units was determined using a market approach based on peer group analysis, completed transactions and discounted cash flows. As a result of the adoption of SFAS 142 and the required comparison of implied fair value to the carrying amount of goodwill due to continued losses at the Gulfport operation, as of October 1, 2001, the Company recorded a one-time noncash charge of approximately $1.2 million to write-off the total amount of its goodwill associated with ANIP's operations located in Gulfport, Mississippi. The Company has completed its impairment assessment and the write-down recorded as a cumulative change in accounting principle is deemed final. Such charge is non-operational and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. It was determined that no adjustment of the goodwill associated with the Bactolac segment was required, and accordingly the entire remaining goodwill is associated with Bactolac. The following reconciliation illustrates the pro forma impact that the adoption of SFAS No. 142 would have had on the Company's net income (loss) and earnings per share had the adoption occurred as of October 1, 2000:

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Year Ended
                                                           September 30,
                                                               2001
                                                           -------------
Net income (loss):
   Reported income (loss) from continuing operations        $  (981,000)
   Add: Goodwill amortization                                   531,000

                                                            -----------
   Adjusted income (loss) from continuing operations           (450,000)
   Income (loss) from discontinued operations, net of tax     1,146,000
                                                            -----------
   Adjusted net income (loss)                               $   695,000
                                                            ===========
Basic income (loss) per share:
   Reported income (loss) from continuing operations        $     (0.48)
   Add: Goodwill amortization                                      0.26
                                                            -----------
   Adjusted net income (loss) from continuing operations          (0.22)
   Income from discontinued operations, net of tax                 0.56
                                                            -----------
   Adjusted net income (loss)                               $      0.34
                                                            ===========
Weighted average shares outstanding                           2,027,000
                                                            ===========

NOTE 14 -- SALE OF NUTRITION FOR LIFE INTERNATIONAL, INC. - NOTES RECEIVABLE AND
           DISCONTINUED OPERATIONS

On June 13, 2001, ANI completed the sale of its network-marketing subsidiary, NFLI, to Everest. At closing the Company received $3.2 million in cash and a $5 million note payable ("Note") by NFLI and a $650,000 note payable to Bactolac Pharmaceutical, Inc. ("Bactolac") due in June 2002. As part of the terms of the transaction, Everest paid off the balance outstanding of the Company's revolving and term debt obligations related to NFLI. The majority of the cash received at closing was used by the Company to reduce debt, with a portion providing working capital. For financial reporting purposes, management of ANI was unable to determine that it was probable that the future cash flows from NFLI's operations would be sufficient to fund the entire balloon payment required under the terms of the Note. Accordingly, an allowance of approximately $4,262,000 was provided against the face amount of the Note at the date of the sale. ANI accounts for collections on the Note under the cost recovery method, whereby collections are recorded as a reduction of the balance recorded for the Note (after the allowance). Additional collections above that amount are recorded as income as collected. At the June 2002 due date of the $650,000 note, the Company sent a demand notice for payment and NFLI responded that they believed that they were entitled to certain claims for offset against certain of the amounts owed. No additional communications have been received from NFLI regarding any claims. During the year ended September 30, 2001, the Company collected approximately $228,000 in total payments under the Note. During the year ended September 30, 2002, the Company collected approximately $567,000 in total payments under the Note, resulting in a net carrying balance of the $5.0 million Note and the $650,000 note, after reserves and other net

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adjustments of approximately $184,000. During October 2002 the Company received the regularly scheduled $184,000 payment for the quarter ended September 30, 2002. During the quarter ended September 30, 2002, management of the Company recorded an additional allowance of approximately $365,000, against the net balances due under the $5.0 million Note and the $650,000 note due to Bactolac, based upon current assessment of the probability of receiving any additional payments beyond the October 2002 payment, under those notes. With the additional reserve recorded as of September 30, 2002, ANI has fully reserved the remaining balances outstanding on the notes. During October 2003 the Company received approximately $32,500 from the bankruptcy trustee related to the sale of certain NFLI assets. Additional collections under the notes is doubtful as NFLI is being liquidated in Chapter 7 bankruptcy filing that was initiated in 2003.

As a result of the sale of NFLI, the Company's 2001 consolidated financial statements and related notes thereto were restated to present the operations of NFLI as discontinued operations. The discontinued operations of NFLI for the period through the sale in 2001 reported net sales of $30,341,242, gross profit of $10,449,753, operating expenses of $10,236,064, income before income tax benefit of $169,253 and net income of $1,145,540.

NOTE 15 - TERMINATED ACQUISITION COSTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 10, 2003, the Company dismissed Grant Thornton LLP ("GT") as the Company's principal accountant. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company.

The reports of GT on the financial statements of the Company for the fiscal year ended September 30, 2002 contained an explanatory paragraph stating that the Company changed its method of accounting for goodwill and other intangible assets for the year ended September 30, 2002. With the exception of the foregoing, the reports of GT on the financial statements of the Company for either of the past two fiscal years ended September 30, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

On September 12, 2003, the Company engaged Gelfond Hochstadt Pangburn, P.C. ("GHP") as the Company's certifying accountants to audit the financial statements of the Company for its fiscal year ending September 30, 2003. During the Company's two most recent fiscal years and the interim period prior to its agreement to engage GHP as the Company's principal accountants, neither the Company nor anyone on its behalf has consulted GHP on either (i) the application of accounting principles to any transaction (completed or proposed) or (ii) the type of audit report that might be rendered on the Company's financial statements, or (iii) any matter that was either the subject of a disagreement or reportable event as such terms are defined in Item 304 of Regulation S-K.

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Item 9 A.  CONTROLS AND PROCEDURES

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

(b)  Changes in Internal Controls

There have been no significant changes made in the Company's internal controls or in other factors that have significantly affected internal controls subsequent to the Evaluation Date.


                                    PART III

Information required in Part III is omitted from this Report and will be filed in a definitive proxy statement within 120 days after the end of the Company's fiscal year in connection with the Company's Annual Meeting of Shareholders or this Report will be amended within such time period.


                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Exhibit 3.3 Articles of Incorporation of Advanced Nutraceuticals, Inc., filed as an Exhibit to the Report on Form 8-K, filed on March 21, 2000, which Exhibit is incorporated herein by this reference

Exhibit 3.3 (a) Amendment to Articles of Incorporation of Advanced
                Nutraceuticals, Inc. ****

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

Exhibit 10.2    1995 Stock Option Plan, as amended.****

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

Exhibit 10.62 Employment Agreement dated, November 18, 2001, between Bactolac Pharmaceutical Inc., and Pailla M. Reddy.****

Exhibit 10.63 Waiver under Loan and Security Agreement involving General Electric Capital Corporation, dated December 26, 2001.****

Exhibit 10.64   Conversion notice of Pailla M. Reddy dated August 26, 2002.*****

Exhibit 10.65 Conversion notice of Cambridge Holdings, Ltd., dated August 26, 2002.*****

Exhibit 10.66 Conversion notice of Glenwood Capital Partners I, L.P. dated August 26, 2002.*****

Exhibit 10.67 Agreement dated July 19, 2002, between Advanced Nutraceuticals, Inc. and Glenwood Capital Partners I, L.P.*****

Exhibit 10.68 Loan and Security Agreement among CapitalSource Finance LLC, Advanced Nutraceuticals, Inc., Bactolac Pharmaceutical Inc. and ANI Pharmaceuticals, Inc. filed on Form 8-K dated
                March 27, 2003, and incorporated by reference herein.

Exhibit 10.68(a)First Amendment to Loan and Security Agreement
                with CapitalSource Finance, LLC, dated December 31, 2003.

Exhibit 14      Code of Ethics of Advanced Nutraceuticals, Inc.

Exhibit 21      Subsidiaries of the Company.

Exhibit 23.1    Consent of Grant Thornton LLP.

Exhibit 23.2    Consent of Gelfond Hochstadt Pangburn, P. C.

Exhibit 31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

    ***** These exhibits were previously filed as exhibits to the Company's
          Report on Form 10-K for the fiscal year ended September 30, 2002, and are incorporated herein by reference.


(b) Reports on Form 8-K

     a.   On September 2, 2003, the Company filed an 8-K Report reporting under
          Item 5 the issuance of a press release regarding an approval by the Board to seek a reverse split of the Company's Common Stock.

     b.   On September 16, 2003, the Company filed an 8K Report reporting under
          Item 9 a change in the Company's accountants.

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

                                          ADVANCED NUTRACEUTICALS, INC.
                                          (Registrant)


Date:    January 12, 2004                By: /s/ Gregory Pusey
                                              -----------------------------
                                              Gregory Pusey, President and
                                              Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    January 12, 2004                 /s/ Gregory Pusey
                                          --------------------------------------
                                          Gregory Pusey, Chairman, President,
                                          Chief Executive Officer and Director


Date:    January 12, 2004                 /s/ Jeffrey G. McGonegal
                                          --------------------------------------
                                          Jeffrey G. McGonegal, Senior Vice
                                          President of Finance, Chief Financial
                                          Officer and Secretary


Date:    January 12, 2004                 /s/ F. Wayne Ballenger
                                          --------------------------------------
                                          F. Wayne Ballenger, Director


Date:    January 12, 2004                 /s/ Randall D. Humphries
                                          --------------------------------------
                                          Randall D. Humphries, Director


Date:    January 12, 2004                 /s/ David E. Welch
                                          --------------------------------------
                                          David E. Welch, Director


Date:    January 12, 2004                 /s/ Pailla Reddy
                                          --------------------------------------
                                          Pailla Reddy, Director