Form 10-K/A
period 2003-09-30
ADVANCED NUTRACEUTICALS INC/TX
filed 2004-01-28
CIK 913614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2003

[ ] Transition Report pursuant to Section 13 or 15(d) of The Securities
     Exchange Act of 1934 (No Fee Required) for the Transition Period from ________ to ________

                         Commission file number 0-26362

                          ADVANCED NUTRACEUTICALS, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

            Texas                                   76-0642336
 ------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

106 South University Blvd., Unit 14
Denver, Colorado                                        80209
---------------------------------------               ----------
(Address of principal executive office)               (Zip Code)

         Issuer's telephone number, including area code: (303) 722-4008

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                Name of each Exchange
           Title of each Class                   on Which Registered
           -------------------                  ---------------------
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

  Date: January 28, 2004                 By: /s/ Jeffrey G. McGonegal
                                            -------------------------
                                            Jeffrey G. McGonegal
                                            Senior Vice President - Finance

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors
---------

Set forth below is biographical information regarding the members of the Board of Directors of Advanced Nutraceuticals, Inc. ("ANI" or the "Company"). The Company reorganized into a holding company structure in 2000 and NFLI became a wholly-owned subsidiary. NFLI was sold by the Company in 2001. References to the "Company" include Nutrition For Life International, Inc. ("NFLI").

F. Wayne Ballenger, age 56, has served in various financial consulting capacities since 2000. He served as President of First Commercial Capital from 1995 to 2000. He has also served as President of Puncture Guard LLC since December 1994. From March 1992 to December 1994, he served as director of sales and marketing for Petrolon, Inc., a multi-level marketing organization. Immediately prior thereto, he served as a vice president of Southwest Bank of Texas with commercial lending responsibilities. Mr. Ballenger received a B.B.A. degree from the University of the South in 1968. Mr. Ballenger became a director of the Company in November 1995.

Randall D. Humphreys, age 48, is Chairman and Managing Director of Glenwood Capital, LLC. From 1997 to 2001 he was the Chairman and Managing Director of Enterprise Merchant Banc, L.L.C. During 1997 he led the diversification effort of St. Joseph Light and Power, a New York Stock Exchange listed utility. During 1996 he served as a financial consultant. From 1986 through 1995, Mr. Humphreys served as the Senior Operations Officer of Brierly Investments Limited. Mr. Humphreys is a graduate of Kansas State University. Mr. Humphreys became a director of the Company in June 2001.

David E. Welch, age 56 has been a director of the Company since February 2003. Mr. Welch is a self-employed financial consultant. From July 1999 to June 2002 Mr. Welch served as Chief Financial Officer, Secretary and Treasurer of Active Link Communications, Inc. In September 2003 Active Link Communications Inc. filed a petition under the Federal bankruptcy laws. During 1998 he served as Chief Information Officer for Language Management International, Inc., a multinational translation firm located in Denver, Colorado. From 1996 to 1997, he was Director of Information Systems for Mircromedex, Inc., an electronic publishing firm, located in Denver, Colorado.

Gregory Pusey, age 51, has served as Chairman of the Board of Directors of the Company since November 1999. Mr. Pusey served as an officer and director of the company formerly known as Advanced Nutraceuticals, Inc. ("Old ANI") since December 1997. Old ANI was acquired by the Company in November 1999. He has served as President of Livingston Capital, Ltd., a private venture capital firm since 1987. From 1986 to 1994, he served as a consultant to the Company and from 1994 to 1998, he served as a director and consultant to the Company. Since 1988, Mr. Pusey has been the President and a director of Cambridge Holdings, Ltd., a publicly held real estate development firm. Mr. Pusey also serves as Chairman and a director of AspenBio, Inc., a publicly traded company and A4S Technologies, Inc. Mr. Pusey graduated summa cum laude from Boston College with a B.S. degree in finance in 1974.

Pailla M. Reddy, age 43, is currently Chairman of the Board of Directors, Chief Executive Officer and President of Bactolac Pharmaceutical Inc. Bactolac was acquired by us in November 1999. Dr. Reddy founded Bactolac and has served as an officer and director of Bactolac, since 1995. From 1991 to 1995, he was production manager for Max Pharmaceutical, Inc. From 1983 to 1991, Dr. Reddy held various positions with Wellcome Pharmaceuticals Ltd., including research chemist and production manager. Dr. Reddy received a B.Sc. degree in chemistry from Osmania University in India, and M.Sc. and Ph.D. degrees in organic chemistry from Kanpur University in India. Dr. Reddy became a director of the Company in 1999.

Officers

Our Board has elected the following executive officer who is not a member of the Board. It is expected that the Board will elect officers annually following each annual meeting of Shareholders.

Jeffrey G. McGonegal, age 52, became Senior Vice President - Finance of the Company in February 2000. Mr. McGonegal also serves as Secretary of the Company ("ANIP"). Since 1997, Mr. McGonegal has served as Managing Director of McGonegal and Co., a company engaged in providing accounting and business consulting services. Mr. McGonegal served as a consultant to us in connection with the acquisitions we made in 1999. From 1974 to 1997, Mr. McGonegal was an accountant with BDO Seidman LLP. While at BDO Seidman LLP, Mr. McGonegal served as managing partner of the Denver, Colorado office. Mr. McGonegal is a member of the board of directors of The Rockies Venture Club, Inc. and Colorado Venture Centers, Inc. He received a B.A. degree in accounting from Florida State University.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Based solely on the Company's review of copies of Section 16(a) reports filed by officers, directors and greater than 10% shareholders with the Securities and Exchange Commission, which have been received by the Company and written representations from these persons that no other reports were required for those persons, the Company believes that all filing requirements applicable to those persons were complied with for the fiscal year ended September 30, 2003.

Audit Committee Composition

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). David E Welch (Chairman), Randall D. Humphreys and
F. Wayne Ballenger are members of the audit committee. The Board has determined that at least one person on the Audit Committee, David E. Welch, qualifies as a "financial expert" as defined by SEC rules implementing Section 406 of the Sarbanes-Oxley Act. Mr. Welch also meets the SEC definition of an "independent" director.

Code of Ethics

The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to its principal executive, financial and accounting officers. Advanced Nutraceuticals, Inc. will provide a copy of its code of ethics, without charge, to any investor that requests it. Requests should be addressed in writing to Mr. Jeffrey G. McGonegal, Senior Vice President - Finance, 106 South University Unit #14, Denver, CO 80209.

                         ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by us to the chief executive officer and each of the other executive officers of the Company (the "named executive officers") during the fiscal years ended September 30, 2001, 2002 and 2003.

Summary Compensation Table


                                          ANNUAL COMPENSATION                   AWARDS                     PAYOUTS
                                          --------------------                  -------                    -------

                                                                Other Annual
                                                                   Compen-     Restricted                               All other
 Name and Principal Position              Salary                    sation     Stock Awards   Options/SARs   LTIP      Compensation
                                  Year    ($)         Bonus                                                 Payouts
Greg Pusey
President, Chief
Executive Officer and             2001  $ 88,696    $50,000      $       -      $     -       $ 62,500      $   -    $       -
Chairman of the Board             2002   101,122          -              -            -         75,000          -            -
of Directors of ANI               2003   144,711      4,808              -            -              -          -            -
                                                                                                                             -

Jeffrey G. McGonegal
Senior Vice President             2001    99,712     30,000              -            -         75,000          -            -
of Finance of ANI                 2002   134,776          -              -            -         75,000          -            -
                                  2003   150,000     20,769              -            -              -          -            -


Pailla Reddy (1)
President, Chief Executive        2001   221,795          -              -      103,000         75,000          -            -
Officer and Chairman of the       2002   242,298          -              -            -        100,000          -            -
Board of Directors of             2003   250,000      9,616              -            -              -          -            -
Bactolac

(1) The Company has obtained a life insurance policy on Dr. Reddy. The benefit amount of $7,000,000 constitutes "key-man" insurance and is payable to the Company.



Employment Agreements
---------------------

In connection with the acquisition of Bactolac in 1999, the Company entered into a two year employment agreement with Dr. Pailla Reddy, the President of Bactolac. In November 2001 a new two year agreement was signed and in March 2003 an amendment to the agreement was signed. Dr. Reddy currently receives an annual salary of $250,000 and may receive a performance bonus at the Company's discretion. He is also entitled to continued use of the vehicle that is leased by Bactolac.

In February 2003 the Company entered into an employment agreement with Jeffrey
G. McGonegal, Senior Vice President for a two year term under which he currently receives an annual salary of $150,000 and may receive a performance bonus at the Company's discretion

Equity Compensation Plan Information
------------------------------------
The following table gives information about the Company's common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of September 30, 2003. The Company has options outstanding under two plans, the 1995 Stock Option Plan and 1995 Non-Discretionary Stock Option Plan.


                                                                            (c) Number of
                                                                             Securities
                                                                              Remaining
                                                                            Available for
                                 (a) Number of          (b) Weighted       Future Issuance
                                Securities to be      Average Exercise      Under Equity
                              Issued Upon Exercise        Price of       Compensation Plans
                                 of Outstanding         Outstanding          (Excluding
                             Options, Warrants and   Options, Warrants       Securities       (d) Total of Securities
                                     Rights              and Rights         Reflected in        Reflected in Columns
       Plan Category                                                         Column (a))            (a) and (c)
       -------------         ---------------------   ------------------      -----------            -----------
Equity Compensation Plans
Approved by Shareowners           921,852                   $ 1.59             329,398               1,251,250

Equity Compensation Plans
Not Approved  by
Shareowners                          None                       --                  --                     --

TOTAL                             921,852                   $ 1.59             329,398               1,251,250
                                  =======                   ======            ========               =========


Option Grants in Fiscal Year Ended September 30, 2003
-----------------------------------------------------

The following table sets forth information with respect to stock option grants to the named executive officers during the fiscal year ended September 30, 2003:



                                                                                        Potential Realizable Value at
                                                                                           Assumed Annual Rates of
                                  Individual Grants                                       Stock Price Appreciation
                                                                                               For Option Term
                            Number of      Percent of
                            Securities     Total            Exercise or
         Name               underlying     options/SARs     base price    Expiration         5% ($)         10% ($)
                           Options/SARs    granted to          ($/Sh)         date
                           granted (#)     employees in
                                           fiscal year

Greg Pusey                          -             0%            $-             -                 $-              $-
Jeffrey McGonegal                   -             0%            $-             -                 $-              $-
Pailla Reddy                        -             0%            $-             -                 $-              $-



Option Exercises and Year-End Values
------------------------------------

The following table shows option exercises by the named executive officers during the fiscal year ended September 30, 2003 and the number and value of unexercised options at September 30, 2003.


                                                                                                     Value of
                                Number of                              Number of                   Unexercised
                              Shares Under-        Value          Unexercised Options              In-the-Money
           Name               Lying Options       Realized          At Year End (#)                 Options at
           -----              Exercised (#)         ($)              Exercisable/                  Year End ($)
                              -------------         ---             Unexercisable                  Exercisable/
                                                                    --------------                Unexercisable(1)
                                                                                                  ----------------
Greg Pusey                          0                0               79,167/70,833                     0/0
Jeffrey McGonegal                   0                0              100,000/75,000                     0/0
Pailla Reddy                        0                0               83,333/91,667                     0/0

------------------------
(1) Based on the price of the common stock of $ .43 on September 30, 2003 as reported by The Over The Counter Bulletin Board.



Compensation Committee Report
-----------------------------

The compensation committee (the "Committee") of the Board has been established by the Board to periodically review the compensation philosophy for our executives, and to recommend to the Board compensation packages for our executives. The Committee also reviews and recommends to the Board any additions to or revisions of our stock option plans. The Committee consists exclusively of non-employee directors, appointed by resolution of the entire Board.

The Committee's objective is to set executive compensation at levels which (i) are fair and reasonable to the shareholders, (ii) link executive compensation to long-term and short-term interest of the shareholders, and (iii) are sufficient to attract, motivate and retain outstanding individuals for executive positions.

Fairness to the shareholders is balanced with the need to attract, retain and motivate outstanding individuals by comparing our executive compensation with the compensation of executives at other companies. The Committee's overall goal is to achieve strong performance by the Company and its executives by affording the executives the opportunity to be rewarded for strong performance. The Committee attempts to provide both short-term and long-term incentive pay. To accomplish its objectives, the Committee has structured the executive compensation program with three primary components. These primary components are base salary, annual incentives, and long-term incentives.

The Committee periodically reviews executive salaries. In addition to the external competitive compensation market, base salary levels reflect each officer's performance over time and each individual's role in the Company. Consequently, employees with higher levels of sustained performance over time and/or employees assuming greater responsibilities will typically be paid correspondingly higher salaries. Individual performance criteria used to assess performance include leadership, professionalism, initiative and dependability. However, individual performance assessments are made qualitatively and in total, and no specific weightings are attached to these performance indicators, nor is a formula utilized in determining appropriate salary increases or salary levels. Information regarding salary levels is included in the Executive Compensation Table.

The Committee periodically reviews the performance of executive officers to determine whether bonuses should be paid to those persons. The Committee has not established specific performance measures for determining the award of bonuses. The Committee believes that bonuses should be provided to reward key employees based on Company and individual performance and to provide competitive cash compensation opportunities to the Company's executives. During June 2001, following the closing of the sale of NFLI, bonuses of $75,000, $50,000 and $30,000 were paid to Messrs. Bertrand, Pusey and McGonegal, respectively. In September 2001, a bonus of 103,000 shares of our common stock (valued at $97,850) was approved for Dr. Reddy, and the shares were issued subsequent to the fiscal year-end. During the year ended September 30, 2003, bonuses of $9,615, $4,808 and $20,769 were paid to Messrs. Reddy, Pusey and McGonegal, respectively.

Our stock option plans are designed to focus executive efforts on our long-term goals and to maximize total return to our shareholders. The Committee believes that stock options advance the interests of employees and shareholders by providing value to the executives through stock price appreciation only. Options terminate if the employee's employment with us is terminated. All options awarded must have an exercise price of at least 100% of fair market value on the date of grant.

The exact number of shares actually granted to a particular participant reflects both the participant's performance and role in the Company, as well as our financial success, and our future business plans. All of these factors are assessed subjectively and are not weighted. In determining each grant, the Committee also considers the number of stock options which are outstanding, and the total number of options to be awarded.

In making grants during the fiscal year ended September 30, 2003, the Committee also considered the number of outstanding options previously granted to each officer. The Committee believes that its awards were consistent with our compensation philosophy to increase the emphasis placed on long-term incentives and to be competitive in its total compensation program.

Under Section 162(m) of the Internal Revenue Code of 1986, as amended, public companies are precluded from receiving a tax deduction on compensation paid to executive officers in excess of $1,000,000, unless the compensation is excluded from the $1,000,000 limit as a result of being classified performance-based. At this time, our executive officers cash compensation levels do not exceed the payment limit and will most likely not be affected by the regulations in the near future. Nonetheless, the Committee intends to review its executive pay plans over time in light of these regulations.

                                            COMPENSATION COMMITTEE

                                              F. Wayne Ballenger
                                              Randall D. Humphreys

Compensation of Directors
-------------------------

Effective in November 2001, our policy is to pay directors who are not employees of the Company $12,000 per year. Prior to November 2001, directors received $18,000 per year, $400 for each Board meeting attended, and $200 for each committee meeting of the Board attended. Directors who are also employees of the Company receive no additional compensation for serving as directors. We reimburse our directors for expenses incurred for attendance at meetings of the Board.

During the fiscal year ended September 30, 2001, we granted options to purchase 12,500 shares of Common Stock at a price of $1.16 per share to F. Wayne Ballenger, 12,500 shares of Common Stock at a price of $1.16 per share to M.F. Florence, and 12,500 shares of Common Stock at a price of $1.26 per share to Randall D. Humphreys. During the fiscal year ended September 30, 2002, we granted options to each of these non-employee directors to purchase 10,000 shares of Common Stock at a price of $.46 per share. During the year ended September 30, 2003, we granted options to purchase 10,000 shares of Common Stock at a price of $.63 per share to David E. Welch, upon his becoming a director of the Company. During the year ended September 30, 2003, M. F. Florence resigned from the Board and his options have now expired. The option grants were made pursuant to the Company's 1995 Stock Option Plan, as amended. Each option will expire ten years from the date of grant, except that an option will expire, if not exercised, 30 days after the optionee ceases to be a consultant to the Company. Each grant was made at an expense price equivalent to the trading price of the Common Stock at the date of grant.

Corporate Performance Graph
----------------------------

The following graph compares the yearly cumulative return on the Company's common stock since September 30, 1998, with that of the Index for The Nasdaq Stock Market (U.S. Companies), the S&P Smallcap 600, Old Peer Group (pre-NFLI sale) which includes the following companies: BeautiControl Cosmetics, Inc., Herbalife International, Inc., Nature's Sunshine Products, Inc and Reliv' International, Inc., and New Peer Group (post-NFLI sale) which includes the following companies: Del Laboratories, HiTech, Vatrol, Natural Alternatives, Inc., and Nutraceuticals, Inc.


                                     Total Return to Stockholders
                                 (Assumes $100 Investment on 9/30/98)

      Total Return Analysis           9/30/1999       9/30/2000     09/30/2001     09/30/2002      9/30/2003
      ---------------------           ---------       ---------     ----------     ----------      ---------
Advanced Nutraceuticals, Inc.         $  81.25        $   27.08     $    7.92      $     3.96      $   3.58
Peer Group                            $  78.61        $   59.76     $  115.51      $   117.98      $ 139.10
Nasdaq Composite (US)                 $ 163.15        $  216.67     $   88.55      $    69.59      $ 106.64
S & P Smallcap 600                    $ 117.54        $  145.95     $  130.45      $   128.12      $ 162.56


Source:  Zacks Investment Research www.zacks.com (800) 767-3771.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2003, the ownership of our common stock held by:

     (1) Each person who owns of record or who is known by us to own beneficially more than 5% of such stock;

     (2)  Each of the directors and nominees for election as directors;

     (3)  Each of the current executive officers; and

     (4)  All of our directors and executive officers as a group.

     The number of shares and the percentage of the class beneficially owned by the persons named in the table and by all directors and executive officers as a group, includes, in addition to shares actually issued and outstanding, unissued shares which are subject to issuance upon exercise of certain options or warrants described in the notes of the table.

   Beneficial Owner                   Number of Shares            Percentage
                                            Owned                 of Ownership
   ----------------                   ----------------            ------------

Pailla M. Reddy                            2,609,281(1)                  50.5%
255007 Williston Avenue
Floral Park, NY  11001

Gregory Pusey                                957,978(2)                  18.9%
106 S. University, #14
Denver, CO  80209

Cambridge Holdings,  Ltd.                    679,701(3)                  13.5%
106 S. University, #14
Denver, CO  80209

Jeffrey G. McGonegal                         208,363(4)                   4.0%
1905 West Valley Vista
Drive
Castle Rock, CO  80104

F. Wayne Ballenger                            28,750(5)                   0.6%
3134 Meadway Drive
Houston, TX  77082

Randall D. Humphreys                         378,001(6)                   7.5%
9150 Glenwood
Overland Park, KS  66212

David E. Welch                                10,000(7)                   0.2%
1729 E. Otero Ave.
Centennial, CO 80122

All Officers and                           3,207,171                     68.5%
Directors as a Group
(6 Persons)

--------------------------------

(1) Includes options to acquire (i) 75,000 shares of common stock at $1.16 per share, of which options to acquire 25,000 shares become exercisable in April 2004 and (ii) 100,000 shares of Common Stock at $.506 per share which are exercisable in one-third annual installments commencing in September 2003. Does not include options to acquire 100,000 shares at $.715 per share which become exercisable in July 2004

(2) Includes 20,328 shares held by his wife, individually and as custodian for their minor children, 629,701 shares held by Cambridge Holdings, Ltd., a corporation in which he is a principal shareholder, 50,000 shares of common stock which may be acquired by Cambridge by exercise of a warrant, and options to acquire (i) 12,500 shares of Common Stock at $11.36 per share
     (ii) 62,500 shares of Common Stock at $1.16 per share of which options to acquire 20,833 shares of Common Stock become exercisable in April 2004 and
     (iii) 75,000 shares of Common Stock at $.506 per share which are exercisable in one-third annual installments commencing in September 2003. Does not include options to acquire 50,000 shares at $.715 per share which become exercisable in July 2004.

(3)  Includes 50,000 shares which may be acquired by exercise of a warrant.

(4) Includes 2,663 shares held in the name of McGonegal Family Partnership and options to acquire (i) 25,000 shares of Common Stock at $9.00 per share
     (ii) 25,000 shares at $2.25 per share (iii) 50,000 shares of Common Stock at $1.16 per share of which options to acquire 16,666 shares of Common Stock become exercisable in April 2004, and (iv) 75,000 shares of Common Stock at $.46 per share which are exercisable in one-third annual installments commencing in September 2003. Does not include options to acquire 50,000 shares at $.65 per share which become exercisable in July 2004.

(5) Includes options to acquire (i) 6,250 shares of Common Stock at $11.36 per share, (ii) 12,500 shares at $1.16 per share of which options to acquire 4,166 shares become exercisable in April 2004, and (iii) 10,000 shares at $.46 per share which are exercisable in one-third annual installments commencing in September 2003. Does not include options to acquire 10,000 shares at $.52 per share which become exercisable in one third annual installments commencing in December 2004.

(6) Includes 320,501 shares of common stock held by Glenwood Capital Partners I, LP, a partnership in which he is the general partner, 35,000 shares of common stock which may be acquired by Glenwood by exercise of a warrant, options to acquire (i) 12,500 shares of common stock at $1.26 per share, of which options to acquire 4,166 shares become exercisable in August 2004, and (ii) 10,000 shares of Common Stock at $.46 per share which are exercisable in one-third annual installments commencing in September 2003. Does not include options to acquire 10,000 shares at $.52 per share which become exercisable in one third annual installments commencing in December 2004.

(7) Includes options to acquire 10,000 shares of Common Stock at $.63 per share which are exercisable in one-third annual installments commencing in February 2004. Does not include options to acquire 10,000 shares at $.52 per share which become exercisable in one third annual installments commencing in December 2004.



            ITEM 13. CERTAIN RELATIONSHPS AND RELATED TRANSACTIONS


Bactolac, headquartered in Hauppauge, New York, conducts its operations in a facility leased from its President, Pailla M. Reddy, comprising approximately 32,700 square feet. Bactolac's current monthly rental is approximately $30,000, of which $6,000 pertains to improvements made by an entity owned by Dr. Reddy, that escalates over the remaining term on the lease through December 2010. Bactolac has a five-year renewal option on the facility.

During March 2003, the remaining $500,000 Note payable to Dr. P. M. Reddy, was repaid. The Note arose from the November 1999, purchase of Bactolac.

During March 2003, Bactolac and Dr. Reddy entered into an amended employment agreement extending to November 1, 2005. In addition to a base annual salary of $250,000, and performance bonus features, the agreement contains customary confidentiality and benefit provisions.

In February 2003 the Company entered into an employment agreement with Jeffrey
G. McGonegal, Senior Vice President for a two year term under which he currently receives an annual salary of $150,000 and may receive a performance bonus at the Company's discretion

During January 2002, the Company borrowed $250,000 from Cambridge Holdings, Ltd. The 7% note was scheduled to mature in one year, and was convertible at the option of the holder into shares of ANI Common Stock at $1.00 per share, which conversion subsequently occurred. The Company also issued a warrant to allow Cambridge to acquire 50,000 shares of ANI Common Stock at $1.00 per share, through June 2004. Greg Pusey and Jeff McGonegal, officers of the Company, are also officers and directors of Cambridge. These transactions were approved by a disinterested majority of the Company's Board and the Board believes that the terms are at least as favorable as could have been obtained from an unaffiliated party.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal 2002 and 2003, we retained our principal auditor, Grant Thornton LLP ("GT"), to provide services. On September 10, 2003, the Company dismissed GT and on September 12, 2003 the Company engaged Gelfond Hochstadt Pangburn, P. C. as principal auditor. Aggregate fees were billed in the following categories and amounts:

                                              Years Ended September 30,
                                              -------------------------
                                                 2003           2002
                                              ---------       ---------
          Audit Fees                          $ 120,262       $ 114,974
          Audit Related                               0               0
          Tax Related                            20,000          35,700
          Other Fees                             7,600            8,778

Other fees for 2003 and 2002 related to 401(k) plan audits. All of the services described above were approved by the Company's audit committee and prior to performance. The audit committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors' independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed with this report.

     10.69 Employment Agreement, dated February 28, 2003, between Advanced Nutraceuticals, Inc. and Jeffrey G. McGonegal.

     10.70 Amendment, dated March 14, 2003, to Employment Agreement, dated November 18, 2001, between Bactolac Pharmaceutical Inc. and Pailla M. Reddy.

     31.1 Section 302 Certification of Chief Executive Officer


     31.2 Section 302 Certification of Chief Financial Officer


     32 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

(b)  REPORTS ON FORM 8-K

     None