Form 10QSB
period 2003-12-31
ADVANCED NUTRACEUTICALS INC/TX
filed 2004-02-17
CIK 913614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended December 31, 2003

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _____ to _____

                         Commission file number 0-26362

                          ADVANCED NUTRACEUTICALS, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

                 Texas                               76-0642336
                 -----                               ----------
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)


                       106 South University Blvd., Unit 14
                                Denver, CO 80209
                                ----------------
                    (Address of Principal Executive Offices)

                                 (303) 722-4008
                                 --------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes [X]   No  [ ]



      As of February 5, 2004 there were 4,992,789 shares of common stock,
                    $0.01 par value per share, outstanding.


Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No [X]

                          ADVANCED NUTRACEUTICALS, INC.
                                      Index

                         PART 1 - Financial Information

                                                                           Page

Item 1.    Financial Statements

           Advanced Nutraceuticals, Inc.

           Consolidated Balance Sheet at December 31, 2003                    3

           Consolidated Statements of Operations For the
                  Three Months Ended December 31, 2003 and 2002               4

           Condensed Consolidated Statements of Cash Flows
                  For the Three Months Ended December 31, 2003 and 2002       5

           Notes to Unaudited Condensed Consolidated Financial Statements     6

Item 2.    Management's Discussion and Analysis                               8

Item 3.    Controls and Procedures                                           10



                           PART II - Other Information

Item 6.    Exhibits and Reports on Form 8-K                                  10

Signatures                                                                   11




                          ADVANCED NUTRACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                                   (Unaudited)


                                     ASSETS
                                     ------

Current Assets:
    Cash and cash equivalents                                                           $     920,764
    Receivables, net                                                                        4,854,553
    Inventories                                                                             2,626,929
    Prepaid expenses and other assets                                                         128,488
                                                                                          -----------
       Total Current Assets                                                                 8,530,734


Property and equipment, net                                                                 4,507,298
Goodwill                                                                                    7,563,913
Other assets                                                                                  416,099
                                                                                          -----------
                                                                                        $  21,018,044
                                                                                        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
    Accounts payable                                                                    $   2,807,724
    Accrued compensation                                                                      101,171
    Accrued expenses and other liabilities                                                    112,880
    Credit facility                                                                           248,600
    Current portion of long-term debt                                                          76,635
                                                                                          -----------
            Total Current Liabilities                                                       3,347,010

Long-term debt:
    Credit facility                                                                         3,075,752
    Other long-term debt                                                                    2,314,193
                                                                                          -----------

Total Liabilities                                                                           8,736,955
                                                                                          -----------

Commitments and contingencies                                                                      --

Stockholders' Equity:
    Preferred stock; $.001 par value; 1,000,000 authorized; none outstanding                       --
    Common stock; $.01 par value; 20,000,000 shares authorized; 4,992,789
    outstanding                                                                                49,928
    Additional paid-in capital                                                             20,322,048
    Accumulated deficit                                                                    (8,090,887)
                                                                                           ----------
           Total Stockholders' Equity                                                      12,281,089
                                                                                           ----------
                                                                                        $  21,018,044
                                                                                        =============




See accompanying notes to unaudited condensed consolidated financial statements.

                          ADVANCED NUTRACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months
                                                         Ended December 31,
                                                        2003             2002
                                                        ----             ----
Net sales                                            $ 6,756,551    $ 6,637,736
Cost of sales                                          4,867,780      4,431,756
                                                     -----------    -----------

Gross profit                                           1,888,771      2,205,980

General and administrative expenses                    1,544,526      1,827,703
                                                     -----------    -----------

Operating income (loss)                                  344,245        378,277
                                                     -----------    -----------

Other income (expense):
       Interest expense                                 (180,656)      (167,701)
       Other, net                                         35,707          6,758
                                                     -----------    -----------
                                                        (144,949)      (160,943)
                                                     -----------    -----------

Income (loss) from operations before income
      tax expense                                        199,296        217,334
Income tax expense                                            --             --
                                                     -----------    -----------

Net income (loss)                                    $   199,296    $   217,334
                                                     ===========    ===========


Basic and diluted income (loss) per common share:
       Net income (loss)                             $      0.04    $      0.04
                                                     ===========    ===========

Weighted average common shares outstanding:
         Basic                                         4,992,789      4,992,789
         Diluted                                       5,001,834      5,178,086
                                                     ===========    ===========




See accompanying notes to unaudited condensed consolidated financial statements.



                          ADVANCED NUTRACEUTICALS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                       Three Months
                                                                     Ended December 31,
                                                              ----------------------------
                                                                   2003            2002
                                                                   ----            ----
Net cash provided by (used in) operating activities           $   (50,791)   $    748,629
Net cash provided by (used in) investing activities               (49,193)        170,034
Net cash provided by (used in) financing activities               (48,010)       (505,434)
                                                              -----------    ------------
Net increase (decrease) in cash and cash equivalents             (147,994)        413,229
Cash and cash equivalents at beginning of period                1,068,758         793,023
                                                              -----------    ------------
Cash and cash equivalents at end of period                    $   920,764    $  1,206,252
                                                              ===========    ============








See accompanying notes to unaudited condensed consolidated financial statements.

                          ADVANCED NUTRACEUTICALS, INC.
              NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS


INTERIM FINANCIAL STATEMENTS


     The accompanying financial statements of Advanced Nutraceuticals, Inc. (the "Company" or "ANI") have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2003, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K. Certain amounts in the Company's prior year financial statements have been reclassified to conform to the presentation used in the current year. The results of operations for the period ended December 31, 2003 are not necessarily an indication of operating results for the full year.


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


                                       Vitamins and   Pharmaceutical   Corporate \
                                        Supplements      Products       Overhead       Totals
                                       ------------   --------------  ------------   ---------
Three months ended December 31, 2003:
Net sales                               $  4,075       $  2,682       $     --       $  6,757
Gross profit                               1,329            560             --          1,889
General and administrative
   expenses                                  487            844            214          1,545
Operating income (loss)                      842           (284)          (214)           344
Interest expense                             (33)          (125)           (23)          (181)
Net income (loss)                            809           (405)          (205)           199
Capital expenditures                          49             --             --             49
Depreciation and amortization                 64             79              1            144
Identifiable assets                       14,343          6,433            242         21,018

Three months ended December 31, 2002:
Net sales                               $  3,081       $  3,557       $     --       $  6,638
Gross profit                               1,219            987             --          2,206
General and administrative
   expenses                                  534          1,099            195          1,828
Operating income (loss)                      685           (112)          (195)           378
Interest expense                             (29)          (135)            (4)          (168)
Net income (loss)                            656           (240)          (199)           217
Capital expenditures                          12              2             --             14
Depreciation and amortization                 53            138              1            192

Major Customers

     Other than as detailed under foreign sales, the Company's revenues are generated from customers located in the United States. One customer comprised more than 10% of the Company's sales for the three-month periods ended December 31, 2003 and 2002. That customer represented 16.3% and 19.5% of sales for the 2003 and 2002 periods.

Foreign Sales

     Export sales were approximately $335,000 and $510,000 for the three months ended December 31, 2003 and 2002. The Company has no foreign assets.

NOTE 2 - DEBT AGREEMENTS

     As of March 21, 2003, the Company completed the refinancing of its Senior Debt Facility with a new lender. The new debt agreement provides the Company with a $5.5 million facility, consisting of a $4.0 million revolver, a $1.0 million equipment term loan and a $500,000 equipment acquisition line. The three-year agreement which matures in March 2006, is collateralized by substantially all of the Company's assets, and bears interest at rates that fluctuate with the Prime Rate, with the revolver at 2% over prime (not to be less than a total rate of 6.5%) and the equipment lines at 4.75% over prime (not to be less than a total rate of 9.25%). As a result of the "floor" amount of the interest rates under the facility, those rates represented the period-end interest rates as well as the effective interest rates for the period. The term loan portion of the agreement requires monthly payments of principal totaling approximately $21,000. Due to the fact that the agreement extends for a three-year term, the obligation, other than the portion payable within the next twelve months, is classified as a long-term liability on the accompanying consolidated balance sheet. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures. As of December 31, 2003, the total balance outstanding under the facility, including $1,073,000 outstanding under the term loan portion, amounted to $3,324,000, of which $248,600 has been classified as a current liability.

NOTE 3 - STOCK BASED COMPENSATION AND EARNINGS PER SHARE

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based employee compensation plans. During the quarter ended December 31, 2003, the Company issued 30,000 options under its plans. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to its stock-based employee plans.


                                                     Three Months
                                                   Ended December 31,
                                                    2003       2002
                                                ---------    ---------
Net income (loss), as reported                  $ 199,000    $ 217,000
Add: Stock-based compensation
     expense included in reported net income
     (loss), net of related tax effects                --           --
Deduct:  Total stock-based employee compen-
   sation expense determined under fair value
   based method for awards granted, modified
   or settled, net of related tax effects         (52,000)     (49,000)
                                                ---------    ---------
Pro forma net income (loss)                     $ 147,000    $ 168,000
                                                =========    =========
Earnings (loss) per share:
   Basic and diluted - as reported              $    0.04    $    0.04
                                                =========    =========

   Basic and diluted - pro forma                $    0.03    $    0.03
                                                =========    =========

ITEM 2.

                          ADVANCED NUTRACEUTICALS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     Comparison of the Presented Results of Operations for the Three Months Ended December 31, 2003 to the Three Months Ended December 31, 2002.

     The Company's operations are conducted through two operating subsidiaries; Bactolac Pharmaceutical Inc. ("Bactolac"), a private label contract manufacturer of vitamins and supplements, and ANI Pharmaceuticals, Inc. ("ANIP"), a contract and private label manufacturer of over-the-counter liquid and powder pharmaceutical products.

     Net sales for the 2003 period increased $119,000 or 1.8% over the 2002 period. The increase was attributable to a $994,000 increase in the sales at Bactolac which was offset by an $875,000 decrease in sales at ANIP. The Bactolac increase consisted of increases in revenue to and sales of additional products to existing customers with the ANIP decrease attributable to reduced export sales and overall lower sales to existing customers for the period.

     Gross profit for the 2003 period decreased to $1,889,000, a $317,000 decrease over the 2002 amount. Gross profit as a percentage of net sales decreased to 28.0% in 2003, as compared to 33.2% in the 2002 period. Gross profit at Bactolac decreased to 32.6% from 39.6% in the 2002 period. The majority of the decline resulted from variations in the product mix during the period. Gross profits at the ANIP operation decreased to 20.9% in 2003 from 27.7% in the 2002 period primarily due to lower sales levels and changes in the customer and product mix.

     Total operating expenses decreased to $1,545,000 in 2003 from $1,828,000 in 2002. This represents a decrease of $283,000, or 15.5%. The majority of the decrease relates to lower variable sales and marketing expenses incurred, primarily commissions and freight expenses incurred due to the lower sales levels at ANIP.

     No income tax expense was recorded on the income for the three months ended December 31, 2003 and 2002, due to the net operating loss carry forwards available.

Liquidity and Capital Resources

     During the last two fiscal years, ANI has met its working capital and capital expenditure requirements, including funding for debt repayments, mainly through the net cash provided under the Company's revolving line of credit. Based upon recent revenue increases, primarily from growth at Bactolac and cost reductions that have been implemented, a significant portion of its current working capital needs are being met out of cash generated from operating activities. ANIP continues to incur losses as current monthly sales levels are still below amounts required to break-even at current margins and product mix. Management continues to closely monitor the performance of this subsidiary, while exploring possible alternative strategic opportunities to best enhance the performance and value of the Company. Management plans to continue to strive to restore profitability to meet currently anticipated funding requirements.

     At December 31, 2003, the Company had working capital of $5,184,000. Borrowings under the revolving portion of the secured credit facility totaled $2,251,000, with additional borrowings available of approximately $1,588,000, at that point, based upon accounts receivable and inventory levels. The Company's line of credit includes a $500,000 capital expenditure line that can be used for equipment additions in loan amounts exceeding $100,000 per advance, of which $243,000 was advanced during 2003.

     As of March 21, 2003, the Company completed the refinancing of its Senior Debt Facility with a new lender. The new debt agreement provides the Company with a $5.5 million facility, consisting of a $4.0 million revolver, a $1.0 million equipment term loan and a $500,000 equipment acquisition line. The three-year agreement which matures in March 2006, is collateralized by substantially all of the Company's assets, and bears interest at rates that fluctuate with the Prime Rate, with the revolver at 2% over prime (not to be less than a total rate of 6.5%) and the equipment lines at 4.75% over prime (not to be less than a total rate of 9.25%). As a result of the "floor" amount of the interest rates under the facility, those rates represented the period-end interest rates as well as the effective interest rates for the period. The term loan portion of the agreement requires monthly payments of principal totaling approximately $21,000. Due to the fact that the agreement extends for a three-year term, the obligation, other than the portion payable within the next twelve months, is classified as a long-term liability on the accompanying consolidated balance sheet. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures. As of December 31, 2003, the total balance outstanding under the facility, including $1,073,000 outstanding under the term loan portion, amounted to $3,324,000, of which $248,600 has been classified as a current liability.


Operating Activities

     Net cash flows from operating activities consumed approximately $51,000 in 2003 and generated approximately $749,000 in 2002. The net cash flow consumed in 2003 consisted primarily of approximately a $596,000 increase in accounts receivable combined with $235,000 increase in inventory and a $302,000 decrease in accrued expenses. This was offset by approximately a $655,000 increase in accounts payable and $144,000 in depreciation expense.

     The net cash flow generated in 2002, consisted primarily of approximately $480,000 increase in accounts payable, relating primarily to higher production in the period ended December 31, 2002, and an $180,000 increase in deferred revenue. This was offset by approximately $278,000 in increases to accounts receivable. In addition, net earnings of $217,000 combined with depreciation expense of $192,000 contributed to cash generated.


Investing Activities

     Investing activities consumed approximately $49,000 in 2003. This consisted of $49,000 in cash used for additions to equipment.

     Investing activities generated approximately $170,000 in 2002. This consisted of $184,000 collected on the NFLI Note receivable net of $14,000 in additions to equipment.

Financing Activities

     Financing activities consumed approximately $48,000 in 2003. This consisted mainly of net repayments under the Company's credit facility and other debt obligations.

     Financing activities consumed approximately $505,000 in 2002, primarily in net repayments under the Company's debt obligations.

     Capital expenditures, primarily for manufacturing and facility improvement costs for the fiscal year ending September 30, 2004, are anticipated to total approximately $250,000 to $400,000. It is expected that funding for the capital additions will be provided out of the new credit facility with a portion funded out of working capital.


Recent Accounting Pronouncements

Variable Interest Entities - In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities and in December 2003, FIN 46 was revised. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not have any variable interest entities, and therefore the adoption of the provisions of FIN 46 did not have any impact on the Company.

Financial Instruments - In May 2003 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations of the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. For existing financial instruments, SFAS No. 150 is effective at the beginning of the Company fiscal quarter commencing July 1, 2003. The Company has adopted the applicable provisions of SFAS No. 150, however, numerous provisions have been delayed and will be adopted in the future. Management believes that the adoption of the delayed provisions will not have a material impact on the Company's operations or financial condition.




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


Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner.

(b) Changes in Internal Controls

     There have been no significant changes made in the Company's internal controls or in other factors that have significantly affected internal controls subsequent to the Evaluation Date.


                            PART II OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

     (a)  Exhibits 31.1, 31.2 and 32 are furnished.

     (b)  Reports on Form 8-K.
          None

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



                                           ADVANCED NUTRACEUTICALS, INC.
                                                  (Registrant)

                                           By:  /s/ Jeffrey M. McGonegal
                                           -----------------------------
                                               Jeffrey G. McGonegal
                                         Senior Vice President--Finance and
                                             Chief Financial Officer
Dated:  February 17, 2004