Form 10QSB
period 2004-03-31
ADVANCED NUTRACEUTICALS INC/TX
filed 2004-05-18
CIK 913614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2004

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         As of May 12, 2004 there were 5,028,622 shares of common stock
                     $0.01 par value per share, outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          ADVANCED NUTRACEUTICALS, INC.
                                      Index

                         PART 1 - Financial Information

                                                                            Page

Item 1.    Unaudited Financial Statements

           Advanced Nutraceuticals, Inc.

           Consolidated Balance Sheet at March 31, 2004                      3

           Consolidated Statements of Operations for the Three and
                  Six Months Ended March 31, 2004 and 2003                   4

           Condensed Consolidated Statements of Cash Flows
                  For the Six Months Ended March 31, 2004 and 2003           5

           Notes to Unaudited Condensed Consolidated Financial Statements    6

Item 2.    Management's Discussion and Analysis                              9

Item 3.    Controls and Procedures                                          13



                           PART II - Other Information

Item 6.    Exhibits and Reports on Form 8-K                                 13

Signatures                                                                  14

                          ADVANCED NUTRACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (Unaudited)


                                     ASSETS
Current assets:
   Cash and cash equivalents                                       $    606,748
   Receivables, net                                                   3,484,096
   Inventories                                                        1,438,234
   Deferred tax asset                                                   800,000
   Prepaid expenses and other assets                                     38,616
                                                                   ------------

      Total Current Assets                                            6,367,694

Property and equipment, net                                           1,160,787
Goodwill                                                              7,563,913
Deferred tax asset                                                    1,200,000
Other assets                                                            201,428
                                                                   ------------

                                                                   $ 16,493,822
                                                                   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $  1,000,676
   Accrued compensation                                                 112,885
   Accrued expenses and other liabilities                               213,362
   Credit facility                                                      288,600
   Current portion of long-term debt                                     24,226
                                                                   ------------

      Total Current Liabilities                                       1,639,749
                                                                   ------------

Long-term debt:
   Credit facility                                                    1,573,131
   Other long-term debt                                                  12,653
                                                                   ------------
                                                                      1,585,784
                                                                   ------------

      Total Liabilities                                               3,225,533
                                                                   ------------

Commitments and contingencies                                                --

Stockholders' equity:
   Preferred stock; $.001 par value; 1,000,000
     shares authorized; none outstanding                                     --
   Common stock; $.01 par value; 20,000,000
     shares authorized; 4,992,789 issued and outstanding                 49,928
   Additional paid-in capital                                        20,322,048
   Accumulated deficit                                               (7,103,687)
                                                                   ------------

      Total Stockholders' Equity                                     13,268,289
                                                                   ------------

                                                                   $ 16,493,822
                                                                   ============



See accompanying notes to unaudited condensed consolidated financial statements.


                          ADVANCED NUTRACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             PERIODS ENDED MARCH 31,
                                   (Unaudited)

                                                   Three Months Ended             Six Months Ended
                                                   ------------------             ----------------
                                                  2004            2003          2004            2003
                                                  ----            ----          ----            ----
Net sales                                     $ 4,320,271    $ 3,148,786    $ 8,395,345    $ 6,229,554
Cost of sales                                   2,800,126      1,995,739      5,546,279      3,857,676
                                              -----------    -----------    -----------    -----------

    Gross profit                                1,520,145      1,153,047      2,849,066      2,371,878

General and administrative
  expenses                                        647,074        684,575      1,348,130      1,413,293
                                              -----------    -----------    -----------    -----------

    Operating income                              873,071        468,472      1,500,936        958,585

Other income (expense):
   Interest expense, net                          (71,471)       (67,742)      (127,488)      (107,245)
   Other, net                                      11,021             35         43,529          3,870
                                              -----------    -----------    -----------    -----------

    Income from continuing
     operations before income
     tax benefit                                  812,621        400,765      1,416,977        855,210

Income tax benefit                              1,303,000             --      1,303,000             --
                                              -----------    -----------    -----------    -----------

    Income from continuing
     operations                                 2,115,621        400,765      2,719,977        855,210
                                              -----------    -----------    -----------    -----------

Discontinued operations:
   Loss from discontinued                      (1,825,420)      (570,732)    (2,230,481)      (807,843)
     operations
   Income tax benefit - deferred                  697,000             --        697,000             --
                                              -----------    -----------    -----------    -----------
     Net loss from discontinued operations     (1,128,420)      (570,732)    (1,533,481)      (807,843)
                                              -----------    -----------    -----------    -----------

Net income (loss)                             $   987,201    $  (169,967)   $ 1,186,496    $    47,367
                                              ===========    ===========    ===========    ===========

Earnings (loss) per share:
   Basic:
     Continuing operations                    $       .42    $       .08    $       .54    $       .17
     Discontinued operations                         (.22)          (.11)          (.30)          (.16)
                                              -----------    -----------    -----------    -----------
     Net income (loss)                        $       .20    $      (.03)   $       .24    $       .01
                                              ===========    ===========    ===========    ===========
   Diluted:
     Continuing operations                    $       .42    $       .08    $       .54    $       .17
     Discontinued operations                         (.23)          (.11)          (.30)          (.16)
                                              -----------    -----------    -----------    -----------
     Net income (loss)                        $       .19    $      (.03)   $       .24    $       .01
                                              ===========    ===========    ===========    ===========

Weighted average common shares outstanding:
     Basic                                      4,992,789      4,992,789      4,992,789      4,992,789
                                              ===========    ===========    ===========    ===========
     Diluted                                    5,070,175      4,992,789      5,036,005      5,155,872
                                              ===========    ===========    ===========    ===========




See accompanying notes to unaudited condensed consolidated financial statements.




                          ADVANCED NUTRACEUTICALS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    Six Months Ended March 31,
                                                                    --------------------------
                                                                  2004                     2003
                                                                  ----                    ----
Net cash provided by (used in) operating activities:
         Continuing operations                               $   675,038              $   656,861
         Discontinued operations                                (514,122)                (470,822)
Net cash provided by (used in) investing activities:
         Continuing operations                                  (344,789)                 (69,809)
         Discontinued operations                               3,492,684                  244,981
Net cash provided by (used in) financing activities:
         Continuing operations                                   563,189                  (64,547)
         Discontinued operations                              (4,334,010)                (374,881)

                                                             -----------              -----------
Net increase (decrease) in cash and cash equivalents            (462,010)                 (78,217)
Cash and cash equivalents at beginning of period               1,068,758                  793,023
                                                             -----------              -----------
Cash and cash equivalents at end of period                   $   606,748              $   714,806
                                                             ===========              ===========





See accompanying notes to unaudited condensed consolidated financial statements.

                          ADVANCED NUTRACEUTICALS, INC.
              NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS


INTERIM FINANCIAL STATEMENTS


     The accompanying financial statements of Advanced Nutraceuticals, Inc. (the "Company" or "ANI") have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2004, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K. Certain amounts in the Company's prior year financial statements have been reclassified to conform to the presentation used in the current year. The results of operations for the period ended March 31, 2004 are not necessarily an indication of operating results for the full year.


NOTE 1--OPERATIONS AND MAJOR CUSTOMERS

     As described in Note 4, on March 23, 2004, the Company completed the sale of substantially all of the assets and operations of the Company's subsidiary, ANI Pharmaceuticals, Inc. ("ANIP") to an unrelated newly formed entity. The operations of ANIP are accounted for as a discontinued operation within these financial statements. The Company's operations are currently conducted through one operating subsidiary, Bactolac Pharmaceutical Inc. ("Bactolac"), a private label contract manufacturer of vitamins and supplements located in Hauppauge, New York. The Company determines its operating results consistent with its management reporting and consolidated accounting policies. All of the assets and operating results as presented in the accompanying financial statements from continuing operations are associated with the Bactolac operation.

         Major Customers

     Other than as detailed under foreign sales, the Company's revenues are generated from customers located in the United States. The following table summarizes sales to individual customers that comprised more than 10% of the Company's net sales for the six-month periods ended March 31.

      ---------------------------------------- -------------- --------------
                       Customer                    2004           2003
                       --------                    ----           ----
      ---------------------------------------- -------------- --------------
                           A                       15.3%          9.3%
      ---------------------------------------- -------------- --------------
                           B                       13.1%          13.9%
      ---------------------------------------- -------------- --------------
                           C                       12.7%          14.3%
      ---------------------------------------- -------------- --------------


         Foreign Sales

     Export sales were approximately $600,000 and $350,000 for the six-month periods ended March 31, 2004 and 2003. The Company has no foreign assets.

NOTE 2 - DEBT AGREEMENTS

     During March 2003, the Company completed the refinancing of its Senior Debt Facility with a new lender. The new debt agreement provided the Company with a $5.5 million facility, consisting of a $4.0 million revolver, a $1.0 million equipment term loan and a $500,000 equipment acquisition line. The three-year agreement which matures in March 2006, is collateralized by substantially all of the Company's assets, and bears interest at rates that fluctuate with the Prime Rate, with the revolver at 2% over prime (not to be less than a total rate of 6.5%) and the equipment lines at 4.75% over prime (not to be less than a total rate of 9.25%). As a result of the "floor" amount of the interest rates under the facility, those rates represented the period-end interest rates as well as the effective interest rates for the period. Due to the fact that the agreement extends for a three-year term, the obligation, other than the portion payable within the next twelve months, is classified as a long-term liability on the accompanying consolidated balance sheet. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures.

     Upon completion of the sale of ANIP, certain terms of the debt agreement were modified by an amendment to provide the Company with a $3.65 million facility, consisting of a $2.5 million revolver, a $650,000 equipment term loan and a $500,000 equipment acquisition line. Additionally, the term loan portion of the facility now provides for monthly principal payments of approximately $24,000, plus interest. All other terms of the facility remained unchanged.

     As of March 31, 2004, the total balance outstanding under the facility, including $861,000 outstanding under the term loan portion, amounted to $1,862,000, of which $289,000 has been classified as a current liability. Borrowings under the revolving portion of the secured credit facility totaled $1,001,000, with additional borrowings available of approximately $1,499,000, at that point, based upon accounts receivable and inventory levels.


NOTE 3 - STOCK BASED COMPENSATION AND EARNINGS PER SHARE

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based employee compensation plans. During the six months ended March 31, 2004, the Company issued 462,868 options under its plans. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to its stock-based employee plans, for the current periods ended.


                                                 Three Months Ended               Six Months Ended
                                                 ------------------               ----------------
                                                2004            2003            2004            2003
                                                ----            ----            ----            ----
Net income (loss), as reported               $   987,000    $  (170,000)   $   1,186,000    $   47,000
Deduct:  Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified or settled, net of related tax
effects                                          (53,000)       (49,000)         (75,000)      (98,000)

Pro forma net (loss)                         $   934,000    $  (219,000)   $   1,111,000    $  (51,000)

Earnings (loss) per share:
   Basic - as reported                       $       .20    $      (.03)   $         .24    $      .01
   Diluted - as reported                     $       .19    $      (.03)   $         .24    $      .01
   Basic - pro forma                         $       .19    $      (.04)   $         .22    $     (.01)
   Diluted - pro forma                       $       .18    $      (.04)   $         .22    $     (.01)


NOTE 4 - DISCONTINUED OPERATIONS

     On March 23, 2004, the Company completed the sale of substantially all of the assets and operations of the Company's subsidiary, ANI Pharmaceuticals, Inc. ("ANIP") to an unrelated newly formed entity. The terms of the sale were cash of approximately $3.4 million and the assumption by the buyer of approximately $1.7 million in liabilities, primarily trade accounts payable. The Company used the entire cash proceeds, net of closing expenses and a $250,000, escrow requirement, to repay the outstanding balance on the mortgage on the ANIP facility and the balance to reduce the Company's senior credit facility. As a result of the sale of the assets, the Company recorded a loss of approximately $1,348,000 less a deferred income tax benefit of $697,000. ANIP had previously been reported as a separate segment of the Company's business and was a contract and private label manufacturer of over-the-counter liquid and powder pharmaceutical products, primarily liquid stomach remedies, located in Gulfport, Mississippi. As a result of the sale of ANIP, the Company's consolidated financial statements and related notes thereto have been restated to present the operations of ANIP as discontinued operations. The Company now operates in only one segment.

     Certain information with respect to discontinued operations of ANIP for the six-month periods ended March 31 follows. The 2004 results are up to the date of sale.


                                                   2004                2003
                                                   ----                ----

     Net sales                                 $ 4,776,078         $ 6,523,587
                                               -----------         -----------
     Gross profit                                  921,283           1,539,394

     Operating expenses                          1,575,187           1,935,137
                                               -----------         -----------

     Operating loss                               (653,904)           (395,743)

     Other expenses, including interest           (228,466)           (412,100)
     Loss on disposal                           (1,348,111)                 --
                                               -----------         -----------

     Loss before income taxes                   (2,230,481)           (807,843)

     Income tax benefit - deferred                 697,000                  --
                                               -----------         -----------

     Net loss                                  $(1,533,481)        $  (807,843)
                                               ===========         ===========




NOTE 5 - INCOME TAXES

     As a result of the sale of the ANIP subsidiary, which historically had produced significant losses and caused the Company to report consolidated losses, the deferred tax benefit from the net operating losses had been fully reserved for. As a result of the sale of ANIP, management of the Company believes that it is more likely than not that the Company will be able to use the net operating losses and accordingly has reduced the reserve associated with the Company's regular net operating loss carry forward, resulting in a tax benefit during the six-month period of $1,303,000.

NOTE 6 - SUBSEQUENT EVENTS

     During April 2004, employees holding approximately 36,000 incentive stock options, exercised their options, resulting in approximately $35,400 in proceeds to the Company.

     During May 2004, Bactolac entered into a new lease for expanded facilities from an unrelated landlord, covering approximately 29,000 square feet in a facility adjoining the current property. The lease term is five years and requires initial rent payments of $13,292 per month.



ITEM 2.

                          ADVANCED NUTRACEUTICALS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     The Company's operations are currently conducted through one operating subsidiary, Bactolac Pharmaceutical Inc. ("Bactolac"), a private label contract manufacturer of vitamin and supplement products. As a result of the sale of ANIP the historical financial statements of the Company have been revised to reflect the operations of ANIP as a discontinued operation.

Comparison of the Presented Results of Operations for the Six Months Ended March 31, 2004 to the Six Months Ended March 31, 2003.

     Net sales for the 2004 period increased $2,166,000 or 34.8% over the 2003 period. The increase was attributable approximately 70% to sales of additional products to existing customers and 30% in sales to new customers.

     Gross profit for the 2004 period increased to $2,849,000, a $477,000 increase over the 2003 amount. Gross profit as a percentage of net sales decreased to 33.9% in 2004, as compared to 38.0% in the 2003 period. The majority of the change resulted from changes in the product mix during the period.

     Total operating expenses decreased to $1,348,000 in 2004 from $1,413,000 in 2003. This represents a decrease of $65,000, or 5.0%. The majority of the decrease relates to continued expense control programs instituted by management to improve profitability.

     As a result of the sale of the ANIP subsidiary, which historically had produced significant losses and caused the Company to report consolidated losses, the deferred tax benefit from the net operating losses had been fully reserved for. As a result of the sale of ANIP, management of the Company believes that it is more likely than not that the Company will be able to use the net operating losses and accordingly has reduced the reserve associated with the Company's regular net operating loss carry forward, resulting in a tax benefit during the six-month period of $1,303,000.

Comparison of the Presented Results of Operations for the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003.

     Net sales for the 2004 period increased $1,171,000 or 37.2% over the 2003 period. The increase was attributable approximately 70% to sales of additional products to existing customers and 30% in sales to new customers.

     Gross profit for the 2004 period increased to $1,520,000, a $367,000 increase over the 2003 amount. Gross profit as a percentage of net sales decreased to 35.2% in 2004, as compared to 36.6% in the 2003 period. The majority of the change resulted from changes in the product mix during the period, net of the higher sales levels in the 2004 period, which better absorbed certain fixed production expenses.

     Total operating expenses decreased to $647,000 in 2004 from $685,000 in 2003. This represents a decrease of $38,000, or 5.5%. The majority of the decrease relates to continued expense control programs instituted by management to improve profitability.

Discontinued Operations

     Net sales for the discontinued operation declined to $4,776,000, a $1,748,000 or 27% decline over the 2003 period. The reduction was due to lower sales to several existing customers combined with the fact that the 2004 operations are only recorded up to the date of the sale. Gross profit declined to 19.3% from 23.6% in 2003. The majority of the decline was due to the lower sales levels against relatively high fixed production costs. Operating expenses declined to $1,575,000, a $360,000 or 18.6% decline over the 2003 period. The decline was due to the shorter 2004 period up to the date of sale combined with lower depreciation expenses due to the impairment write-down that was recorded as of September 30, 2003, thereby reducing subsequent depreciation charges. The Company recognized a loss of $1,348,000 on the disposal of the ANIP assets and a deferred tax benefit of $697,000.

Liquidity and Capital Resources

     During the last two fiscal years, ANI has met its working capital and capital expenditure requirements, including funding for debt repayments, mainly through the net cash provided under the Company's credit facility. Following the sale of ANIP and the corresponding reduction in interest bearing debt and the elimination of the losses previously being incurred through ANIP, combined with recent revenue increases from growth at Bactolac and cost reductions that have been implemented, a significant portion of its current working capital needs are being met out of cash generated from operating activities.

     The agreement for the sale of ANIP included a provision for a potential adjustment to the purchase price depending upon the final adjusted net working capital as defined under the agreement. The buyer has the right to request an adjustment of the price if the final working capital is determined to be different from the seller's determination at closing. To date the buyer has not provided the Company with such a request, however the buyer may still do so, and the amount of any such potential request can not be determined and would be subject to agreement by the Company or resolution by an independent accounting firm.

     At March 31, 2004, the Company had working capital of $3,928,000. Borrowings under the revolving portion of the secured credit facility totaled $1,001,000, with additional borrowings available of approximately $1,499,000, at that point, based upon accounts receivable and inventory levels. The Company's line of credit includes a $500,000 capital expenditure line that can be used for equipment additions in loan amounts exceeding $100,000 per advance, of which $243,000 was advanced during 2003.

     As of March 21, 2003, the Company completed the refinancing of its senior debt facility with a new lender. The new debt agreement provided the Company with a $5.5 million facility, consisting of a $4.0 million revolver, a $1.0 million equipment term loan and a $500,000 equipment acquisition line. The three-year agreement which matures in March 2006, is collateralized by substantially all of the Company's assets, and bears interest at rates that fluctuate with the Prime Rate, with the revolver at 2% over prime (not to be less than a total rate of 6.5%) and the equipment lines at 4.75% over prime (not to be less than a total rate of 9.25%). As a result of the "floor" amount of the interest rates under the facility, those rates represented the period-end interest rates as well as the effective interest rates for the period. Due to the fact that the agreement extends for a three-year term, the obligation, other than the portion payable within the next twelve months, is classified as a long-term liability on the accompanying consolidated balance sheet. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures.

     Upon completion of the sale of ANIP, certain terms of the debt agreement were modified by an amendment to provide the Company with a $3.65 million facility, consisting of a $2.5 million revolver, a $650,000 equipment term loan and a $500,000 equipment acquisition line. Additionally, the term loan portion of the facility now provides for monthly principal payments of approximately $24,000, plus interest. All other terms of the facility remained unchanged.

     In connection with the continued expansion of the Bactolac business, the Company estimates that within the next six months additional capital will be required to fund equipment purchases and expansion into additional leased space. Such capital needs are estimated to be $250,000 to $400,000. It is expected that funding for the capital additions will be provided out of the credit facility with a portion funded out of working capital.


Operating Activities


    Net cash flows from continuing operating activities provided approximately $675,000 in 2004 and approximately $656,000 in 2003. The net cash flow provided in 2004, resulted primarily from the $2,720,000 income from continuing operations plus the non-cash depreciation and amortization of $126,000, less the deferred tax benefit recorded of $1,303,000. This was reduced by a $755,000 increase in accounts receivable and a $178,000 increase in inventories to support the higher sales levels.

     The net cash flow generated in 2003 resulted primarily from the $855,000 income from continuing operations plus the non-cash depreciation and amortization of $71,000. This was reduced by a $407,000 increase in accounts receivable and a $281,000 increase in inventories, net of a decrease of $223,000 in accounts payable and accrued expenses.

     Discontinued operations consumed $514,000 in 2004 and $471,000 in 2003. The majority of this related to the net loss incurred during the periods net of the changes in working capital items.


Investing Activities

     Investing activities from continuing operations consumed approximately $345,000 in 2004. This consisted of $204,000 in additions to equipment, with the balance used for additions to other assets.

     Investing activities consumed approximately $70,000 in 2003. This consisted of $184,000 collected on a note received in connection with the June 2001 sale of a former subsidiary, Nutrition for Life International, Inc., less $40,000 of cash was used for additions to equipment and $214,000 was used for loan closing costs.

     Discontinued operations provided approximately $3,493,000 in 2004 and $245,000 in 2003. The 2004 amount related primarily to the proceeds from the sale of ANIP and the 2003 amount related to the proceeds from the sale of equipment at ANIP.

Financing Activities

     Financing activities from continuing operations generated approximately $563,000 in 2004 and consumed $65,000 in 2003. This consisted primarily of net borrowings and repayments under the Company's debt obligations.

         Discontinued operations consumed approximately $4,334,000 in 2004 and $375,000 in 2003. These amounts consisted primarily of repayments under the Company's debt obligations for ANIP.


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


                            PART II OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits 31.1, 31.2 and 32 are furnished.

     (b)   The following Form 8-K reports were filed during the period.


           On March 23, 2004, the Company filed an 8-K Report, reporting under Items 7 and 9, the issuance of a press release announcing the sale of the Company's subsidiary and information about a previously announced reverse split of its common stock.

           On March 29, 2004, the Company filed an 8-K Report, reporting under Items 7 and 9, the issuance of a press release announcing cancellation of its previously announced reverse split of common stock.

           On April 2, 2004, the Company filed an 8-K Report, reporting under Items 2 and 7, information about the recently completed sale of the Company's subsidiary.

           On April 16, 2004, the Company filed an 8-K Report, reporting under Items 5 and 7, information about a Corporate Update being distributed by the Company.

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



                                           ADVANCED NUTRACEUTICALS, INC.
                                                  (Registrant)

                                           By:  /s/ Jeffrey G. McGonegal
                                           -----------------------------
                                               Jeffrey G. McGonegal
                                         Senior Vice President--Finance and
                                             Chief Financial Officer
Dated:  May 18, 2004