Form 10QSB
period 2004-06-30
ADVANCED NUTRACEUTICALS INC/TX
filed 2004-08-13
CIK 913614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2004

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of August 9, 2004 there were 5,097,830 shares of common stock $0.01 par value per share, outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          ADVANCED NUTRACEUTICALS, INC.
                                      Index

                         PART 1 - Financial Information

                                                                            Page

Item 1.    Unaudited Financial Statements


           Consolidated Balance Sheet at June 30, 2004                       3

           Consolidated Statements of Operations for the Three and
                  Nine Months Ended June 30, 2004 and 2003                   4

           Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended June 30, 2004 and 2003           5

           Notes to Unaudited Condensed Consolidated Financial Statements    6

Item 2.    Management's Discussion and Analysis                              9

Item 3.    Controls and Procedures                                          13



                           PART II - Other Information

Item 6.    Exhibits and Reports on Form 8-K                                 13

Signatures                                                                  14

                          ADVANCED NUTRACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (Unaudited)


                                     ASSETS
Current assets:
   Cash and cash equivalents                                       $  1,354,570
   Receivables, net                                                   3,343,055
   Inventories                                                        1,377,503
   Deferred tax asset                                                   800,000
   Prepaid expenses and other assets                                     67,081
                                                                   ------------
      Total Current Assets                                            6,942,209

Property and equipment, net                                           1,105,550
Goodwill                                                              7,563,913
Deferred tax asset                                                    1,025,000
Other assets                                                            230,039
                                                                   ------------
                                                                   $ 16,866,711
                                                                   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $    923,611
   Accrued compensation                                                  40,576
   Accrued expenses and other liabilities                                64,909
   Credit facility                                                      288,600
   Current portion of long-term debt                                     21,184
                                                                   ------------
      Total Current Liabilities                                       1,338,880
                                                                   ------------

Long-term debt:
   Credit facility                                                    1,789,430
   Other long-term debt                                                   8,918
                                                                   ------------
                                                                      1,798,348
                                                                   ------------
      Total Liabilities                                               3,137,228
                                                                   ------------

Commitments and contingencies                                                --

Stockholders' equity:
   Preferred stock; $.001 par value; 1,000,000
     shares authorized; none outstanding                                     --
   Common stock; $.01 par value; 20,000,000
     shares authorized; 5,097,830 issued and outstanding                 50,280
   Additional paid-in capital                                        20,356,979
   Accumulated deficit                                               (6,677,776)
                                                                   ------------
      Total Stockholders' Equity                                     13,729,483
                                                                   ------------
                                                                   $ 16,866,711
                                                                   ============



See accompanying notes to unaudited condensed consolidated financial statements.

                          ADVANCED NUTRACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             PERIODS ENDED JUNE 30,
                                   (Unaudited)

                                                   Three Months Ended             Nine Months Ended
                                                   ------------------             ----------------
                                                  2004            2003          2004            2003
                                                  ----            ----          ----            ----
Net sales                                     $ 4,797,628    $ 3,205,709    $13,192,973    $ 9,435,262
Cost of sales                                   3,454,729      2,021,579      9,001,008      5,879,255
                                              -----------    -----------    -----------    -----------

    Gross profit                                1,342,899      1,184,130      4,191,965      3,556,007

General and administrative
  expenses                                        754,822        618,269      2,102,951      2,031,639
                                              -----------    -----------    -----------    -----------

    Operating income                              588,077        565,861      2,089,014      1,524,368

Other income (expense):
   Interest expense, net                          (86,081)       (71,858)      (213,569)      (179,239)
   Other, net                                       1,340             --         44,867          4,084
                                              -----------    -----------    -----------    -----------
    Income from continuing
     operations before income
     tax benefit                                  503,336        494,003      1,920,312      1,349,213

Income tax (expense) benefit                     (175,000)            --      1,128,000             --
                                              -----------    -----------    -----------    -----------
    Income from continuing
     operations                                   328,336        494,003      3,048,312      1,349,213
                                              -----------    -----------    -----------    -----------

Discontinued operations:
   Income (loss) from discontinued
     operations                                   97,575       (569,288)    (2,132,906)    (1,377,131)
   Income tax benefit - deferred                      --             --         697,000             --
                                              -----------    -----------    -----------    -----------
     Net gain/(loss) from discontinued
          operations                               97,575       (569,288)    (1,435,906)    (1,377,131)
                                              -----------    -----------    -----------    -----------

Net income (loss)                             $   425,911    $   (75,285)   $ 1,612,406    $   (27,918)
                                              ===========    ===========    ===========    ===========
Earnings (loss) per share:
   Basic:
     Continuing operations                    $       .07    $      .10    $       .61    $       .27
     Discontinued operations                          .02          (.12)          (.29)          (.28)
                                              -----------    -----------    -----------    -----------
     Net income (loss)                        $       .09    $     (.02)   $       .32    $      (.01)
                                              ===========    ===========    ===========    ===========
   Diluted:
     Continuing operations                    $       .05    $      .10    $       .55    $       .27
     Discontinued operations                          .02          (.12)          (.26)          (.28)
                                              -----------    -----------    -----------    -----------
     Net income (loss)                        $       .07    $     (.02)   $       .29    $      (.01)
                                              ===========    ===========    ===========    ===========
Weighted average common shares outstanding:
     Basic                                      5,031,858      4,992,789      5,005,764      4,992,789
                                              ===========    ===========    ===========    ===========
     Diluted                                    6,072,909      4,992,789      5,580,258      4,992,789
                                              ===========    ===========    ===========    ===========




See accompanying notes to unaudited condensed consolidated financial statements.




                          ADVANCED NUTRACEUTICALS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    Nine Months Ended June 30,
                                                                    --------------------------
                                                                  2004                     2003
                                                                  ----                    ----
Net cash provided by (used in) operating activities:
         Continuing operations                               $ 1,324,518              $ 1,263,293
         Discontinued operations                                (514,122)                (436,531)
Net cash provided by (used in) investing activities:
         Continuing operations                                  (157,441)                (205,289)
         Discontinued operations                               3,277,464                  239,563
Net cash provided by (used in) financing activities:
         Continuing operations                                   714,235               (1,052,781)
         Discontinued operations                              (4,334,010)                (324,252)

                                                             -----------              -----------
Net increase (decrease) in cash and cash equivalents             310,644                 (515,997)
Cash and cash equivalents at beginning of period               1,043,926                  717,866
                                                             -----------              -----------
Cash and cash equivalents at end of period                   $ 1,354,570              $   201,869
                                                             ===========              ===========





See accompanying notes to unaudited condensed consolidated financial statements.

                          ADVANCED NUTRACEUTICALS, INC.
              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


INTERIM FINANCIAL STATEMENTS


     The accompanying financial statements of Advanced Nutraceuticals, Inc. (the "Company" or "ANI") have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2004, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K. Certain amounts in the Company's prior year financial statements have been reclassified to conform to the presentation used in the current year. The results of operations for the period ended June 30, 2004 are not necessarily an indication of operating results for the full year.


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

         Major Customers

     Other than as detailed under foreign sales, the Company's revenues are generated from customers located in the United States. The following table summarizes sales to individual customers that comprised more than 10% of the Company's net sales for the nine-month periods ended June 30.

      ---------------------------------------- -------------- --------------
                       Customer                    2004           2003
                       --------                    ----           ----
      ---------------------------------------- -------------- --------------
                           A                       14.9%           9.9%
      ---------------------------------------- -------------- --------------
                           B                       13.2%          15.1%
      ---------------------------------------- -------------- --------------
                           C                       10.5%          14.0%
      ---------------------------------------- -------------- --------------


         Foreign Sales

     Export sales were approximately $1,150,000 and $650,000 for the nine-month periods ended June 30, 2004 and 2003. The Company has no foreign assets.

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

     As of June 30, 2004, the total balance outstanding under the facility, including $789,000 outstanding under the term loan portion, amounted to $2,078,000, of which $289,000 has been classified as a current liability. Borrowings under the revolving portion of the secured credit facility totaled $1,290,000, with additional borrowings available of approximately $1,210,000, at June 30, 2004, based upon accounts receivable and inventory levels.


NOTE 3 - STOCK BASED COMPENSATION AND EARNINGS PER SHARE

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based employee compensation plans. During the nine months ended June 30, 2004, the Company issued 462,868 options under its plans at exercise prices equal to or greater than the quoted market price of the Company's stock. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to its stock-based employee plans, for the current periods ended.


                                                 Three Months Ended               Nine Months Ended
                                                 ------------------               ----------------
                                                2004            2003            2004            2003
                                                ----            ----            ----            ----
Net income (loss), as reported               $   426,000    $   (75,000)   $   1,612,000    $  (28,000)
Deduct:  Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified or settled, net of related tax
effects                                          (15,000)       (14,000)         (90,000)     (112,000)
                                                 --------       -------         --------       --------

Pro forma net income (loss)                  $   411,000    $   (89,000)   $   1,522,000    $ (140,000)
                                             ===========    ============   =============    ===========

Earnings (loss) per share:
   Basic - as reported                       $       .09    $      (.02)   $         .32    $     (.01)
   Diluted - as reported                     $       .07    $      (.02)   $         .29    $     (.01)
   Basic - pro forma                         $       .08    $      (.02)   $         .30    $     (.03)
   Diluted - pro forma                       $       .07    $      (.02)   $         .27    $     (.03)


NOTE 4 - DISCONTINUED OPERATIONS

      On March 23, 2004, the Company completed the sale of substantially all of the assets and operations of the Company's subsidiary, ANIP to an unrelated newly formed entity. The terms of the sale were cash of approximately $3.4 million and the assumption by the buyer of approximately $1.7 million in liabilities, primarily trade accounts payable. The Company used the entire cash proceeds, net of closing expenses and a $250,000 escrow requirement, to repay the outstanding balance on the mortgage on the ANIP facility and the balance to reduce the Company's senior credit facility. As a result of the sale of the assets, the Company recorded a loss of approximately $1,251,000 net of a deferred income tax benefit of $697,000. During the quarter ended June 30, 2004, the net loss from discontinued operations was reduced by $97,575, which primarily represents an estimated adjustment to the sales price. ANIP had previously been reported as a separate segment of the Company's business and was a contract and private label manufacturer of over-the-counter liquid and powder pharmaceutical products, primarily liquid stomach remedies, located in Gulfport, Mississippi. As a result of the sale of ANIP, the Company's consolidated financial statements and related notes thereto have been revised to present the operations of ANIP as discontinued operations. The Company now operates in only one segment.

     Certain information with respect to discontinued operations of ANIP for the nine-month periods ended June 30 follows. The 2004 results are up to the date of sale.
                                                   2004                2003
                                                   ----                ----

     Net sales                                 $ 4,776,078         $ 9,033,803
                                               -----------         -----------
     Gross profit                                  921,283           2,423,420

     Operating expenses                          1,575,187           3,281,638
                                               -----------         -----------

     Operating loss                               (653,904)           (858,218)

     Other expenses, including interest           (228,466)           (518,913)
     Loss on disposal                           (1,250,536)                 --
                                               -----------         -----------

     Loss before income taxes                   (2,132,906)         (1,377,131)

     Income tax benefit - deferred                 697,000                  --
                                               -----------         -----------

     Net loss                                  $(1,435,906)        $(1,377,131)
                                               ===========         ===========

The agreement for the sale of ANIP included a provision for a potential adjustment to the purchase price depending upon the final adjusted net working capital as defined under the agreement. The buyer has the right to request an adjustment of the price if the final working capital is determined to be different from the seller's determination at closing. The buyer has provided the Company with an adjustment and the Company is currently reviewing the computation. Based upon the computation received, the Company does not believe that the final settlement of the working capital adjustment will be significant to the Company. Should the Company and the buyer be unable to reach a final agreement on the working capital adjustment resolution through an independent accounting firm is provided for under the agreement.


NOTE 5 - INCOME TAXES

     As a result of the sale of the ANIP subsidiary, which historically had produced significant losses and caused the Company to report consolidated losses, the deferred tax benefit from the net operating losses had been fully reserved for. As a result of the sale of ANIP, management of the Company believes that it is more likely than not that the Company will be able to use the net operating losses and accordingly has reduced the allowance associated with the Company's regular net operating loss carry forward, resulting in a tax benefit during the six-month period ended March 31, 2004 of $1,303,000.

     For the three months ended June 30, 2004, the Company recorded income tax expense of $175,000. The income tax expense relates to deferred income taxes, as no current income taxes are payable. For the nine-month period the net tax benefit totaled $1,128,000.

                                        8
NOTE 6 - STOCKHOLDERS' EQUITY

     During April 2004, employees holding approximately 36,000 incentive stock options, exercised their options, resulting in approximately $35,300 in proceeds to the Company.

     During June 2004, the holders of 75,000 warrants, exchanged their warrants on a cashless basis for 68,653 shares of the Company's common stock.


NOTE 7 - COMMITMENTS

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

Comparison of the Presented Results of Operations for the Nine Months Ended June 30, 2004 to the Nine Months Ended June 30, 2003.

     Net sales for the 2004 period increased $3,758,000 or 39.8% over the 2003 period. The increase was attributable approximately 57% to sales of additional products to existing customers and 43% in sales to new customers.

     Gross profit for the 2004 period increased to $4,192,000, a $636,000 increase over the 2003 amount. Gross profit as a percentage of net sales decreased to 31.8% in 2004, as compared to 37.7% in the 2003 period. The majority of the change resulted from changes in the product mix during the period, combined with certain start-up costs associated with beginning sales to new customers.

     Total operating expenses increased to $2,103,000 in 2004 from $2,032,000 in 2003. This represents an increase of $71,000, or 3.5%. The increase relates primarily to increased costs associated with the higher sales levels.

     As a result of the sale of the ANIP subsidiary, which historically had produced significant losses and caused the Company to report consolidated losses, the deferred tax benefit from the net operating losses had been fully allowed for. As a result of the sale of ANIP, management of the Company believes that it is more likely than not that the Company will be able to use the net operating losses and accordingly has reduced the allowance associated with the Company's regular net operating loss carry forward, resulting in a net tax benefit recorded during the nine-month period of $1,128,000.

Comparison of the Presented Results of Operations for the Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003.

     Net sales for the 2004 period increased $1,592,000 or 49.7% over the 2003 period. The increase was attributable approximately 43% to sales of additional products to existing customers and 57% in sales to new customers.

     Gross profit for the 2004 period increased to $1,343,000, a $159,000 increase over the 2003 amount. Gross profit as a percentage of net sales decreased to 28.0% in 2004, as compared to 36.9% in the 2003 period. The majority of the change resulted from changes in the product mix during the period, combined with certain start-up costs associated with beginning sales to new customers .

     Total operating expenses increased to $755,000 in 2004 from $618,000 in 2003. This represents an increase of $137,000, or 22.1%. The increase relates primarily to increased costs associated with the higher sales levels.

Discontinued Operations

     Net sales for the discontinued operation declined to $4,776,000, a $4,258,000 or 47% decline over the 2003 period. The reduction was due to lower sales to several existing customers combined with the fact that the 2004 operations are only recorded up to the date of the sale. Gross profit declined to 19.3% from 26.8% in 2003. The majority of the decline was due to the lower sales levels against relatively high fixed production costs. Operating expenses declined to $1,575,000, a $1,706,000 or 52% decline over the 2003 period. The decline was due to the shorter 2004 period up to the date of sale combined with lower depreciation expenses due to the impairment write-down that was recorded as of September 30, 2003, thereby reducing subsequent depreciation charges. The Company recognized a loss of $1,251,000 on the disposal of the ANIP assets net of a deferred tax benefit of $697,000.

Liquidity and Capital Resources

     During the last two fiscal years, ANI has met its working capital and capital expenditure requirements, including funding for debt repayments, mainly through the net cash provided under the Company's credit facility. Following the sale of ANIP and the corresponding reduction in interest bearing debt and the elimination of the losses previously being incurred through ANIP, combined with recent revenue increases from growth at Bactolac, a significant portion of ANI's current working capital needs are being met out of cash generated from operating activities.

     The agreement for the sale of ANIP included a provision for a potential adjustment to the purchase price depending upon the final adjusted net working capital as defined under the agreement. The buyer has the right to request an adjustment of the price if the final working capital is determined to be different from the seller's determination at closing. The buyer has provided the Company with an adjustment and the Company is currently reviewing the computation. Based upon the computation received, the Company does not believe that the final settlement of the working capital adjustment will be significant to the Company. Should the Company and the buyer be unable to reach a final agreement on the working capital adjustment resolution through an independent accounting firm is provided for under the agreement.

     At June 30, 2004, the Company had working capital of $5,603,000. Borrowings under the revolving portion of the secured credit facility totaled $1,290,000, with additional borrowings available of approximately $1,210,000, at June 30, 2004 , based upon accounts receivable and inventory levels. The Company's credit facility includes a $500,000 capital expenditure line that can be used for equipment additions in loan amounts exceeding $100,000 per advance, of which $243,000 was advanced during 2003.

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


Operating Activities -

     Net cash flows from continuing operating activities provided approximately $1,325,000 in 2004 and approximately $1,263,000 in 2003. The net cash flow provided in 2004, resulted primarily from the $3,048,000 income from continuing operations plus the non-cash depreciation and amortization of $194,000, less the deferred tax benefit recorded of $1,128,000. This was reduced by a $627,000 net increase in accounts receivable and a $118,000 increase in inventories to support the higher sales levels.

     The net cash flow generated in 2003 resulted primarily from the $1,349,000 income from continuing operations plus the non-cash depreciation and amortization of $160,000 and a $229,000 net decrease in accounts receivable. A $209,000 increase in inventories and a $128,000 decrease in accounts payable and accrued expenses consumed cash.

     Discontinued operations consumed $514,000 in 2004 and $437,000 in 2003. The majority of this related to the net loss incurred during the periods net of the changes in working capital items.


Investing Activities

     Investing activities from continuing operations consumed approximately $157,000 in 2004 for additions to equipment.

     Investing activities consumed approximately $205,000 in 2003 principally related to equipment additions.

     Discontinued operations generated approximately $3,277,000 in 2004 and $240,000 in 2003. The 2004 amount related primarily to the sale of ANIP and the 2003 amount related to the sale of equipment.

Financing Activities

     Financing activities from continuing operations generated approximately $714,000 in 2004 and consumed $1,053,000 in 2003. This consisted primarily of net borrowings and repayments under the Company's debt obligations plus in 2004 $35,300 in proceeds from the sale of common stock.

     Discontinued operations consumed approximately $4,334,000 in 2004 and $324,000 in 2003. These amounts consisted primarily of debt repayments following the ANIP sale in 2004 and net borrowings under the Company's debt obligations for ANIP in 2003.


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


   CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

     Certain statements in Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. Please see the "Cautionary Note Regarding Forward-Looking Statements" on page 2 of the Company's Form 10-K for the year ended September 30, 2003 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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


          On May 19, 2004, the Company filed an 8-K Report, reporting under Items 5, 7 and 12, the issuance of a press release announcing its second quarter results and other corporate developments.

          On June 2, 2004, the Company filed an 8-K Report, reporting under Items 5 and 7, information about a Corporate Update being distributed by the Company.

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



                                           ADVANCED NUTRACEUTICALS, INC.
                                                  (Registrant)

                                           By:  /s/ Jeffrey G. McGonegal
                                           -----------------------------
                                               Jeffrey G. McGonegal
                                         Senior Vice President--Finance and
                                             Chief Financial Officer
Dated:  August 13, 2004