Form 10KSB
period 2004-09-30
ADVANCED NUTRACEUTICALS INC/TX
filed 2005-01-13
CIK 913614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 30, 2004

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition Period from  ________ to ________

                         Commission file number 0-26362
                                                -------

                          ADVANCED NUTRACEUTICALS, INC.
             ------------------------------------------------------
              (Exact name of small business issuer in its charter)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X]   No[]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant had revenues of $17,638,850 for its most recent fiscal year ended September 30, 2004.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 30, 2004 was $5,790,000.

The number of shares outstanding of the Registrant's common stock on December 30, 2004 was 5,097,830.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. Actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, changes in business conditions, the general economy, competition, changes in product offerings, as well as regulatory developments that could cause actual results to vary materially from the future anticipated results indicated, expressed or implied, in such forward-looking statements. The Company disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date hereof.


                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

Advanced Nutraceuticals, Inc. ("ANI" or the "Company"), www.advancednutraceuticals.com or www.anii.cc, a holding company, organized in March 2000, has one operating subsidiary, Bactolac Pharmaceutical Inc. ("Bactolac"), a private label contract manufacturer of vitamins and supplements. Information contained on the Company's and its subsidiary's web sites do not comprise a part of this Form 10-KSB.

Bactolac, located in Hauppauge, New York, was founded in 1995 and is engaged in the formulation, manufacturing, coating and packaging of encapsulated and compressed tablets and powder blended vitamins and related nutritional supplements. To support continuing sales increases at Bactolac, in the fall of 2000, its operations were moved to a state of the art, approximately 32,700 square foot facility. Recent investments in high-tech lab equipment, high speed manufacturing equipment, in-house thin film coating equipment and flexible packaging equipment have resulted in faster turn around times and greater control of the quality and production processes. During the third quarter of fiscal 2004, Bactolac entered into a five-year lease with an unrelated party for an additional 29,000 sq. ft. facility, to provide additional manufacturing, materials handling and lab space in a building adjacent to the existing facility. Bactolac provides private label contract manufacturing services, with over 1,000 different formulations of vitamins and supplements to various companies engaged in the marketing and distribution of vitamins, mineral supplements, herbs and other health and nutrition consumer products.

Bactolac's growth and profitability have been driven by its reputation for creating exciting, innovative formulas including weight loss, sport nutrition, energy products, antioxidants, formulas designed specifically for men, women and children, stress formulas, relaxation formulas, life extension, immune enhancement, brain products, cleansing products, cholesterol products, liver formulas, heart formulas and hundreds of herbal remedies. Additionally, Bactolac custom formulates products in response to, and in conjunction with, customer demand. Bactolac strives to provide high quality nutritional products that promote the health and vitality of its users.

On March 23, 2004, the Company completed the sale of substantially all of the assets and operations of the Company's subsidiary, ANI Pharmaceuticals, Inc. ("ANIP"), formerly also referred to as ASHCO, to an unrelated third party. The historical operations and results of the sale transaction of ANIP are accounted for as a discontinued operation within the accompanying consolidated financial statements.

The Company's near term strategy is to continue to grow its Bactolac subsidiary, thereby improving the Company's financial position, generating positive cash flow, and becoming consistently profitable. The Company believes it can successfully implement this strategy by continuing in its aggressive efforts to obtain new customers, focusing on expanded sales opportunities with its existing customers and through emphasizing its competitive manufacturing operations while at the same time maintaining a stringent cost containment program. The Company may also consider strategic acquisition opportunities in the manufacturing and distribution segments of the nutritional industry. The Company intends to continue to consider other strategic initiatives to enhance shareholder value.

FINANCIAL INFORMATION ABOUT THE COMPANY'S BUSINESS SEGMENTS

Following the completion of the sale of ANIP in March 2004, the Company now operates in one segment. Bactolac is a private label contract manufacturer of vitamins and supplements located in Hauppauge, New York. The Company is committed to providing high quality products including the application of Good Manufacturing Practices ("GMP") practices at its facilities. Additional financial information can be found in ITEM 7, FINANCIAL STATEMENTS.

Vitamin and Supplement Segment

Bactolac manufactures a comprehensive assortment of vitamin, mineral and nutritional supplement products, which include a variety of vitamins, glucosumine beta carotene, magnesium, folic acid, calcium and potassium, as well as various herbs such as Echinacea, St. John's Wort, Ginko Biloba, Saw Palmetto, Ginseng, and various multivitamin combinations, with no single product generating a sales concentration.

The Company has the capacity to produce millions of tablets per day using technologically advanced high-speed manufacturing equipment. During 2002 and 2003 Bactolac increased its production capacity through additional equipment purchases as well as vertically integrating processes that had previously been performed by outside subcontractors.

Capital expenditures at Bactolac during 2004 approximated $243,000. Capital expenditures at Bactolac over the past three years have resulted in significantly higher production capacity, with shorter production turnaround times, combined with higher levels of quality control. Bactolac custom formulates products in response to, and in conjunction with, customer demand. The Company also has developed a fully automated packaging line and has recently completed an in-house thin film coating line.

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

Bactolac generated net sales of $17,639,000 and $12,794,000 for the years ended September 30, 2004 and 2003. The top three unrelated customers accounted for approximately 39% of Bactolac's net sales for each of the fiscal years ended September 30, 2004 and 2003. Seasonality is generally not a major factor in Bactolac's business, except that revenues during late summer and fall are typically slightly higher than other periods. Backlog of open orders at Bactolac is fairly short term in nature due to quick production turn around, with recent backlog less than one month's sales.

Customers and Markets

The Company manufactures a broad range of products and uses a variety of methods to market and sell its products and services including experienced sales personnel, word of mouth referrals from one customer to another, contract sales representatives, trade show participation, and press publicity, as well as web site exposure and reliance on name recognition and long standing reputation in the industry.

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

The Company's operations are subject to the risks normally associated with manufacturing vitamins and nutritional products, including shortage of certain raw materials.

Financial Information Relating to Export Sales - Continuing Operations:

For the year ended September 30, 2004, sales to unaffiliated customers totaled $17,639,000. Of this total, $1,123,000 related to customers in Russia. For the year ended September 30, 2003, sales to unaffiliated customers totaled $12,794,000. Of this total, $574,000 related to a customer in Russia. All identifiable assets as of September 30, 2004 were located in the United States.


Research and Development

The primary areas of the Company's research and development activities are focused in working with customers in the development of new products and expansion of the product line offerings for the private label market. Such assistance is normally in the form of product component identification and formulation, as well as product and packaging trends. In addition, as part of its quality control procedures, the Company produces pilot or sample runs of product formulation prototypes to ensure stability and/or efficacy and to determine ingredient interaction. The Company has implemented quality control procedures to verify that all products comply with established specifications and standards in compliance with both United States Pharmacopoeia ("USP") and GMP promulgated by the Food and Drug Administration ("FDA"). Research of this type is a part of the internal overhead operating expenses incurred by the Company and the associated incremental outside costs of research and development activities have not been significant to date.

Competition

The Company's products are sold primarily in domestic as well as limited foreign markets in competition with other private label manufacturing and marketing companies. The vitamin and nutritional supplement industries are highly competitive, and competition continues to increase. Competition for the sale of products comes from many sources, including companies that sell nutraceuticals to supermarkets, large chain discount retailers, drug store chains and independent drug stores, health food stores, and others who sell to wholesalers, as well as mail order vendors, electronic commerce and network marketing companies. The Company does not believe it is possible to accurately estimate the number or size of its many competitors, as the vitamin industry is largely privately held and highly fragmented.

The Company believes the industries it operates in continue to see significant changes through merger and acquisition consolidations, as well as contractions due to a general slowing of the prior growth trend. Many industry experts expect this trend to continue for the foreseeable future in food and nutrition companies, multilevel marketing and direct marketing organizations and electronic commerce firms.

Based on industry data, the botanicals and supplements industry is experiencing a trend of slowed to contracting growth. The industry, while still estimated at approximately $20 billion annually, is believed to be moving into a mature stage where greater price pressure and modest market expansion will continue to increase competition.

Employees

At September 30, 2004, the Company employed 86 full time and 2 part-time employees in its operations, with Bactolac employing 84 people and four employed (2 full-time and 2 part-time) in holding company executive management. The employees at Bactolac are engaged in management and sales, quality control, production and administration.

The Company has never experienced a work stoppage, and none of its employees is currently represented by a union or any other form of collective bargaining unit. The Company believes its relations with its employees are good.

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

Discontinued Operations - ANIP

On March 23, 2004, the Company completed the sale of substantially all of the assets and operations of the Company's subsidiary, ANIP, to an unrelated third party. In connection with the sale the Company received cash of approximately $3.4 million and the buyer assumed approximately $1.7 million in liabilities, primarily trade accounts payable. The Company used the entire cash proceeds, net of closing expenses and a $250,000 escrow requirement, to repay the outstanding balance on the mortgage on the ANIP facility and the balance to reduce the Company's senior credit facility. As a result of the sale, the Company recorded a loss of approximately $1,187,000 net of a deferred income tax benefit of $663,000. ANIP had previously been reported as a separate segment of the Company and was a contract and private label manufacturer of over-the-counter liquid and powder pharmaceutical products, primarily liquid stomach remedies, located in Gulfport, Mississippi. As a result of the sale, the Company's consolidated financial statements and related notes thereto have been reclassified to present the operations of ANIP as discontinued operations. The Company now operates in only one segment.


The agreement for the sale of ANIP included a provision for a potential post-closing adjustment to the purchase price depending upon the final adjusted net working capital of the net assets sold, as defined under the agreement. The parties agreed during the fourth quarter of fiscal 2004 to a final adjusted net working capital settlement with the buyer remitting approximately $10,000 to the Company. Under the terms of the purchase agreement typical representations and warranties were made by the Company to the buyer, which are the only remaining outstanding items from the sale transaction.


RISK FACTORS

Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Report, including without limitation in conjunction with the forward-looking statements included in this Report, and the following risk factors.


Dependence on Significant Customers. Approximately 39% of the Company's revenues for the year ended September 30, 2004 were generated from three customers and 30% of the Company's total revenues in the fiscal year ended September 30, 2003 were generated from two customers. The Company is aggressively continuing to attempt to expand its customer base to reduce its dependence on these customers. The loss of any one of these significant customers could have a material adverse effect on the Company's business and financial condition.

Dependence on Key Personnel. ANI's future success depends on the continued availability of certain key management personnel, including Dr. Pailla M. Reddy, founder of Bactolac and Director of ANI, Greg Pusey, Director and Chief Executive Officer of ANI and Jeffrey McGonegal, Chief Financial Officer of the Company. ANI has obtained "key man" insurance on the life of Dr. Reddy. ANI's growth and profitability also depend on its ability to attract and retain other key management personnel.

Bulletin Board Listing. The Company's common stock is currently traded under the symbol "ANII" on the OTC Bulletin Board System. Trading on this system can have a negative impact on the trading activity and price of the Company's common stock resulting from a limited trading market for our common stock and certain trading restrictions placed on broker-dealers recommending the purchase or sale of securities traded on the Bulletin Board System.

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

Ability to Implement Business Strategy; Integration of Acquisitions. The Company's future results and financial condition are dependent on the successful implementation of its business strategy. A component of the Company's long-term business strategy may involve strategic acquisitions.

Risks Related to Working Capital Financing; Leverage. Financing for the Company's earlier acquisitions, as well as ongoing working capital and capital equipment needs is provided primarily through a leveraged lending arrangement. The loan facility is secured by substantially all the assets of the Company and its subsidiaries. The Company's loan facility contains various covenants that require the maintenance of certain financial ratios, as well as additional covenants and significant restrictions on dividend payments, issuance of debt and equity, mergers, changes in business operations and sales of assets. Should the Company not be successful in continuing to comply with the covenant restrictions and repay the obligations under their terms, the financial position and liquidity of the Company could be adversely affected.

Dividends. The Company has not paid any dividends since 1998. The Company's credit facility prohibits dividend payments without the consent of the lender. The determination of whether to pay dividends in the future will be made by the Board of Directors and will depend on the earnings, capital requirements, and operating and financial condition of the Company, among other factors. It is not anticipated that the Company will pay dividends in the fiscal year ending September 30, 2005 or in the foreseeable future.

Competition. The market for the Company's products is highly competitive. The Company competes with other dietary supplement producers. Among other factors, competition among these manufacturers is based upon price. If one or more manufacturers significantly reduces its prices in an effort to gain market share, the Company's business, operations and financial condition could be adversely affected. The Company is a contract manufacturer that sells substantially all of its supplement products to customers who re-sell and distribute the products.


                         ITEM 2. DESCRIPTION OF PROPERTY

Properties

Bactolac, headquartered in Hauppauge, New York, conducts its operations in a leased facility comprising approximately 32,700 square feet. Bactolac's current monthly rental is approximately $30,000, (of which $6,000 pertains to improvements made by a related party), that escalates over the remaining term on the lease, through December 2010. The Company has an additional five-year renewal option on the facility. Bactolac leases this facility from Shilpa Saketh Realty, Inc., an entity owned by Dr. Pailla M. Reddy, Chairman of the Board of Directors of the Company and President of Bactolac. During the third quarter of 2004, Bactolac leased an additional 29,000 square feet under a five-year agreement, from an unrelated third party, as expansion space. In addition, ANI currently rents administrative office space in Houston, TX, on a temporary, short-term basis for approximately $600 per month. The Company believes that its facilities are suitable and adequate and will be sufficient for anticipated growth.

See Item 6. "Management's Discussion and Analysis" and Item 7. "Financial Statements"

                            ITEM 3. LEGAL PROCEEDINGS

Bactolac is a defendant in an action brought by Health Support, Inc., during the last quarter of 2003 in Nassau County, New York. Health Support appears to seek damages of $650,000 for each of three causes of action, namely breach of contract, breach of warranty and damage to good name and reputation. Health Support alleges that in or about August 2002, a contract was entered into between the parties providing for Bactolac to produce a dietary supplement product for Health Support. Bactolac has answered the complaint and denies any liability. Specifically, Bactolac denies that there is any contractual agreement between the parties. Bactolac believes that the plaintiff's claims are without merit and intends to vigorously defend this action and has asserted numerous affirmative defenses in this matter. The next hearing on this matter is scheduled for the spring of 2005. It is too early to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, should Bactolac be unsuccessful in its efforts.

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

                                     PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the OTC Bulletin Board System under the symbol "ANII".

 Quarter Ended                              High                     Low
 -------------                              ----                     ---
         Fiscal 2003:
 December 31, 2002                         $1.19                    $0.48
 March 31, 2003                             1.00                     0.44
 June 30, 2003                              1.49                     0.50
 September 30, 2003                         0.75                     0.35

         Fiscal 2004:
 December 31, 2003                          0.75                     0.42
 March 31, 2004                             1.05                     0.55
 June 30, 2004                              5.25                     1.20
 September 30, 2004                         4.70                     2.30

     As of December 30, 2004, there were approximately 1,574 record holders of common stock.

No dividends have been declared by the Company in the prior two years. It is not likely that dividends will be declared in the fiscal year ending September 30, 2005. Under its current loan agreement, the Company may not declare any dividends without the consent of its lender. Subject to obtaining the lender's consent, the determination of the payment of dividends in the future will be within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors.


                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Following is a summary table of the key operating statistics of the Company for the years ended September 30, 2004 and 2003:



                                     Year ended September 30,
                           -----------------------------------------------
                                   2004                       2003
                           --------------------     ----------------------

     Net sales             $17,639,000   100.0%      $12,794,000    100.0%
     Cost of sales          11,611,000    65.8         8,104,000     63.3
     Gross profit            6,028,000    34.2         4,690,000     36.7


Fiscal Year 2004 Compared to Fiscal Year 2003

Net sales from continuing operations for the 2004 period increased $4,845,000 or 37.9% over the 2003 period. The increase was attributable to an approximate $2.0 million net increase in the sales of products to existing customers and an approximate increase of $2.5 million in sales to new customers in 2004.

Gross profit from continuing operations for the 2004 period increased to $6,028,000, a $1,338,000 increase over the 2003 amount. Gross profit as a percentage of net sales decreased to 34.2% in 2004, as compared to 36.7% in the 2003 period. The majority of the increase in gross profit related to the higher sales volumes. The decline in gross profit percentage was tied to changes in the product mix between 2004 and 2003.

Total general and administrative expenses for continuing operations, increased to $2,849,000 in 2004, from $2,554,000, in 2003. This represents an increase of $295,000, or 11.6%. The majority of the increase relates to an increase of approximately $242,000 in administrative payroll costs associated with additional management personnel and an approximate $190,000 increase in bad debts primarily associated with higher sales levels, net of a $119,000 reduction in professional fees and a $125,000 reduction in sales commissions due to changes in customer mix in 2004.

During the year ended September 30, 2004, a deferred income tax benefit of $1,362,000 was recorded on continuing operations, resulting primarily from the recognition of the deferred income tax benefit associated with tax loss carryforwards. Previously, a valuation allowance had been recorded, as the Company, until 2004, was not able to determine that it was more likely than not that such losses would be utilized.

Discontinued Operations

On March 23, 2004, the Company completed the sale of substantially all of the assets and operations of the Company's subsidiary, ANIP, to an unrelated newly formed entity. ANIP manufactures high quality pharmaceutical products, primarily liquid and powder pharmaceutical products. As a result of the sale of ANIP, the Company's consolidated financial statements and related notes thereto have been reclassified to present the operations of ANIP as discontinued operations. For further discussion see Note 2 of the Notes to Consolidated Financial Statements in Item 7. The Company now operates in only one segment.

A deferred income tax benefit of $663,000 was recorded in connection with the losses arising from the discontinued operations.

Liquidity and Capital Resources

Prior to the ANIP sale, ANI met its working capital and capital expenditure requirements, including funding for debt repayments, mainly through net cash provided under the Company's revolving line of credit. Management plans to continue to strive to maintain and enhance the profitability of the Bactolac operation to meet currently anticipated funding requirements.

In March 2003, the Company completed the refinancing of its senior debt facility with a new lender (the "Agreement"). In December 2003, March 2004 and effective September 2004, the Agreement was further amended to provide for the ANIP sale. The Agreement provides the Company with a $3.4 million facility, consisting of a $2.5 million revolver, a $650,000 equipment term loan and a $257,000 equipment acquisition line. Interest on the revolver portion is paid monthly and the term loan portion of the facility provides for monthly principal payments of approximately $24,000, plus interest. The agreement that matures in March 2006 is collateralized by substantially all of the Company's assets, and bears interest at rates that fluctuate with the Prime Rate, with the revolver at 2% over prime (not to be less than a total rate of 6.5%) and the equipment lines at 4.75% over prime (not to be less than a total rate of 9.25%). Due to the "floor" interest amounts under the Company's credit facility, the 2003-2004 prime rate levels have not impacted the Company's interest rate. Increases in the prime rate subsequent to September 30, 2004, have increased the Company's interest expense.

The credit facility requires a lockbox arrangement, which requires all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with a Subjective Acceleration Clause ("SAC") in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force Issue 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The SAC, which is a typical requirement in commercial credit agreements, allows the lender to call the loan if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors, the lockbox arrangement and the SAC. However, the revolving credit facility does not expire or have a maturity date within one year. Additionally, the Lender has not notified the Company of any indication of a SAC as of the date of this filing.

The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures and the payment of dividends.

Initial proceeds under the Agreement were used to payoff the debt obligations to the then existing Senior Lender, which totaled approximately $1,339,000 at closing, and to repay the remaining $500,000, plus accrued interest, due under a note with Dr. Pailla Reddy, a director of the Company, that arose from the Bactolac acquisition.

In connection with continued expansion and upgrades of the business including the recent addition of the 29,000 square foot leased facility, the Company estimates that capital needs for equipment purchases and leasehold improvements during the 2005 fiscal year will total $300,000 to $450,000. It is expected that funding for the capital additions will be provided out of working capital with a portion funded out of the credit facility.


At September 30, 2004, the Company had working capital of $5,983,000. Borrowings under the revolving portion of the secured credit facility totaled $737,000, with additional borrowings available of $1,729,000, based upon accounts receivable and inventory levels.

Operating Activities

Net cash flows from continuing operating activities generated approximately $2,594,000 and $1,716,000 in 2004 and 2003. The net cash generated in 2004 consisted primarily of the $4,235,000 income from continuing operations plus the non cash expenses which included $358,000 of depreciation and amortization expense, a $254,000 decrease in the allowance for doubtful accounts less the $1,328,000 deferred income tax benefit. This was offset by cash used for increases of accounts receivable and inventories totaling $1,031,000 and the $102,000 decrease in accounts payable.

The net cash flow from continuing operating activities in 2003 consisted primarily of approximately $1,936,000 net income in addition to a $229,000 increase in accounts payable as well as $224,000 in depreciation expense. This was offset by the $284,000 increase in accounts receivable and a $473,000 increase in inventories.

Discontinued operations consumed $492,000 in 2004 and $1,047,000 in 2003. The majority of this related to the net loss incurred during the periods net of the changes in working capital items.

Investing Activities

Investing activities from continuing operations consumed approximately $243,000 in 2004, used for additions to equipment.

Investing activities from continuing operations consumed approximately $201,000 in 2003. This consisted of $184,000 collected on the NFLI Note receivable net of $386,000 used for additions to equipment.

Discontinued operations generated $3,390,000 in 2004 and $230,000 in 2003. The 2004 amount related primarily to the sale of ANIP and the 2003 amount related to the sale of ANIP equipment.

Financing Activities

Financing activities from continuing operations consumed approximately $168,000 in 2004. The outstanding balance on the revolving portion of the credit facility was reduced by $122,000 and other long-term notes payable were reduced by $82,000 during the year.

Financing activities from continuing operations consumed approximately $507,000 in 2003. The primary uses of cash were the repayment of the $500,000 note payable to a related party, which was repaid out of the proceeds from the new credit facility and $227,000 in loan costs paid on the new credit facility. The outstanding balance on the revolving portion of the credit facility was reduced by $199,000 and other long-term notes payable were reduced by $29,000 during the year. The Company borrowed a net additional amount of $448,000 under the long-term equipment debt portion of our credit facility.

Discontinued operations consumed approximately $4,338,000 in 2004 and generated $136,000 in 2003. These amounts consisted primarily of debt repayments following the ANIP sale in 2004 and net borrowings under the Company's debt obligations for ANIP in 2003.

The Company's revolving credit facility, as amended provides for borrowings, based upon outstanding amounts of eligible accounts receivable and allowable inventories. Additionally, there is a term loan facility with the secured lender that requires principal payments of approximately $24,000 monthly. The Agreement matures in March 2006. Interest on amounts outstanding under the Agreement is payable monthly based upon the lender's prime rate plus two percent (2%) for the revolving portion of the facility and the prime rate plus four and three quarters percent (4.75%) for the equipment term loan portion. The credit facility is secured by substantially all of the Company's assets. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures and restrictions on the payment of dividends. The Company is in compliance with the covenants of the loan agreement as amended.

Capital expenditures, primarily for manufacturing and facility improvement costs for the fiscal year ending September 30, 2004, were approximately $243,000.

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

Long-Lived Assets: The Company records property and equipment at cost. Depreciation of the assets is recorded on the straight-line basis over the estimated useful lives of the assets. Dispositions of property and equipment are recorded in the period of disposition and any resulting gains or losses are charged to income or expense when the disposal occurs. The carrying value of the Company's long-lived assets is periodically reviewed to determine that such carrying amounts are not in excess of estimated market value. During the fourth quarter of the year ended September 30, 2003, the Company recorded a $3,900,000 impairment loss relating to the carrying value of the property and equipment of ANIP, whose operations are now shown as discontinued due to the sale as disclosed in Note 2. Goodwill is reviewed annually for impairment by comparing the carrying value of each reporting unit to the present value of its expected cash flows. For fiscal 2003, the required annual testing resulted in no impairment charge. For fiscal 2002, the analysis resulted in the write-off of the goodwill associated with the ANIP operations, whose operations are now shown as discontinued due to the sale as disclosed in Note 2, resulting in a charge of $1.2 million.

Deferred Income Taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Revenue Recognition: The Company's revenues are recognized when products are shipped to unaffiliated customers. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to select revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with SAB No. 104.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123(R) offers the Company alternative methods of adopting this standard. At the present time, the Company has not yet determined which alternative method it will use and the resulting impact on its financial position or results of operations.

In December 2003, the FASB issued SFAS Interpretation 46R ("FIN 46R"), a revision to SFAS Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provision of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations of the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The Company has adopted the applicable provisions of SFAS No. 150, however. Management believes if the deferred provisions are finalized in their current form, the adoption of these provisions will not have a material impact on the Company's operations or financial condition.

                          ITEM 7. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Advanced Nutraceuticals, Inc. Consolidated Financial Statements
                                                                           Page
                                                                           ----

   Report of Independent Registered Public Accounting Firm                 F-2

   Consolidated Balance Sheet as of September 30, 2004                     F-3

   Consolidated Statements of Operations for the Years Ended
     September 30, 2004 and 2003                                           F-4

   Consolidated Statements of Stockholders' Equity for the Years
   Ended September 30, 2004 and 2003                                       F-5

   Consolidated Statements of Cash Flows for the Years Ended
   September 30, 2004 and 2003                                             F-6

   Notes to Consolidated Financial Statements                              F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Advanced Nutraceuticals, Inc. and Subsidiaries


     We have audited the accompanying consolidated balance sheet of Advanced Nutraceuticals, Inc. (a Texas corporation) and subsidiaries (the "Company") as of September 30, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Nutraceuticals, Inc. and subsidiaries as of September 30, 2004, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.


GHP Horwath, P. C.

/s/ GHP Horwath, P. C.
------------------------------------
Denver, Colorado
December 23, 2004, except for Note 6,
     as to which the date is January 6, 2005

                          ADVANCED NUTRACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004



                                     ASSETS

Current Assets:
    Cash and cash equivalents                                    $  1,786,508
    Receivables, net (Note 6)                                       2,936,631
    Inventories (Notes 3 and 6)                                     1,816,076
    Deferred tax assets (Note 5)                                    1,475,000
    Prepaid expenses and other assets                                  20,062
    Net assets held for sale (Note 2)                                 109,118
                                                                 ------------
       Total Current Assets                                         8,143,395

Property and equipment, net (Notes 4 and 6)                         1,119,749
Goodwill                                                            7,563,913
Deferred tax assets - net (Note 5)                                    550,000
Other assets                                                          134,104
                                                                 ------------
                                                                 $ 17,511,161
                                                                 ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                             $    918,383
    Accrued compensation                                              101,720
    Accrued expenses and other liabilities                             99,521
    Credit facility (Note 6)                                        1,025,524
    Current portion of other long-term debt                            15,655
                                                                 ------------
            Total Current Liabilities                               2,160,803

Long-term Debt:
    Credit facility (Note 6)                                          176,820
    Other long-term debt                                                7,774
                                                                 ------------
           Total Liabilities                                        2,345,397
                                                                 ------------

Commitments and contingencies (Note 8)                                     --

Stockholders' Equity (Note 9 and 10):
    Preferred stock, $.001 par value; 1,000,000 shares
            authorized; none issued                                        --
    Common stock; $.01 par value; 20,000,000 shares authorized;
            5,097,830 issued and outstanding                           50,978
    Additional paid-in capital                                     20,356,281
    Accumulated deficit                                            (5,241,495)
                                                                 ------------
           Total Stockholders' Equity                              15,165,764
                                                                 ------------
                                                                 $ 17,511,161
                                                                 ============

          See accompanying notes to consolidated financial statements.

                          ADVANCED NUTRACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED SEPTEMBER 30,


                                                         2004           2003
                                                     ------------   ------------
Net sales                                            $ 17,638,850   $12,794,268
Cost of sales                                          11,610,918     8,104,449
                                                     ------------   ------------
Gross profit                                            6,027,932     4,689,819

General and administrative expenses                     2,849,244     2,554,186
                                                      ------------  ------------
Operating income                                        3,178,688     2,135,633
                                                      ------------  ------------
Other income (expense):
    Interest expense, net                                (281,202)     (201,669)
    Other, net                                              5,652         1,626
                                                      ------------  ------------
                                                         (275,550)     (200,043)
                                                      ------------  ------------
Income from continuing operations
    before income tax benefit                           2,903,138     1,935,590

Income tax benefit (Note 5)                             1,332,161          --
                                                     ------------   ------------
Income from continuing operations                       4,235,299     1,935,590

Discontinued operations (Note 2):
    Loss from discontinued operations                  (1,849,611)   (5,779,394)
    Income tax benefit - deferred                         663,000           --
                                                     ------------   ------------
Loss from discontinued operations                      (1,186,611)   (5,779,394)
                                                     ------------   ------------


Net income (loss)                                    $ 3,048,688    $(3,843,804)
                                                     ============   ===========

Basic income (loss) per common share:
    Income from continuing operations                $      .84     $       .39
    Loss from discontinued operations                      (.23)          (1.16)
                                                     ------------   -----------
          Net income (loss)                          $      .61     $      (.77)
                                                     ============   ===========

Diluted income (loss) per common share:
    Income from continuing operations                $     .74      $       .38
    Loss from discontinued operations                     (.21)           (1.13)
                                                     ------------   -----------
          Net income (loss)                          $     .53      $      (.75)
                                                     ============   ===========
Weighted average number of common shares outstanding:
     Basic                                             5,028,907      4,992,789
                                                     ============   ===========
     Diluted                                           5,728,969      5,118,363
                                                     ============   ===========

          See accompanying notes to consolidated financial statements.

                          ADVANCED NUTRACEUTICALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                Additional                             Total
                                        Common Stock             Paid-In        Accumulated        Stockholders'
                                   Shares          Amount        Capital          Deficit            Equity
                                ------------    ------------    ------------   -------------      ------------

Balance at
     September 30, 2002           4,992,789     $    49,928    $ 20,322,048    $ (4,446,379)       $ 15,925,597

Net loss for the year                   --              --              --       (3,843,804)         (3,843,804)
                                ------------    ------------   ------------     ------------       ------------
Balance at
     September 30, 2003           4,992,789          49,928      20,322,048      (8,290,183)         12,081,793

Common stock issued upon
     exercise of options and
     warrants (Note 9)              105,041           1,050          34,233           --                 35,283

Net income for the year                 --              --              --        3,048,688           3,048,688
                                ------------    ------------   ------------     ------------       ------------
Balance at
     September 30, 2004           5,097,830     $    50,978    $ 20,356,281    $ (5,241,495)       $ 15,165,764
                                ============    ============   ============    ============        ============

          See accompanying notes to consolidated financial statements.

                          ADVANCED NUTRACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                        2004           2003
                                                     -----------    -----------
Cash flows from operating activities:
    Income from continuing operations                $ 4,235,299    $ 1,935,590
    Adjustments to reconcile income from continuing
         operations to net cash provided by (used in)
         operating activities:
          Depreciation and amortization                  357,758        224,247
          Bad debt provision                             254,000         96,000
          Deferred tax benefit                        (1,362,000)          --
          Changes in assets and liabilities:
              Receivables                               (474,543)      (283,676)
              Inventories                               (556,165)      (472,782)
              Prepaid and other assets                   108,462         25,403
              Accounts payable                          (102,132)       229,488
              Accrued expenses and other liabilities     133,632        (38,389)
                                                     -----------    -----------
       Net cash flows from continuing operations       2,594,311      1,715,881
       Net cash flows from discontinued operations      (492,276)    (1,047,371)
                                                     -----------    -----------

Net cash flows from operating activities               2,102,035        668,510
                                                     -----------    -----------
Cash flows from investing activities:
       Collection of notes receivable                       --          184,282
       Acquisition of property and equipment            (243,167)      (385,712)
                                                     -----------    -----------
       Net cash flows from continuing operations        (243,167)      (201,430)
       Net cash flows from discontinued operations     3,389,906        229,965
                                                     -----------    -----------

Net cash flows from investing activities               3,146,739         28,535
                                                     -----------    -----------
Cash flows from financing activities:
       Net payments on credit facility                  (121,608)      (198,775)
       Borrowings on long-term debt                         --          448,240
       Payments of long-term debt - related parties         --         (500,000)
       Payment of long-term debt                         (81,799)       (28,967)
       Proceeds from issuance of common stock             35,283           --
       Loan costs paid and other                            --         (227,287)
                                                     -----------    -----------
       Net cash flows from continuing operations        (168,124)      (506,789)
       Net cash flows from discontinued operations    (4,338,067)       135,803
                                                     -----------    -----------
Net cash flows from financing activities              (4,506,191)      (370,986)
                                                     -----------    -----------
Net increase in cash and cash equivalents                742,583        326,059

Cash and cash equivalents, beginning of year           1,043,925        717,866
                                                     -----------    -----------

Cash and cash equivalents, end of year               $ 1,786,508    $ 1,043,925
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advanced Nutraceuticals, Inc. ("ANI" or the "Company"), a Texas corporation, was formed in 2000. On March 23, 2004, the Company completed the sale of substantially all of the assets and operations of the Company's subsidiary, ANI Pharmaceuticals, Inc., ("ANIP") to an unrelated newly formed entity (Note 2). The Company now operates as a contract and private label manufacturer of nutritional products through its operating subsidiary, Bactolac Pharmaceutical Inc.

Principles Of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company sells its products to retailers and distributors primarily located in the United States. Revenues from the sale of products are recognized upon shipment to the customer. The Company records freight-out expenses as a general and administrative expense. For the years ended September 30, 2004 and 2003, freight out expenses (continuing operations) totaled $6,000 and $14,000.

Accounts receivable are customer obligations due under normal trade terms. Generally the Company does not require collateral. Management provides an estimated allowance for uncollectable accounts based upon an assessment of amounts outstanding and evaluation of specific customer account balances. Write-offs of uncollectible accounts are charged against the allowance. The allowance for doubtful accounts at September 30, 2004 was $280,000.

Inventories

Inventories are valued primarily at the lower of cost (first-in, first-out basis) or market.

Deferred loan costs

Deferred loan costs, which have a carrying value at September 30, 2004 of $87,000, are included in other assets and are amortized on a straight-line basis over the three-year term of the respective debt agreement.

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Long-lived Assets

The Company reviews the carrying value of its long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recovered. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. The measurement of the impairment losses to be recognized is based on the difference between the fair value and the carrying amounts of the assets. In order to determine if an asset has been impaired, assets are tested by operating segment and geographic location. During the year ended September 30, 2003, the Company recorded an impairment of certain long-lived assets held by ANIP (Note 2).

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

Stock Options and Warrants

The Company accounts for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). During the years ended September 30, 2004 and 2003, all options issued to officers and employees were granted at an exercise price which equaled or exceeded the market price per share at the date of grant and accordingly, based upon an intrinsic valuation, no compensation expense was recorded relative to those grants.

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No.123 "Accounting for Stock-based Compensation" ("SFAS No. 123"). This statement requires that the Company provide proforma information regarding net income (loss) and basic and diluted earnings (loss) per share as if compensation cost for the Company's employee stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Additionally, SFAS No. 123 generally requires that the Company record options issued to non-employees, based on the fair value of the options.

SFAS NO. 123 Pro Forma Computation

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2003: a dividend yield of 0%; a risk-free interest rate of 4.2% and 4.4%; an expected life ranging from 5-10 years; and an expected volatility of 114% and 111%, respectively. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123 for stock options issued to employees, net income (loss) and earnings
(loss) per share for the years ended September 30, 2004 and 2003 would have been as follows:

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    2004             2003
                                                -------------    -------------

Net income (loss) as reported                   $   3,049,000    $  (3,844,000)
    Add: Stock-based employee compensation
      expense included in reported net income
      (loss), net of related tax effects                 --               --
    Deduct: Total stock-based employee
      compensation expense determined
      under fair value method for all awards,
      net of related tax effects                     (418,400)        (206,300)
                                                -------------    -------------
     Pro forma                                  $   2,630,600    $  (4,050,300)
                                                =============    =============
Income (loss) per share:
     As reported:
         Basic                                  $         .61    $        (.77)
         Diluted                                $         .53    $        (.75)
                                                =============    =============

     Pro forma:
         Basic                                  $         .52    $        (.81)
         Diluted                                $         .46    $        (.79)
                                                =============    =============
Income Taxes

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the Company's earnings. Options to purchase 700,062 shares of common stock were included in the dilutive EPS calculation for the year ended September 30, 2004 using the treasury stock method.

Options to purchase 125,574 shares of common stock were included in the dilutive EPS calculation for the year ended September 30, 2003 using the treasury stock method.

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

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the presentation used in 2004.

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123(R) offers the Company alternative methods of adopting this standard. At the present time, the Company has not yet determined which alternative method it will use and the resulting impact on its financial position or results of operations.


In December 2003, the FASB issued SFAS Interpretation 46R ("FIN 46R"), a revision to SFAS Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provision of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations of the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The Company has adopted the applicable provisions of SFAS No. 150. Management believes that if the deferred provisions are finalized in their current form, the adoption of these provisions will not have a material impact on the Company's operations or financial condition.


NOTE 2 - SALE OF ANI PHARMACEUTICALS, INC. - DISCONTINUED OPERATIONS

On March 23, 2004, the Company completed the sale of substantially all of the assets and operations of the Company's subsidiary, ANIP, to an unrelated newly formed entity. The terms of the sale were cash of approximately $3.4 million and the assumption by the buyer of approximately $1.7 million in liabilities, primarily trade accounts payable. The Company used the entire cash proceeds, net of closing expenses and a $250,000 escrow requirement, to repay the outstanding balance on the mortgage on the ANIP facility and the balance to reduce the Company's senior credit facility. The funds under the escrow requirement were released to the Company in September 2004. As a result of the sale of the assets, the Company recorded a loss of approximately $1,187,000 net of a deferred income tax benefit of $663,000. ANIP had previously been reported as a separate segment of the Company and was a contract and private label manufacturer of over-the-counter liquid and powder pharmaceutical products, primarily liquid stomach remedies, located in Gulfport, Mississippi. As a result of the sale of ANIP, the Company's consolidated financial statements and related notes thereto have been reclassified to present the operations of ANIP as discontinued operations. The Company now operates in only one segment.

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Certain information with respect to discontinued operations of ANIP for the years ended September 30 follows. The 2004 operating results are through the date of sale.

                                                   2004                2003
                                               -----------         -----------
     Net sales                                 $ 4,776,078         $11,886,768
                                               -----------         -----------
     Gross profit                                  921,283           2,683,829

     Operating expenses                          1,732,430           3,916,150
     Impairment loss on long-lived assets                            3,900,000
                                               -----------         -----------
     Operating loss                               (811,147)         (5,132,321)

     Other expenses, including interest           (260,758)           (647,073)
     Loss on disposal                             (777,706)                 --
                                               -----------         -----------
     Loss before income taxes                   (1,849,611)         (5,779,394)

     Income tax benefit - deferred                 663,000                  --
                                               -----------         -----------
     Loss from discontinued operations         $(1,186,611)        $(5,779,394)
                                               ===========         ===========

During the fourth quarter of the fiscal year ended September 30, 2003, an impairment of $3,900,000 was recorded against the carrying amounts of the Company's long-lived assets associated with the Company's ANIP subsidiary, whose operations are now shown as discontinued due to the sale. ANIP's land and building were determined to be impaired by $1,730,000 and the ANIP equipment was impaired by $2,170,000. The impairment was recorded based upon a review by management of ANIP's results of operations and carrying values of the ANIP assets. The impairment charge was determined based upon estimated current market values of the assets as compared to their carrying values.

The agreement for the sale of ANIP included a provision for a potential adjustment to the purchase price depending upon the final adjusted net working capital as defined under the agreement. The buyer and the Company agreed during the fourth quarter of fiscal 2004 to a final adjusted net working capital settlement with the buyer remitting approximately $10,000 to the Company. Under the terms of the purchase agreement, typical representations and warranties were made by the Company to the buyer, which are the only remaining outstanding items from the sale transaction.

As of September 30, 2004, the only remaining asset from the former ANIP segment was a parcel of undeveloped land that was carried at its estimated market value of approximately $109,000, and was held for sale. In November 2004, the Company sold the land. Gross proceeds from the sale totaled $125,000, and after deducting expenses, the transaction resulted in no material gain or loss.



NOTE 3 -- INVENTORIES

Inventories, at September 30, 2004 consisted of the following:


       Finished goods                $  464,066
       Work in process                  319,940
       Raw materials                  1,032,070
                                      ---------
       Total inventories             $1,816,076
                                      =========

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -- PROPERTY AND EQUIPMENT

As of September 30, 2004, property and equipment and their estimated useful lives are summarized as follows:

                                                     Lives
                                                    -------

Equipment                                            7-12          $  1,598,811
Leasehold improvements                                  7               400,716
Furniture and fixtures                               5-10                21,401
                                                                   ------------
                                                                      2,020,928

Less: Accumulated depreciation and amortization                        (901,179)
                                                                   ------------
                                                                   $  1,119,749
                                                                   ============

NOTE 5 -- INCOME TAXES

Deferred income taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates, which are estimated to be in effect when these differences reverse.

The (benefit) provision for income taxes on continuing operations for the years ended September 30, 2004 and 2003 consisted of the following:

                                                    2004         2003
                                                -----------   ----------
Federal tax (benefit) - current                 $       --    $    --
Federal tax (benefit) - deferred                 (1,362,000)       --
State tax (benefit) expense                          29,839        --
                                                -----------   ----------
                                                $(1,332,161)  $    --
                                                ===========   ==========


The following reconciles federal income tax expense (benefit) computed at the statutory rate with income taxes as reported for continuing operations for the years ended September 30:

                                                    2004          2003
                                                 -----------  ------------
Expected income tax expense (benefit) at 34%     $   987,000  $   658,000
State taxes, net of federal benefit                   29,839         --
Decrease in valuation allowance                   (3,016,000)        --
Utilization of loss carryforwards                    765,000     (639,000)
Other items, net                                     (98,000)     (19,000)
                                                 -----------  ------------
Income tax (benefit) expense                     $(1,332,161) $     --
                                                 ===========  ============


Deferred tax assets and liabilities consisted of the following net tax effects of operating losses and temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes at September 30, 2004:

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Current assets:
Loss carryforwards                                 $ 2,420,000
Receivable allowance for doubtful accounts             112,000
Inventory valuation write-offs                           4,000
Other                                                   29,000
                                                   -----------
Deferred tax assets                                  2,565,000
Less valuation allowance                            (1,090,000)
                                                   -----------
Net current deferred tax assets                      1,475,000
                                                   ===========

Non-current assets:
Loss carryforwards                                     928,000
Fixed assets                                           (37,000)
Less valuation allowance                              (341,000)
                                                   -----------
Net non-current deferred tax assets                $   550,000
                                                   ===========

At September 30, 2004, the Company has a net operating loss carryforward of approximately $5.5 million, which expires through 2022. Additionally, the Company has obtained net operating losses of approximately $2.3 million, which expire primarily in 2011 and are subject to annual usage limitations. The Company also has capital loss carryforwards of approximately $1.2 million, expiring through 2005, which may only be used to offset capital gains during the carryforward period. As the Company is unable to determine that it is more likely than not that the future taxable income of the Company will be sufficient to utilize the operating loss carryforwards subject to the annual usage limitations and the capital loss carryforwards, a valuation allowance has been established against those assets. The net change during the year in the valuation allowance was $3,016,000.

NOTE 6 - CREDIT FACILITY

In March 2003, the Company completed the refinancing of its senior debt facility with a new lender (the "Agreement"). In December 2003, March 2004, and effective September 2004, the Agreement was amended to revise certain financial covenants and provide for the ANIP sale. The amended Agreement provides the Company with a $3.4 million facility, consisting of a $2.5 million revolver, a $650,000 equipment term loan and a $257,000 equipment acquisition line. Interest on the revolver portion is paid monthly and the term loan portion of the facility provides for monthly principal payments of approximately $24,000, plus interest. Borrowings under the agreement mature in March 2006, are collateralized by substantially all of the Company's assets, and bear interest at rates that fluctuate with the Prime Rate, with the revolver at 2% over prime (not to be less than a total rate of 6.5%) and the equipment lines at 4.75% over prime (not to be less than a total rate of 9.25%). Due to the "floor" interest amounts under the Company's credit facility, the 2003-2004 prime rate levels have not impacted the Company's interest rate. Increases in the prime rate subsequent to September 30, 2004, have increased the Company's interest expense. The credit facility requires a lockbox arrangement, which requires all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with a Subjective Acceleration Clause ("SAC") in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force Issue 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The SAC, which is a typical requirement in commercial credit agreements, allows the lender to call the loan if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


result only of the combination of the two aforementioned factors, the lockbox arrangement and the SAC. However, the revolving credit facility does not expire or have a maturity date within one year. Additionally, the Lender has not notified the Company of any indication of a SAC as of the date of this filing.

The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures and the payment of dividends.

Initial proceeds under the Agreement were used to payoff the debt obligations to the then existing senior lender, which totaled approximately $1,339,000 at closing, and to repay the remaining $500,000, plus accrued interest, due under a note with Dr. Pailla Reddy, a director of the Company, that arose from the Bactolac acquisition.

As of September 30, 2004, the Company was in compliance with the covenants of the Agreement. As of September 30, 2004, the total balance outstanding under the facility, including $465,000 outstanding under the term loan portion, amounted to $1,202,000, with additional borrowings available under the revolving loan of $1,729,000, based upon accounts receivable and inventory levels.


NOTE 7 - INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

Segments

As described in Note 2, on March 23, 2004, the Company completed the sale of substantially all of the assets and operations of the Company's subsidiary, ANIP, to an unrelated newly formed entity. Accordingly, the operations of ANIP are accounted for as a discontinued operation within these financial statements. The Company's operations are currently conducted through its operating subsidiary, Bactolac. The Company determines its operating segment results consistent with its management reporting and consolidated accounting policies. All of the assets and operating results as presented in the accompanying financial statements from continuing operations are associated with the Bactolac operation.

Major Customers

Other than as detailed under foreign sales, the Company's revenues from continuing operations are generated from customers located in the United States. The following represents customers comprising more than 10% of the Company's net sales from continuing operations:

                        Customer                 2004        2003
                        -----------------       ------      ------
                           A-                   15.3%        9.6%
                           B-                   12.8%       15.0%
                           C-                   10.5%       14.6%

Foreign Sales

Export sales from continuing operations were approximately $1,123,000 and $574,000 for the years ended September 30, 2004 and 2003, arising primarily from customers in Russia. The Company has no foreign assets.

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -- COMMITMENTS AND CONTINGENCIES

Contingencies

The Company's subsidiary, Bactolac, has pending legal actions and claims incurred in the normal course of business. One action from a former customer seeks claims exceeding $650,000 on three causes of action. During the period subsequent to when the former customer alleges that Bactolac violated a production agreement, Bactolac produced less than $450 for this customer and during the Company's entire relationship with the customer, less than $3,000 in product was sold to them. The next hearing on this matter has been scheduled for the spring of 2005. The Company believes that these actions, to the extent that they are material, are without merit and is actively pursuing the defense thereof. The Company believes that the ultimate resolution of these matters will not have a material effect on the Company's financial condition, results of operations or cash flows. Depending however, on the amount and timing of an unfavorable resolution of these items, it is possible that the Company's future results of operations or cash flows could be materially impacted in a particular period.

401(k) Plan

In July 1998 the Company established a 401(k) plan (the "Plan") which covered all of the Company's full-time eligible employees. The plan was terminated during 2004. The Plan provided for discretionary contributions by the Company; through the date of termination, the Company had made no such discretionary contributions.

Operating Leases

The Company has non-cancelable operating leases, primarily for manufacturing and office space and equipment. Rental expense under operating leases for the years ended September 30, 2004 and 2003 amounted to approximately $456,000 and $412,000, primarily paid under the related party lease agreement. The lease for the Bactolac facility is with an entity owned by a member of the Company's Board of Directors. The lease requires monthly payments through December 2010 and contains a renewal option for an additional five-year term.

During the third quarter of 2004, Bactolac leased an additional 29,000 square feet under a five-year agreement, from an unrelated third party, as expansion space.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows for the years ending September 30:

                         Related            Third
                          party             party             Totals
                        ----------        ----------       -----------
                 2005   $  350,000        $  160,000        $  510,000
                 2006      300,000           170,000           470,000
                 2007      310,000           170,000           480,000
                 2008      310,000           180,000           490,000
                 2009      310,000           120,000           430,000
                 2010      320,000               --            320,000
                 2011      290,000               --            290,000
                        ----------        ----------       -----------
                        $2,190,000        $ 800,000         $2,990,000
                        ==========        =========         ==========

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements

The Company has employment agreements with certain of its management personnel. The agreements contain customary provisions regarding employment terms, confidentiality and non-solicitation provisions. Two of the agreements provide for a commitment extending beyond one year, requiring monthly payments of approximately $33,300 to January 2005, and thereafter decreasing to $21,000 per month through November 2005.

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


NOTE 9 - STOCKHOLDERS' EQUITY

During April 2004, the holders of options outstanding under the Company's 1995 Stock Option Plan exercised their options and acquired 35,833 shares of common stock with the Company receiving cash proceeds of $35,283.

In connection with loans that the Company received prior to October 2002, that were subsequently converted into common shares of the Company, warrants to purchase 85,000 shares were issued to those lenders to allow them to acquire shares of common stock at $1.00 per share. During June 2004, these warrants were converted into 68,653, shares of the Company's common stock on a cashless basis, as provided for under the terms of the warrant agreements.


NOTE 10 -- STOCK OPTIONS AND WARRANTS

1995 Discretionary Plan

The Company's 1995 Stock Option Plan (the "1995 Plan") as amended provides for a total of 1,250,000 shares of common stock to be reserved for the grant of options to purchase common stock of the Company. The terms of the options generally provide for grants by the Board at fair market value and such options are subject to vesting and expire if an employee leaves the Company. At September 30, 2004, there were 1,163,720 shares reserved for the grant of options under the 1995 plan.



The following is a summary of the status of options and warrants during the years ended September 30:

                                                        Options                          Warrants
                                                 -----------------------          -----------------------
                                                                 Weighted                        Weighted
                                                   Number         Average         Number          Average
                                                     of          Exercise           of           Exercise
                                                   Shares          Price          Shares           Price
                                                 ---------       -------          --------       --------

         Outstanding as of September 30, 2002      974,669        $ 2.09           157,500        $10.67
           Granted                                 125,000        $  .87                --            --
           Exercised                                  --              --                --            --
           Forfeited                              (177,817)       $  .75                --            --
           Cancelled                                  --              --                --            --
                                                  ---------                        --------
         Outstanding as of September 30, 2003     921,852         $ 1.59           157,500        $10.67

          Granted                                 464,260         $  .71                --            --
           Exercised                               (35,833)       $  .98           (85,000)        $1.00
           Forfeited                              (186,559)       $ 1.53           (72,500)       $22.00
           Cancelled                                    --            --                --            --
                                                  ---------                       --------
         Outstanding as of September 30, 2004    1,163,720        $ 1.28                --            --
                                                 ==========                       ========

                          ADVANCED NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Exercisable as of September 30,
           2003                                             534,326        $ 2.35           157,500        $10.67
           2004                                           1,016,305        $ 1.39                --            --


         Weighted average fair value of grants
            during the year ended September 30,
              2003                                                         $  .87                             --
              2004                                                         $  .71                             --
                                                                           ======                          ======



                        Options Outstanding                                               Options Exercisable
                        -------------------                                               -------------------
                                         Weighted-Average
                                             Remaining
       Range of                          Contractual Life     Weighted-Average                      Weighted-Average
      Exercise Prices         Number          (years)          Exercise Price          Number        Exercise Price
  -------------------         ------          -------          --------------          ------        --------------
$   .46 -    $   1.50       1,067,145            8.0               $   .76             919,730           $   .80
   1.51 -        3.00          25,000            6.1                  2.25              25,000              2.25
   3.01 -       11.36          71,575            4.6                 10.17              71,575             10.17

                            ---------            ---               -------            --------          --------
                            1,163,720            7.7               $  1.28           1,016,305          $   1.39
                            =========            ===               =======           =========          ========


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of non-cash investing and financing activities:

                                                           2004         2003
                                                        --------      --------
     Issuance of 68,653 shares of common stock in 2004
        for cashless exercise of warrants               $     --      $   --

     Supplemental disclosure of cash flow information:

       Federal and state income taxes paid              $ 14,000      $ 21,000

       Interest paid                                    $514,000      $632,000

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

On September 12, 2003, the Company engaged GHP Horwath, P.C. ("GHP") as the Company's certifying accountants to audit the financial statements of the Company for its fiscal year ending September 30, 2003. During the Company's two most recent fiscal years and the interim period prior to its agreement to engage GHP as the Company's principal accountants, neither the Company nor anyone on its behalf had consulted GHP on either (i) the application of accounting principles to any transaction (completed or proposed) or (ii) the type of audit report that might be rendered on the Company's financial statements, or (iii) any matter that was either the subject of a disagreement or reportable event as such terms are defined in Item 304 of Regulation S-K.

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Item 8 A.  CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

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

F. Wayne Ballenger, age 57, serves as a loan officer for Small Business Loan Source, LLC, a position he has held since 2003. From 2000 to 2003 he served as a consultant in various financial consulting capacities. He served as President of First Commercial Capital from 1995 to 2000. He has also served as President of Puncture Guard LLC since December 1994. From March 1992 to December 1994, he served as director of sales and marketing for Petrolon, Inc., a multi-level marketing organization. Immediately prior thereto, he served as a vice president of Southwest Bank of Texas with commercial lending responsibilities. Mr. Ballenger received a B.B.A. degree from the University of the South in 1968. Mr. Ballenger became a director of the Company in November 1995.

Randall D. Humphreys, age 49, is Chairman and Managing Director of Glenwood Capital, LLC., a position he had held since 2001. From 1997 to 2001 he was the Chairman and Managing Director of Enterprise Merchant Banc, L.L.C. During 1997 he led the diversification effort of St. Joseph Light and Power, a New York Stock Exchange listed utility. During 1996 he served as a financial consultant. From 1986 through 1995, Mr. Humphreys served as the Senior Operations Officer of Brierly Investments Limited. Mr. Humphreys is a graduate of Kansas State University. Mr. Humphreys became a director of the Company in June 2001.

David E. Welch, age 57, has been a director of the Company since February 2003. Mr. Welch has served as Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a public company located in Golden, Colorado, since April 2004. He also is a self-employed financial consultant. From July 1999 to June 2002, Mr. Welch served as Chief Financial Officer, Secretary and Treasurer of Active Link Communications, Inc., another publicly traded company. During 1998, he served as Chief Information Officer for Language Management International, Inc., a multinational translation firm located in Denver, Colorado. From 1996 to 1997, he was Director of Information Systems for Mircromedex, Inc., an electronic publishing firm, located in Denver, Colorado. Mr. Welch also serves on the Boards of Directors of AspenBio, Inc., and Communication Intelligence Corporation, both publicly traded companies.

Gregory Pusey, age 52, has been a director of the Company since November 1999. Until May 31, 2004, he also served as Chairman of the Board of Directors of the Company. Effective June 1, 2004 he was elected Chief Executive Officer and President of the Company. Mr. Pusey served as an officer and director of the company formerly known as Advanced Nutraceuticals, Inc. ("Old ANI") since December 1997. Old ANI was acquired by the Company in November 1999. He has served as President of Livingston Capital, Ltd., a private venture capital firm since 1987. From 1986 to 1994, he served as a consultant to the Company and from 1994 to 1998, he served as a director and consultant to the Company. Since 1988, Mr. Pusey has been the President and a director of Cambridge Holdings, Ltd., a publicly held real estate and business development firm. Mr. Pusey also serves as Chairman and a director of AspenBio, Inc., a publicly traded company and A4S Technologies, Inc. Mr. Pusey graduated summa cum laude from Boston College with a B.S. degree in finance in 1974.

Pailla M. Reddy, age 44, has been a director of the Company since 1999 and is currently Chairman of the Board of Directors of the Company and Chief Executive Officer and President of Bactolac Pharmaceutical Inc. The Company acquired Bactolac in November 1999. Dr. Reddy founded Bactolac and has served as an officer and director of Bactolac since 1995. From 1991 to 1995, he was production manager for Max Pharmaceutical, Inc. From 1983 to 1991, Dr. Reddy held various positions with Wellcome Pharmaceuticals Ltd., including research chemist and production manager. Dr. Reddy received a B.Sc. degree in chemistry from Osmania University in India, and M.Sc. and Ph.D. degrees in organic chemistry from Kanpur University in India.

Officers
--------

Our Board has elected the following executive officer who is not a member of the Board. It is expected that the Board will elect officers annually following each annual meeting of shareholders.

Jeffrey G. McGonegal, age 53, became Senior Vice President - Finance of the Company in February 2000. Mr. McGonegal also serves as Secretary of the Company. Since 1997, Mr. McGonegal has served as Managing Director of McGonegal and Co., a company engaged in providing accounting and business consulting services. Mr. McGonegal served as a consultant to us in connection with the acquisitions we made in 1999. From 1974 to 1997, Mr. McGonegal was an accountant with BDO Seidman LLP. While at BDO Seidman LLP, Mr. McGonegal served as managing partner of the Denver, Colorado office. Mr. McGonegal also serves as Chief Financial Officer of AspenBio, Inc., a publicly held biotechnology company. Mr. McGonegal is a member of the board of directors of The Rockies Venture Club, Inc. He received a B.A. degree in accounting from Florida State University.

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

Audit Committee Composition

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). David E Welch (Chairman), Randall D. Humphreys and
F. Wayne Ballenger are members of the audit committee. The Board has determined that at least one person on the Audit Committee, David E. Welch, qualifies as a "financial expert" as defined by Item 401 of Regulation S-B of the Sarbanes-Oxley Act. Mr. Welch also meets the SEC definition of an "independent" director.

Code of Ethics

The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-B) that applies to its principal executive, financial and accounting officers. Advanced Nutraceuticals, Inc. will provide a copy of its code of ethics, without charge, to any investor that requests it. Requests should be addressed in writing to Mr. Jeffrey G. McGonegal, Senior Vice President - Finance, 106 South University Unit #14, Denver, CO 80209.

                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by us to the chief executive officer and each of the other executive officers of the Company (the "named executive officers") during the fiscal years ended September 30, 2002, 2003 and 2004.

Summary Compensation Table

                                                                                      LONG TERM COMPENSATION
                                                                                ----------------------------------
                                          ANNUAL COMPENSATION                   AWARDS                     PAYOUTS
                                          --------------------                  -------                    -------
                                                                 Other Annual
                                                                   Compen-      Restricted                           All other
 Name and Principal Position              Salary                    sation      Stock Awards  Options/SARs  LTIP     Compensation
                                  Year    ($)         Bonus                                                 Payouts
Greg Pusey
President, and                    2002  $101,122   $      -      $       -      $     -         75,000      $   -    $       -
Chairman of the Board             2003   144,711      4,808              -            -              -          -            -
of Directors of ANI               2004   127,404     19,808              -            -         75,000          -            -
                                                                                                                             -

Jeffrey G. McGonegal
Senior Vice President             2002   134,776          -              -            -         75,000          -            -
- Finance of ANI                  2003   150,000     20,769              -            -              -          -            -
                                  2004   152,885     40,769              -            -         75,000          -            -


Pailla M. Reddy (1)
Chairman of the Board of ANI,
President, Chief Executive        2002   242,298          -              -            -        100,000          -            -
Officer and Chairman of the       2003   250,000      9,616              -            -              -          -            -
Board of Directors of             2004   254,808    109,615              -            -        150,000          -            -
Bactolac

(1) The Company has obtained a life insurance policy on Dr. Pailla M. Reddy. The benefit amount of $7,000,000 constitutes "key-man" insurance and is payable to the Company.

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

In February 2003, the Company entered into an employment agreement with Jeffrey
G. McGonegal, Senior Vice President - Finance for a two year term under which he currently receives an annual salary of $150,000 and may receive a performance bonus at the Company's discretion

Equity Compensation Plan Information
------------------------------------
The following table gives information about the Company's common stock that may be issued upon the exercise of options under the 1995 Stock Option Plan as of September 30, 2004.


                                                                            (c) Number of
                                                                             Securities
                                                                              Remaining
                                                                            Available for
                                 (a) Number of          (b) Weighted       Future Issuance
                                Securities to be      Average Exercise      Under Equity
                              Issued Upon Exercise        Price of       Compensation Plans
                                 of Outstanding         Outstanding          (Excluding
                             Options, Warrants and   Options, Warrants       Securities       (d) Total of Securities
                                     Rights              and Rights         Reflected in        Reflected in Columns
       Plan Category                                                         Column (a))            (a) and (c)
       -------------         ---------------------   ------------------      -----------            -----------
Equity Compensation Plans
Approved by Shareowners         1,163,720                   $ 1.28             86,280               1,250,000

Equity Compensation Plans
Not Approved  by
Shareowners                        None                       --                  --                     --
                                ---------                   ------            --------              ---------

TOTAL                           1,163,720                   $ 1.28             86,280               1,250,000
                                =========                   ======            ========              =========


Option Grants in Fiscal Year Ended September 30, 2004
-----------------------------------------------------

The following table sets forth information with respect to stock option grants to the named executive officers during the fiscal year ended September 30, 2004:



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

Gregory Pusey                    -             16%            $.74             2009           $15,284         $33,913
Jeffrey G. McGonegal             -             16%            $.67             2014           $31,759         $80,484
Pailla M. Reddy                  -             32%            $.74             2009           $30,695         $67,828



Option Exercises and Year-End Values
------------------------------------

The following table shows option exercises by the named executive officers during the fiscal year ended September 30, 2004 and the number and value of unexercised options at September 30, 2004.


                                                                                                     Value of
                                Number of                              Number of                   Unexercised
                              Shares Under-        Value          Unexercised Options              In-the-Money
           Name               Lying Options       Realized          At Year End (#)                 Options at
           -----              Exercised (#)         ($)              Exercisable/                  Year End ($)
                              -------------         ---             Unexercisable                  Exercisable/
                                                                    --------------                Unexercisable(1)
                                                                                                  ----------------
Gregory Pusey                          0                0              200,000/25,000         $409,150/$62,350
Jeffrey G. McGonegal                   0                0             225,000/25,000          $412,250/$63,500
Pailla M. Reddy                        0                0              83,333/91,667          $643,175/$83,125

------------------------
(1) Based on the price of the common stock of $ 3.00 on September 30, 2004 as reported by the OTC Bulletin Board.

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

The Committee periodically reviews the performance of executive officers to determine whether bonuses should be paid to those persons. The Committee has not established specific performance measures for determining the award of bonuses. The Committee believes that bonuses should be provided to reward key employees based on Company and individual performance and to provide competitive cash compensation opportunities to the Company's executives. During June 2001, following the closing of the sale of NFLI, bonuses of $75,000, $50,000 and $30,000 were paid to Messrs. Bertrand, Pusey and McGonegal, respectively. In September 2001, a bonus of 103,000 shares of our common stock (valued at $97,850) was approved for Dr. Reddy, and the shares were issued subsequent to the fiscal year-end. During the year ended September 30, 2003, bonuses of $9,615, $4,808 and $20,769 were paid to Messrs. Reddy, Pusey and McGonegal, respectively. During the year ended September 30, 2004, bonuses of $109,615, $19,808 and $40,769 were paid to Messrs. Reddy, Pusey and McGonegal, respectively.

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

The exact number of shares granted to a particular participant reflects both the participant's performance and role in the Company, as well as our financial success, and our future business plans. All of these factors are assessed subjectively and are not weighted. In determining each grant, the Committee also considers the number of stock options which are outstanding, and the total number of options to be awarded.

In making grants during the fiscal year ended September 30, 2004, the Committee also considered the number of outstanding options previously granted to each officer. The Committee believes that its awards were consistent with our compensation philosophy to increase the emphasis placed on long-term incentives and to be competitive in its total compensation program.

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

                                            COMPENSATION COMMITTEE

                                              F. Wayne Ballenger
                                              Randall D. Humphreys

Compensation of Directors
-------------------------

Effective in November 2001, our policy is to pay directors who are not employees of the Company $12,000 per year, payable monthly. Directors who are also employees of the Company receive no additional compensation for serving as directors. We reimburse our directors for expenses incurred for attendance at meetings of the Board.

During the fiscal year ended September 30, 2001, we granted options to purchase 12,500 shares of Common Stock at a price of $1.16 per share to F. Wayne Ballenger and 12,500 shares of Common Stock at a price of $1.26 per share to Randall D. Humphreys. During the fiscal year ended September 30, 2002, we granted options to each of these non-employee directors to purchase 10,000 shares of Common Stock at a price of $.46 per share. During the year ended September 30, 2003, we granted options to purchase 10,000 shares of Common Stock at a price of $.63 per share to David E. Welch, upon his becoming a director of the Company. During the fiscal year ended September 30, 2004, we granted options to purchase 15,000 shares of Common Stock (10,000 at a price of $.52 and 5,000 at a price of $.72 per share) to F. Wayne Ballenger, 15,000 shares of Common Stock (10,000 at a price of $.52 and 5,000 at a price of $.72 per share) to David E. Welch, and 15,000 shares of Common Stock (10,000 at a price of $.52 and 5,000 at a price of $.72 per share) to Randall D. Humphreys. The option grants were made pursuant to the Company's 1995 Stock Option Plan, as amended. Each option will expire ten years from the date of grant, except that an option will expire, if not exercised, 30 days after the optionee ceases to be a consultant to the Company. Each grant was made at an expense price equivalent to the trading price of the Common Stock at the date of grant.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 30, 2004, the ownership of our common stock held by:

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

   Beneficial Owner                   Number of Shares            Percentage
                                            Owned                 of Ownership
   ----------------                   ----------------            ------------

Pailla M. Reddy                            2,725,948(1)                  50.6%
7 Oser Avenue
Hauppauge, NY  11788

Gregory Pusey                                998,362(2)                  19.3%
106 S. University, #14
Denver, CO  80209

Cambridge Holdings, Ltd.                     670,085                     13.1%
106 S. University, #14
Denver, CO  80209

Jeffrey G. McGonegal                         258,363(3)                   4.9%
1905 West Valley Vista
Drive
Castle Rock, CO  80109

F. Wayne Ballenger                            30,417(4)                   0.6%
3134 Meadway Drive
Houston, TX  77082

Randall D. Humphreys                         372,937(5)                   7.3%
9150 Glenwood
Overland Park, KS  66212

David E. Welch                                18,333(6)                   0.4%
1729 E. Otero Ave.
Centennial, CO 80122

All Officers and                           4,404,360                     74.8%
Directors as a Group
(6 Persons)

--------------------------------

(1) Includes options to acquire (i) 75,000 shares of common stock at $1.16 per share, (ii) 66,667 shares of Common Stock at $.506 per share, (iii) 100,000 shares at $.715, and 50,000 shares of Common Stock at $.792 per share. Does not include options to acquire 33,333 shares at $.506 per share which become exercisable in September 2005.


(2) Includes 20,328 shares held by his wife, individually and as custodian for their minor children, 670,085 shares held by Cambridge Holdings, Ltd., a corporation in which he is a principal shareholder, and options to acquire (i) 12,500 shares of Common Stock at $11.36 per share (ii) 62,500 shares of Common Stock at $1.16 per share, (iii) 50,000 shares of Common Stock at $.506 per share, (iv) 100,000 shares of Common Stock at $.72 per share, and (v) 50,000 shares of Common Stock at $.792 per share. Does not include options to acquire 25,000 shares at $.506 per share which become exercisable in September 2005.


(3) Includes 2,663 shares held in the name of McGonegal Family Partnership and options to acquire (i) 25,000 shares of Common Stock at $9.00 per share (ii) 25,000 shares at $2.25 per share (iii) 50,000 shares of Common Stock at $1.16 per share (iv) 50,000 shares of Common Stock at $.46 per share, (v) 50,000 shares at $.65 per share, and (vi) 25,000 shares at $.72 per share. Does not include options to acquire 25,000 shares at $.46 per share which become exercisable in September 2005.

(4) Includes options to acquire (i) 6,250 shares of Common Stock at $11.36 per share, (ii) 12,500 shares at $1.16 per share, (iii) 6,667 shares at $.46 per share, and (iv) 5,000 shares at $.72. Does not include options to acquire 3,333 shares at $.46 per share which become exercisable in September 2005, nor options to acquire 10,000 shares at $.52 per share which become exercisable in one-third annual installments commencing in December 2004.

(5) Includes 348,770 shares of common stock held by Glenwood Capital Partners I, LP, a partnership in which he is the general partner, options to acquire (i) 12,500 shares of common stock at $1.26 per share, (ii) 6,667 shares of Common Stock at $.46 per share, and (iii) 5,000 shares at $.72 per share. Does not include options to acquire 3,333 shares at $.46 per share, which become exercisable in September 2005, nor options to acquire 10,000 shares at $.52 per share which become exercisable in one third annual installments commencing in December 2004.

(6) Includes options to acquire (i) 3,333 shares of Common Stock at $.63 per share and (ii) 5,000 shares at $.72 per share. Does not include options to acquire 3,333 shares at $.46 per share which become exercisable in February 2005, nor options to acquire 10,000 shares at $.52 per share which become exercisable in one third annual installments commencing in December 2004.

ITEM 12. CERTAIN RELATIONSHPS AND RELATED TRANSACTIONS

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

During March 2003, the remaining $500,000 Note payable to Dr. P. M. Reddy, was repaid. The Note arose from the November 1999 purchase of Bactolac.

During March 2003, Bactolac and Dr. Reddy entered into an amended employment agreement extending to November 1, 2005. In addition to a base annual salary of $250,000, and performance bonus features, the agreement contains customary confidentiality and benefit provisions.

In February 2003, the Company entered into an employment agreement with Jeffrey
G. McGonegal, Senior Vice President for a two year term under which he currently receives an annual salary of $150,000 and may receive a performance bonus at the Company's discretion

During January 2002, the Company borrowed $250,000 from Cambridge Holdings, Ltd. The 7% note was scheduled to mature in one year, and was convertible at the option of the holder into shares of ANI Common Stock at $1.00 per share, which conversion subsequently occurred. The Company also issued a warrant to allow Cambridge to acquire 50,000 shares of ANI Common Stock at $1.00 per share, through June 2004. Gregory Pusey and Jeffrey G. McGonegal, officers of the Company, are also officers and directors of Cambridge. These transactions were approved by a disinterested majority of the Company's Board and the Board believes that the terms are at least as favorable as could have been obtained from an unaffiliated party.

During June 2004, 85,000 warrants that were held by Cambridge Holdings, Ltd. and Glenwood Capital Partners I, LP were converted into 68,653 shares of the Company's Common Stock on a cashless basis, as provided for under the terms of the warrant agreements.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Exhibit 10.68 (a)First Amendment to Loan and Security Agreement with CapitalSource Finance, LLC, dated December 31, 2003.******

Exhibit 10.68 (b)Third Amendment to Loan and Security Agreement with CapitalSource Finance, LLC, dated January 6, 2005, filed herewith.

Exhibit 14      Code of Ethics of Advanced Nutraceuticals, Inc. ******

Exhibit 21      Subsidiaries of the Company.

Exhibit 23.1    Consent of GHP Horwath, P. C.

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

   ****** These exhibits were previously filed as exhibits to the Company's
          Report on Form 10-K for the fiscal year ended September 30, 2003, and are incorporated herein by reference.


(b) Reports on Form 8-K

     a. On August 16, 2004, the Company filed an 8-K Report reporting under Items 12, 5 and 7, the issuance of a press release regarding third quarter results.

     b. On October 6, 2004, the Company filed an 8-K Report reporting under Items 2.01, 8.01 and 9.01, the issuance of a press release covering the release of escrow funds from the prior sale of ANI
          Pharmaceuticals and other corporate matters.

     c. On October 25, 2004, the Company filed an 8-K Report reporting under Items 8.01 and 9.01, entering into an agreement with The Seidler Companies.

(c) Exhibits

     (a)(3)above

     (d) Financial Statement Schedules See Item 8 above.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal 2004 and 2003, we retained our principal auditor, GHP Horwath, P. C., to provide services. Aggregate fees were billed in the following categories and amounts:

                                              Years Ended September 30,
                                              -------------------------
                                                 2004           2003
                                              ---------       ---------
          Audit Fees                          $  55,000       $  81,000
          Audit Related Fees                          0               0
          Tax Related Fees                            0               0
          All Other Fees                              0               0

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

                                          ADVANCED NUTRACEUTICALS, INC.
                                          (Registrant)


Date:    January 13, 2005                By: /s/ Gregory Pusey
                                              -----------------------------
                                              Gregory Pusey, President and
                                              Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    January 13, 2005                 /s/ Gregory Pusey
                                          --------------------------------------
                                          Gregory Pusey, President,
                                          Chief Executive Officer and Director


Date:    January 13, 2005                 /s/ Jeffrey G. McGonegal
                                          --------------------------------------
                                          Jeffrey G. McGonegal, Senior Vice
                                          President of Finance, Chief Financial
                                          Officer and Secretary


Date:    January 13, 2005                 /s/ F. Wayne Ballenger
                                          --------------------------------------
                                          F. Wayne Ballenger, Director


Date:    January 13, 2005                 /s/ Randall D. Humphries
                                          --------------------------------------
                                          Randall D. Humphries, Director


Date:    January 13, 2005                 /s/ David E. Welch
                                          --------------------------------------
                                          David E. Welch, Director


Date:    January 13, 2005                 /s/ Pailla Reddy
                                          --------------------------------------
                                          Pailla Reddy, Director