Form 10QSB
period 2004-12-31
ADVANCED NUTRACEUTICALS INC/TX
filed 2005-02-14
CIK 913614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended December 31, 2004

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of February 9, 2005 there were 5,097,830 shares of common stock $0.01 par value per share, outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          ADVANCED NUTRACEUTICALS, INC.
                                      Index

                         PART 1 - Financial Information


                                                                            Page

Item 1.    Unaudited Financial Statements

           Consolidated Balance Sheet at December 31, 2004                   3

           Consolidated Statements of Operations for the Three
                 Months Ended December 31, 2004 and 2003                     4

           Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended December 31, 2004 and 2003               5

           Notes to Unaudited Condensed Consolidated Financial Statements    6

Item 2.    Management's Discussion and Analysis                              9

Item 3.    Controls and Procedures                                          13



                           PART II - Other Information

Item 6.    Exhibits and Reports on Form 8-K                                 13

Signatures                                                                  14

                          ADVANCED NUTRACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
                                   (Unaudited)



                                     ASSETS


Current assets:
   Cash and cash equivalents                                       $  2,240,289
   Receivables, net                                                   2,843,803
   Inventories                                                        2,197,381
   Deferred tax assets                                                1,475,000
   Prepaid expenses and other assets                                      8,101
                                                                   ------------
      Total Current Assets                                            8,764,574

Property and equipment, net                                           1,229,248
Goodwill                                                              7,563,913
Deferred tax assets                                                     310,000
Other assets                                                            115,964
                                                                   ------------
                                                                   $ 17,983,699
                                                                   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $  1,186,356
   Accrued compensation                                                  67,994
   Accrued expenses and other liabilities                                28,646
   Credit facility                                                    1,034,922
   Current portion of long-term debt                                     14,895
                                                                   ------------
      Total Current Liabilities                                       2,332,813
                                                                   ------------

Long-term debt:
   Credit facility                                                       59,671
   Other long-term debt                                                  30,916
                                                                   ------------
                                                                         90,587
                                                                   ------------
      Total Liabilities                                               2,423,400
                                                                   ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.001 par value; 1,000,000
     shares authorized; none outstanding                                     --
   Common stock; $.01 par value; 20,000,000
     shares authorized; 5,097,830 issued and outstanding                 50,978
   Additional paid-in capital                                        20,356,281
   Accumulated deficit                                               (4,846,960)
                                                                   ------------
      Total Stockholders' Equity                                     15,560,299
                                                                   ------------
                                                                   $ 17,983,699
                                                                   ============


See accompanying notes to unaudited condensed consolidated financial statements.

                          ADVANCED NUTRACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             PERIODS ENDED DECEMBER 31,
                                   (Unaudited)


                                                       Three Months
                                                          Ended
                                                  --------------------
                                                  2004            2003
                                                  ----            ----

Net sales                                     $ 4,491,507    $ 4,075,073
Cost of sales                                   3,049,574      2,746,153
                                              -----------    -----------

    Gross profit                                1,441,933      1,328,920

General and administrative
  expenses                                        744,656        701,055
                                              -----------    -----------
    Operating income                              697,277        627,865

Other income (expense):
   Interest expense, net                          (63,439)       (56,017)
   Other, net                                         697         32,509
                                              -----------    -----------
    Income from continuing
     operations before income taxes               634,535        604,357

Income tax expense                                240,000             --
                                              -----------    -----------
    Income from continuing operations             394,535        604,357
                                              -----------    -----------

Loss from discontinued operations                     --        (405,061)
                                              -----------    -----------

Net income                                    $   394,535    $   199,296
                                              ===========    ===========
Earnings (loss) per share:
   Basic:
     Continuing operations                    $       .08    $      .12
     Discontinued operations                           --          (.08)
                                              -----------    -----------
     Net income                               $       .08    $      .04
                                              ===========    ===========
   Diluted:
     Continuing operations                    $       .07    $      .12
     Discontinued operations                           --          (.08)
                                              -----------    -----------
     Net income                               $       .07    $      .04
                                              ===========    ===========
Weighted average common shares outstanding:
     Basic                                      5,097,830      4,992,789
                                              ===========    ===========
     Diluted                                    5,947,917      5,001,834
                                              ===========    ===========




See accompanying notes to unaudited condensed consolidated financial statements.


                          ADVANCED NUTRACEUTICALS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                Three Months Ended December 31,
                                                                -------------------------------
                                                                2004                       2003
                                                                ----                       ----

Net cash provided by (used in) operating activities:
         Continuing operations                               $   613,931              $  179,791
         Discontinued operations                                       -                (147,642)
Net cash provided by (used in) investing activities:
         Continuing operations                                  (183,899)                (49,163)
         Discontinued operations                                 109,118                       -
Net cash provided by (used in) financing activities:
         Continuing operations                                   (85,369)                 78,139
         Discontinued operations                                       -                (126,148)

                                                             -----------              -----------
Net increase (decrease) in cash and cash equivalents             453,781                 (65,023)
Cash and cash equivalents at beginning of period               1,786,508               1,043,926
                                                             -----------              -----------
Cash and cash equivalents at end of period                   $ 2,240,289              $  978,903
                                                             ===========              ===========





See accompanying notes to unaudited condensed consolidated financial statements.

                          ADVANCED NUTRACEUTICALS, INC.
              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


INTERIM FINANCIAL STATEMENTS


     The accompanying financial statements of Advanced Nutraceuticals, Inc. (the "Company" or "ANI") have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2004, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-KSB. Certain amounts in the Company's prior year financial statements have been reclassified to conform to the presentation used in the current year. The results of operations for the period ended December 31, 2004 are not necessarily an indication of operating results for the full year.


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

         Major Customers

     Other than as detailed under foreign sales, the Company's revenues are generated from customers located in the United States. The following table summarizes sales from continuing operations to individual customers that comprised more than 10% of the Company's net sales from continuing operations for the three-month periods ended December 31.

                       Customer            2004           2003
                       --------            ----           ----

                           A               12.5%          11.0%
                           B               10.0%           8.2%
                           C                9.5%          16.2%

                          ADVANCED NUTRACEUTICALS, INC.
              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


           Foreign Sales

     Export sales from continuing operations, primarily from customer B above, were approximately $451,000 and $334,000 for the three-month periods ended December 31, 2004 and 2003. The Company has no foreign assets.


NOTE 2 - DEBT AGREEMENTS

     In March 2003, the Company completed the refinancing of its senior debt facility with a new lender (the "Agreement"). The Agreement, as amended, provides the Company with a $3.4 million facility, consisting of a $2.5 million revolver, a $650,000 equipment term loan and a $257,000 equipment acquisition line. Interest on the revolver portion is paid monthly and the term loan portion of the facility provides for monthly principal payments of approximately $24,000, plus interest. Borrowings under the Agreement mature in March 2006, are collateralized by substantially all of the Company's assets, and bear interest at rates that fluctuate with the prime rate, with the revolver at 2% over prime (not to be less than a total rate of 6.5%), 7.1% at December 31, 2004 and the equipment lines at 4.75% over prime (not to be less than a total rate of 9.25%), 9.9% at December 31, 2004. Due to the "floor" interest amounts under the Company's credit facility, the 2003-2004 prime rate levels have not impacted the Company's interest rate. Increases in the prime rate subsequent to September 30, 2004, have increased the Company's interest expense. The credit facility requires a lockbox arrangement, which requires all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with a Subjective Acceleration Clause ("SAC") in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force Issue 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or to be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The SAC, which is a typical requirement in commercial credit agreements, allows the lender to call the loan if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors, the lockbox arrangement and the SAC. However, the revolving credit facility does not expire or have a maturity date within one year. Additionally, the lender has not notified the Company of any indication of a SAC as of the date of this filing.

     The Agreement contains a number of covenants, which include, among other items, maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures and the payment of dividends. As of December 31, 2004, the Company was in compliance with the covenants of the Agreement.

     As of December 31, 2004, the total balance outstanding under the facility, including $348,000 outstanding under the term loan portion, amounted to $1,095,000, of which $1,035,000 has been classified as a current liability. Borrowings under the revolving portion of the secured credit facility totaled $746,000, with additional borrowings available of approximately $1,733,000, at December 31, 2004, based upon accounts receivable and inventory levels.

NOTE 3 - STOCK BASED COMPENSATION AND EARNINGS PER SHARE


     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based employee compensation plans. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to its stock-based employee plans for options granted from 1999 to 2004, for the three month periods ended December 31. No options were granted during the three month period ended December 31, 2004.

                                                    2004             2003
                                                -------------    -------------

Net income as reported                          $     395,000    $     199,000
    Add: Stock-based employee compensation
      expense included in reported net income
      (loss), net of related tax effects                 --               --
    Deduct: Total stock-based employee
      compensation expense determined
      under fair value method for all awards,
      net of related tax effects                      (10,500)         (52,000)
                                                -------------    -------------
     Pro forma                                  $     384,500    $     147,000
                                                =============    =============
Income (loss) per share:
     As reported:
         Basic                                  $         .08    $         .04
         Diluted                                $         .07    $         .04
                                                =============    =============

     Pro forma:
         Basic                                  $         .08    $         .03
         Diluted                                $         .06    $         .03
                                                =============    =============


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

     Certain information with respect to discontinued operations of ANIP for the three months ended December 31, 2003 follows.

     Net sales                                 $ 2,681,478
                                               -----------
     Gross profit                                  559,851

     Operating expenses                            843,471
                                               -----------

     Operating loss                               (283,620)

     Other expenses, including interest           (121,441)
                                               -----------

     Net loss                                  $  (405,061)
                                               ===========


     During November 2004, the Company closed on the sale of the remaining asset that was held for sale relating to the ANIP operations. The sale resulted in cash proceeds of approximately $109,000 and no gain or loss on the disposal.


NOTE 5 -   CONTINGENCIES

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

NOTE 6 - SUBSEQUENT EVENT - STOCKHOLDERS' EQUITY

     During January 2005, the Company's Board of Directors granted options to purchase 220,000 shares of common stock at $3.95 to $4.35 per share under the Incentive Stock Option Plan. The exercise price is equivalent to the fair market value of the common stock when granted and the options have a terms ranging from five to ten years.



ITEM 2.

                          ADVANCED NUTRACEUTICALS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     The Company's operations are currently conducted through one operating subsidiary, Bactolac Pharmaceutical Inc. ("Bactolac"), a private label contract manufacturer of vitamin and supplement products. As a result of the sale of ANIP, the historical financial statements of the Company have been revised to reflect the operations of ANIP as a discontinued operation.


Comparison of the Presented Results of Operations for the Three Months Ended December 31, 2004 to the Three Months Ended December 31, 2003.

     Net sales for the 2004 period totaled $4,492,000, a $416,000 or 10.2% increase over the 2003 period. The increase was primarily attributable to sales of products to new customers.

     Gross profit for the 2004 period increased to $1,442,000, a $113,000 increase over the 2003 amount. Gross profit as a percentage of net sales decreased to 32.1% in 2004, as compared to 32.6% in the 2003 period. The majority of the change resulted from changes in the product mix during the period.

     Total operating expenses increased to $745,000 in 2004 from $701,000 in 2003. This represents an increase of $44,000, or 6.2%. The increase relates primarily to increased expenses associated with personnel costs.


Liquidity and Capital Resources

     Prior to the ANIP sale, ANI met its consolidated working capital and capital expenditure requirements, including funding for debt repayments, mainly through net cash provided under the Company's revolving line of credit. Management plans to continue to strive to maintain and enhance the profitability of the Bactolac operation to meet currently anticipated funding requirements.

     In March 2003, the Company completed the refinancing of its senior debt facility with a new lender (the "Agreement"). The Agreement, as amended, provides the Company with a $3.4 million facility, consisting of a $2.5 million revolver, a $650,000 equipment term loan and a $257,000 equipment acquisition line. Interest on the revolver portion is paid monthly and the term loan portion of the facility provides for monthly principal payments of approximately $24,000, plus interest. The Agreement that matures in March 2006 is collateralized by substantially all of the Company's assets, and bears interest at rates that fluctuate with the prime rate, with the revolver at 2% over prime (not to be less than a total rate of 6.5%), 7.1% at December 31, 2004 and the equipment lines at 4.75% over prime (not to be less than a total rate of 9.25%), 9.9% at December 31, 2004. Due to the "floor" interest amounts under the Company's credit facility, the 2003-2004 prime rate levels have not impacted the Company's interest rate. Increases in the prime rate subsequent to September 30, 2004, have increased the Company's interest expense.

     The credit facility requires a lockbox arrangement, which requires all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with a Subjective Acceleration Clause ("SAC") in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force Issue 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, the Company does not expect to repay, or to be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The SAC, which is a typical requirement in commercial credit agreements, allows the lender to call the loan if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors, the lockbox arrangement and the SAC. However, the revolving credit facility does not expire or have a maturity date within one year. Additionally, the lender has not notified the Company of any indication of a SAC as of the date of this filing.

     The Agreement contains a number of covenants, which include, among other items, maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures and the payment of dividends.

     In connection with continued expansion and upgrades of the business including the recent addition of the 29,000 square foot leased facility, the Company estimates that capital needs for equipment purchases and leasehold improvements during the remainder of the 2005 fiscal year will total $100,000 to $300,000. It is expected that funding for the capital additions will be provided out of working capital with a portion funded out of the credit facility.

     At December 31, 2004, the Company had working capital of $6,432,000. Borrowings under the revolving portion of the secured credit facility totaled $746,000, with additional borrowings available of $1,733,000, based upon accounts receivable and inventory levels.

Operating Activities

     Net cash flows from continuing operating activities provided approximately $614,000 in 2004 and approximately $180,000 in 2003. The net cash flow provided in 2004 resulted primarily from the $395,000 income from continuing operations plus the non-cash depreciation and amortization of $97,000 and $268,000 increase in accounts payable. This was reduced by a $381,000 increase in inventories.

     The net cash flow generated in 2003 resulted primarily from the $604,000 income from continuing operations plus the non-cash depreciation and amortization of $65,000 and a $184,000 net increase in accounts payable. A $686,000 increase in accounts receivable and a $78,000 decrease in accrued expenses, consumed cash.

     Discontinued operations consumed $148,000 in 2003 which related primarily to a $405,000 net loss plus a $227,000 increase in inventory and a $183,000 decrease in accrued expenses. This was offset by a $471,000 increase in accounts payable.

Investing Activities

     Investing activities from continuing operations consumed approximately $184,000 in 2004 which was used primarily for additions to equipment.

     Investing activities consumed approximately $49,000 in 2003 which was principally related to equipment additions.

     Discontinued operations generated cash of approximately $109,000 in 2004, arising from the completion of the sale of the asset held for sale. Discontinued operations did not consume or generate cash in 2003.

Financing Activities

     Financing activities from continuing operations consumed approximately $85,000 in 2004, and generated $78,000 in 2003. This consisted primarily of net borrowings and repayments under the Company's debt obligations.

     Discontinued operations consumed approximately $126,000 in 2003. These amounts consisted primarily of debt repayments and net borrowings under the Company's debt obligations for ANIP in 2003.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of the standard. Depending upon the amount of and terms for options that are granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

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


   CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

     Certain statements in Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. Please see the "Cautionary Note Regarding Forward-Looking Statements" on page 2 of the Company's Form 10-KSB for the year ended September 30, 2004 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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


                            PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits 31.1, 31.2 and 32 are furnished.

     (b) The following Reports on Form 8-K reports were filed during the period.

          a. On October 6, 2004, the Company filed an 8-K Report reporting under Items 2.01, 8.01 and 9.01, the issuance of a press release covering the release of escrow funds from the prior sale of ANI Pharmaceuticals and other corporate matters.

          b. On October 25, 2004, the Company filed an 8-K Report reporting under Items 8.01 and 9.01, entering into an agreement with The Seidler Companies.

          c. On January 13, 2005, the Company filed an 8-K Report reporting under Items 12, 5 and 7, the issuance of a press release regarding year-end results.

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

Dated:  February 14, 2005