Form 10QSB
period 2005-03-31
ADVANCED NUTRACEUTICALS INC/TX
filed 2005-05-17
CIK 913614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-26362

ADVANCED NUTRACEUTICALS, INC.
(Exact name of small business issuer as specified in its charter)

Texas	76-0642336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 South University Blvd., Unit 14
Denver, Colorado 80209
(Address of principal executive offices) (Zip Code)

(303) 722-4008
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]   No  [   ]

As of May 9, 2005 there were 5,460,330 shares of common stock $0.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  [   ]   No  [X]

ADVANCED NUTRACEUTICALS, INC.
Index

	PART I - Financial Information
		Page
Item 1.	Unaudited Condensed Consolidated Financial Statements

	Consolidated Balance Sheet at March 31, 2005	3

	Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2005 and 2004	4

	Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2005 and 2004	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis	10

Item 3.	Controls and Procedures	13

	PART II - Other Information

Item 6.	Exhibits	13

Signatures		14

ADVANCED NUTRACEUTICALS, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 2005

(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,276,794
Receivables, net	3,216,413
Inventories	2,907,268
Deferred tax assets	1,185,000
Other assets	37,681

Total Current Assets	8,623,156
Property and equipment, net	1,272,740
Goodwill	7,563,913
Deferred tax assets	310,000
Other assets	92,991

$17,862,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,592,147
Accrued compensation	67,994
Accrued expenses and other liabilities	9,995
Credit facility	—
Current portion of long-term debt	14,895

Total Current Liabilities	1,685,031

Long-term debt, net of current portion	26,845

Total Liabilities	1,711,876

Commitments and contingencies

Stockholders' equity:
Preferred stock; $.001 par value; 1,000,000
shares authorized; none outstanding	—
Common stock; $.01 par value; 20,000,000
shares authorized; 5,097,830 issued and outstanding	50,978
Additional paid-in capital	20,356,281
Accumulated deficit	(4,256,335)

Total Stockholders' Equity	16,150,924

$17,862,800

See accompanying notes to unaudited condensed consolidated financial statements.

ADVANCED NUTRACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED MARCH 31,
(Unaudited)

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Net sales	$5,524,725	$4,320,271	$10,016,232	$8,395,345
Cost of sales	3,835,264	2,800,126	6,884,838	5,546,279

Gross profit	1,689,461	1,520,145	3,131,394	2,849,066
General and administrative
expenses	766,480	647,074	1,511,136	1,348,130

Operating income	922,981	873,071	1,620,258	1,500,936
Other income (expense):
Interest expense, net	(50,893)	(71,471)	(114,332)	(127,488)
Other, net	8,539	11,021	9,237	43,529

Income from continuing operations
before income taxes	880,627	812,621	1,515,163	1,416,977
Income tax (expense) benefit	(290,000)	1,303,000	(530,000)	1,303,000

Income from continuing
operations	590,627	2,115,621	985,163	2,719,977

Discontinued operations:
Loss from discontinued	—	(1,825,420)	—	(2,230,481)
operations
Income tax benefit - deferred	—	697,000	—	697,000

Loss from discontinued
operations	—	(1,128,420)	—	(1,533,481)

Net income	$590,627	$987,201	$985,163	$1,186,496

Earnings (loss) per share:
Basic:
Continuing operations	$.12	$.42	$.19	$.54
Discontinued operations	—	(.22)	—	(.30)

Net income	$.12	$(.20)	$.19	$.24

Diluted:
Continuing operations	$.10	$.42	$.16	$.54
Discontinued operations	—	(.23)	—	(.30)

Net income (loss)	$.10	$(.19)	$.16	$.24

Weighted average common shares outstanding:
Basic	5,097,830	4,992,789	5,097,830	4,992,789

Diluted	5,976,442	5,070,175	5,961,053	5,036,005

See accompanying notes to unaudited condensed consolidated financial statements.

ADVANCED NUTRACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2005	2004
Net cash provided by (used in) operating activities:
Continuing operations	$904,868	$675,038
Discontinued operations	—	(514,122)
Net cash provided by (used in) investing activities:
Continuing operations	(301,791)	(344,789)
Discontinued operations	109,118	3,492,684
Net cash provided by (used in) financing activities:
Continuing operations	(1,221,909)	563,189
Discontinued operations	—	(4,334,010)

Net increase (decrease) in cash and cash equivalents	(509,714)	(462,010)
Cash and cash equivalents at beginning of period	1,786,508	1,068,758

Cash and cash equivalents at end of period	$1,276,794	$606,748

See accompanying notes to unaudited condensed consolidated financial statements.

ADVANCED NUTRACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

        The accompanying condensed consolidated financial statements of Advanced Nutraceuticals, Inc. (the “Company” or “ANI”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2005, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended March 31, 2005 are not necessarily an indication of operating results for the full year.

NOTE 1 — OPERATIONS AND MAJOR CUSTOMERS

        As described in Note 4, on March 23, 2004, the Company completed the sale of substantially all of the assets and operations of the Company’s subsidiary, ANI Pharmaceuticals, Inc. (“ANIP”) to an unrelated newly formed entity. The operations of ANIP are accounted for as a discontinued operation within these financial statements. The Company’s operations are currently conducted through one operating subsidiary, Bactolac Pharmaceutical Inc. (“Bactolac”), a private label contract manufacturer of vitamins and supplements located in Hauppauge, New York. The Company determines its operating results consistent with its management reporting and consolidated accounting policies. All of the assets and operating results as presented in the accompanying financial statements from continuing operations are associated with the Bactolac operation.

      Major Customers

        Other than as detailed under foreign sales, the Company’s revenues are generated from customers located in the United States. The following table summarizes sales from continuing operations to individual customers that comprised more than 10% of the Company’s net sales from continuing operations for the six-month periods ended March 31.

Customer A B C	2005 13.1% 10.3% 6.2%	2004 15.3% 13.1% 12.7%

      Foreign Sales

        Export sales from continuing operations, primarily from customer B above, were approximately $1,070,000 and $598,000 for the six-month periods ended March 31, 2005 and 2004, respectively. The Company has no foreign assets.

ADVANCED NUTRACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — DEBT AGREEMENTS

         In March 2003, the Company completed the refinancing of its senior debt facility with a new lender (the “Agreement”). The Agreement, as amended, provides the Company with a $3.4 million facility, consisting of a $2.5 million revolver, a $650,000 equipment term loan and a $257,000 equipment acquisition line. Interest on the revolver portion is paid monthly and the term loan portion of the facility provides for monthly principal payments of approximately $24,000, plus interest. As of March 31, 2005, there were no amounts outstanding under the revolver and due to the direct application of cash received under a lockbox arrangement there was a the balance overpaid under the revolver revolving portion of the secured credit facility amounted toof $38,000. The Company has with additional borrowings available of approximately $2,538,000, at March 31, 2005, based upon accounts receivable and inventory levels. As of March 31, 2005, the balance on the term loan portion had been repaid.

        Borrowings under the Agreement mature in March 2006, are collateralized by substantially all of the Company’s assets, and bear interest at rates that fluctuate with the prime rate, with the revolver at 2% over prime (not to be less than a total rate of 6.5%), 7.6% at March 31, 2005, and the equipment lines at 4.75% over prime (not to be less than a total rate of 9.25%), 10.3% at March 31, 2005. Due to the “floor” interest amounts under the Company’s credit facility, the 2003-2004 prime rate levels have not impacted the Company’s interest rate. Increases in the prime rate subsequent to September 30, 2004, have increased the Company’s interest expense. The credit facility requires a lockbox arrangement, which requires all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with a Subjective Acceleration Clause (“SAC”) in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB’s Emerging Issues Task Force Issue 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

        The Agreement contains a number of covenants, which include, among other items, maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures and the payment of dividends. As of March 31, 2005, the Company was in compliance with the covenants of the Agreement.

NOTE 3 - STOCK BASED COMPENSATION AND EARNINGS PER SHARE

         The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based employee compensation plans. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004: a dividend yield of 0%; a risk-free interest rate of 4.2% and 4.2%; an expected life ranging from 5-10 years; and an expected volatility of 136% and 114%, respectively. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to its stock-based employee plans for options granted from 1999 to 2005, for the three and six month periods ended March 31.

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Net income as reported	$591,000	$987,000	985,000	$1,186,000
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified or settled, net of related tax
effects	(865,000)	(53,000)	(872,000)	(75,000)

Pro forma net income	$(274,000)	$934,000	$113,000	$1,111,000

Earnings (loss) per share:
Basic - as reported	$.12	$.20	$.19	$.24
Diluted - as reported	$.10	$.19	$.16	$.24
Basic - pro forma	$(.05)	$.19	$.02	$.22
Diluted - pro forma	$(.05)	$.18	$.02	$.22

NOTE 4 — DISCONTINUED OPERATIONS

On March 23, 2004, the Company completed the sale of substantially all of the assets and operations of the Company’s subsidiary, ANIP, to an unrelated newly formed entity. The terms of the sale were cash of approximately $3.4 million and the assumption by the buyer of approximately $1.7 million in liabilities, primarily trade accounts payable. The Company used the entire cash proceeds, net of closing expenses and a $250,000 escrow requirement, to repay the outstanding balance on the mortgage on the ANIP facility and the balance to reduce the Company’s senior credit facility. The funds under the escrow requirement were released to the Company in September 2004. As a result of the sale of the assets for the six months ended March 31, 2004, , the Company recorded a loss of approximately $1,533,000 net of a deferred income tax benefit of $697,000. ANIP had previously been reported as a separate segment of the Company and was a contract and private label manufacturer of over-the-counter liquid and powder pharmaceutical products, primarily liquid stomach remedies, located in Gulfport, Mississippi. As a result of the sale of ANIP, the Company’s consolidated financial statements and related notes thereto have been reclassified to present the operations of ANIP as discontinued operations. The Company now operates in only one segment.

        Certain information with respect to discontinued operations of ANIP for the six months ended March 31, 2004 follows. The results are up to the date of the sale.

Net sales	$4,776,078

Gross profit	921,283
Operating expenses	1,575,187

Operating loss	(653,904)
Other expenses, including interest	(228,466)
Loss on disposal	(1,348,111)

Loss before income taxes	$(2,230,481)
Income tax benefit - deferred	697,000

Net loss	$(1,533,481)

        During November 2004, the Company closed on the sale of the remaining asset that had been held for sale relating to the ANIP operations. The sale resulted in cash proceeds of approximately $109,000 and no gain or loss on the disposal.

NOTE 5 - CONTINGENCIES

        The Company’s subsidiary, Bactolac, had pending legal actions and claims incurred in the normal course of business. All of the actions and claims have been settled for minimal consideration.

NOTE 6 - STOCKHOLDERS' EQUITY

        During January 2005, the Company’s Board of Directors granted options to purchase 220,000 shares of common stock at $3.95 to $4.35 per share under the Incentive Stock Option Plan. The exercise price is equivalent to the fair market value of the common stock when granted and the options have terms ranging from five to ten years.

NOTE 7 - SUBSEQUENT EVENTS

        Subsequent to March 31, 2005, Bactolac entered into an agreement to purchase a piece of raw land adjoining its facility for a cost of $1,350,000, plus certain closing expenses. The cost is anticipated to be funded out of working capital and the Companys revolving line of credit. The closing is subject to certain survey and environmental conditions. The land will be held for possible future expansion.

        Subsequent to March 31, 2005, two officers of the Company exercised stock options to purchase a total of 362,500 common shares, under the Company’s stock option plan. Proceeds received by the Company from these exercises totaled $284,850.

ITEM 2.

ADVANCED NUTRACEUTICALS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        The Company’s operations are currently conducted through its operating subsidiary, Bactolac Pharmaceutical Inc. (“Bactolac”), a private label contract manufacturer of vitamin and supplement products. Following the March 2004 sale of ANIP, the historical financial statements of the Company have been revised to reflect the operations of ANIP as a discontinued operation.

Comparison of the Presented Results of Operations for the Six Months Ended March 31, 2005 to the Six Months Ended March 31, 2004.

        Net sales for the 2005 period totaled $10,016,000, a $1,621,000 or 19.3% increase over the 2004 period. The increase was primarily attributable to sales of products to new customers.

        Gross profit for the 2005 period increased to $3,131,000, a $282,000 increase over the 2004 amount. Gross profit as a percentage of net sales decreased to 31.3% in 2005, as compared to 33.9% in the 2004 period. The change resulted from incremental additional costs in processing initial orders to new customers, changes in the product mix during the period and increases in raw material costs that were not able to be passed on to customers for those orders in process when material price increase notices were received.

         Total operating expenses increased to $1,511,000 for the 2005 period from $1,348,000 for the 2004 period. This represents an increase of $163,000, or 12.1%. The increase relates primarily to increased expenses associated with additional personnel. costs.

Comparison of the Presented Results of Operations for the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004.

        Net sales for the 2005 period totaled $5,525,000, a $1,204,000 or 27.9% increase over the 2004 period. The increase was primarily attributable to sales of products to new customers.

        Gross profit for the 2005 period increased to $1,689,000, a $169,000 increase compared to the 2004 amount. Gross profit as a percentage of net sales decreased to 30.6% in 2005, as compared to 35.2% in the 2004 period. The change resulted from incremental additional costs in processing initial orders to new customers, changes in the product mix during the period and increases in raw material costs that were not able to be passed on to customers for those orders in process when material price increase notices were received.

        Total operating expenses increased to $766,000 in 2005 from $647,000 in 2004. This represents an increase of $119,000, or 18.5%. The increase relates primarily to increased expenses associated with additional personnel.

Liquidity and Capital Resources

        Prior to the ANIP sale, ANI met its consolidated working capital and capital expenditure requirements, including funding for debt repayments, mainly through net cash provided under the Company’s revolving line of credit. Management plans to continue to maintain and enhance the profitability of the Bactolac operation to meet currently anticipated funding requirements.

         In March 2003, the Company completed the refinancing of its senior debt facility with a new lender (the “Agreement”). The Agreement, as amended, provides the Company with a $3.4 million facility, consisting of a $2.5 million revolver, a $650,000 equipment term loan and a $257,000 equipment acquisition line. Interest on the revolver portion is paid monthly and the term loan portion of the facility provides for monthly principal payments of approximately $24,000, plus interest. During the period ended March 31, 2005 the then remaining balance outstanding on the term loan was paid off. The Agreement matures in March 2006, is collateralized by substantially all of the Company’s assets, and bears interest at rates that fluctuate with the prime rate, with the revolver at 2% over prime (not to be less than a total rate of 6.5%), 7.6% at March 31, 2005, and the equipment lines at 4.75% over prime (not to be less than a total rate of 9.25%), 10.3% at March 31, 2005. Due to the “floor” interest amounts under the Company’s credit facility, the 2003-2004 prime rate levels have not impacted the Company’s interest rate. Increases in the prime rate subsequent to September 30, 2004, have increased the Company’s interest expense.

        The credit facility requires a lockbox arrangement, which requires all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with a Subjective Acceleration Clause (“SAC”) in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB’s Emerging Issues Task Force Issue 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

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

        At March 31, 2005, the Company had working capital of $6,938,000. The total balance overpaid under the revolving portion of the secured credit facility amounted to $38,000 with additional borrowings available of approximately $2,538,000, at March 31, 2005, based upon accounts receivable and inventory levels.

         Subsequent to March 31, 2005, Bactolac entered into an agreement to purchase a piece of raw land adjoining its facility for a cost of $1,350,000, plus certain closing expenses. The cost is anticipated to be funded out of working capital and the Company’s revolving line of credit. The closing is subject to certain survey and environmental conditions. The land will be held for possible future expansion.

         Subsequent to March 31, 2005, two officers of the Company exercised a total of 362,500 stock options to acquirepurchase a total of 362,500 common shares under the Company’s stock option plan. Proceeds received by the Company from these exercises totaled $284,850.

Operating Activities

        N Net cash flows from continuing operating activities for the six months ended March 31, provided approximately $905,000 in the 2005 period and approximately $675,000 in 2004. The net cash flow provided in 2005 resulted primarily from the $985,000 income from continuing operations plus the non-cash depreciation and amortization of $149,000, $674,000 increase in accounts payable and a non-cash $530,000 change in deferred taxes. This was reduced by a $1,091,000 increase in inventories and a $370,000 increase in accounts receivable.

         The net cash flow provided infor the six months ended March 31, 2004, resulted primarily from the $2,720,000 income from continuing operations plus the non-cash depreciation and amortization of $126,000, less the non-cash deferred tax benefit recorded of $1,303,000. This was reduced by a $755,000 increase in accounts receivable and a $178,000 increase in inventories to support the higher sales levels.

        Discontinued operations consumed $514,000 in 2004. The majority of this related to the net loss incurred during the periods net of the changes in working capital items.

Investing Activities

         Discontinued operations consumed $514,000 infor the six months ended March 31, 2004. The majority of this related to the net loss incurred during the periods net of the changes in working capital items.

        Investing activities consumed approximately $345,000 in the six months ended March 31, 2004 which consisted of $204,000 in equipment additions with the balance used for additions to other assets.

         Discontinued operations generated cash of approximately $109,000 infor the six months ended March 31, 2005, arising from the completion of the sale of the asset held for sale. Discontinued operations provided approximately $3,493,000 infor the six months ended March 31, 2004 which related primarily to the sale of ANIP.

Financing Activities

         8Financing activities from continuing operations consumed approximately $1,222,000 in the six months ended March 31, 2005, and generated $563,000 infor the six months ended March 31, 2004. This consisted primarily of net borrowings and repayments under the Companys debt obligations.

         Discontinued operations consumed approximately $4,334,000 infor the six months ended March 31, 2004. These amounts consisted primarily of debt repayments and net borrowings under the Companys debt obligations for ANIP.

Recent Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment”, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of the standard. Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

        Certain statements in Management’s Discussion and Analysis and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Cautionary Note Regarding Forward-Looking Statements” on page 2 of the Company’s Form 10-KSB for the year ended September 30, 2004 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.   Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

         Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of a date (the Evaluation Date") within 90 days prior to the filing of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner.

(b)      Changes in Internal Controls

        There have been no significant changes made in the Company’s internal controls or in other factors that have significantly affected internal controls subsequent to the Evaluation Date.

PART II OTHER INFORMATION

Item 6.   Exhibits

    (a)        Exhibits 31.1, 31.2 and 32 are furnished.

ADVANCED NUTRACEUTICALS, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED NUTRACEUTICALS, INC. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal Senior Vice President--Finance and Chief Financial Officer

Dated: May 16, 2005