Form 10QSB
period 2005-06-30
ADVANCED NUTRACEUTICALS INC/TX
filed 2005-08-15
CIK 913614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]   No  [   ]

As of August 8, 2005 there were 5,483,998 shares of common stock $0.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  [   ]   No  [X]

ADVANCED NUTRACEUTICALS, INC.
Index

	PART I - Financial Information
		Page
Item 1.	Unaudited Condensed Consolidated Financial Statements

	Consolidated Balance Sheet at June 30, 2005	3

	Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2005 and 2004	4

	Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2005 and 2004	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis	10

Item 3.	Controls and Procedures	14

	PART II - Other Information

Item 2.	Changes in Securities	14

Item 6.	Exhibits	14

Signatures		15

ADVANCED NUTRACEUTICALS, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2005

(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,784,246
Receivables, net	3,643,955
Inventories	2,675,462
Deferred tax assets	806,000
Other assets	42,243

Total Current Assets	8,951,906

Property and equipment, net	1,439,328
Land held for expansion	1,405,867
Goodwill	7,563,913
Deferred tax assets	310,000
Other assets	71,613

$19,742,627

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,155,470
Accrued expenses and other liabilities	118,066
Credit facility	1,292,304
Current portion of long-term debt	11,745

Total Current Liabilities	2,577,585

Long-term debt, net of current portion	23,513

Total Liabilities	2,601,098

Commitments and contingencies

Stockholders' equity:
Preferred stock; $.001 par value; 1,000,000
shares authorized; none outstanding	--
Common stock; $.01 par value; 20,000,000
shares authorized; 5,468,997 issued and outstanding	54,690
Additional paid-in capital	20,641,406
Accumulated deficit	(3,554,567)

Total Stockholders' Equity	17,141,529

$19,742,627

See accompanying notes to unaudited condensed consolidated financial statements.

ADVANCED NUTRACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED JUNE 30,

(Unaudited)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Net sales	$6,785,118	$4,797,628	$16,801,350	$13,192,973
Cost of sales	4,787,077	3,454,729	11,671,915	9,001,008

Gross profit	1,998,041	1,342,899	5,129,435	4,191,965
General and administrative
expenses	888,771	754,822	2,399,907	2,102,951

Operating income	1,109,270	588,077	2,729,528	2,089,014
Other income (expense):
Interest expense, net	(39,094)	(86,081)	(153,426)	(213,569)
Other, net	10,589	1,340	19,826	44,867

Income from continuing
operations before income taxes	1,080,765	503,336	2,595,928	1,920,312
Income tax (expense) benefit	(379,000)	(175,000)	(909,000)	1,128,000

Income from continuing
operations	701,765	328,336	1,686,928	3,048,312

Discontinued operations:
Gain (loss) from
discontinued operations	--	97,575	--	(2,132,906)

Income tax benefit - deferred	--	--	--	697,000

Income (loss) from discontinued
operations	--	97,575	--	(1,435,906)

Net income	$701,765	$425,911	$1,686,928	$1,612,406

Earnings (loss) per share:
Basic:
Continuing operations	$.13	$.07	$.33	$.61
Discontinued operations	--	.02	--	(.29)

Net income	$.13	$.09	$.33	$.32

Diluted:
Continuing operations	$.12	$.05	$.28	$.55
Discontinued operations	--	.02	--	(.26)

Net income (loss)	$.12	$.07	$.28	$.29

Weighted average common shares
outstanding:
Basic	5,334,480	5,031,858	5,176,713	5,005,764

Diluted	6,042,493	6,072,909	5,990,222	5,580,258

See accompanying notes to unaudited condensed consolidated financial statements.

ADVANCED NUTRACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2005	2004
Net cash provided by (used in) operating activities:
Continuing operations	$1,446,640	$1,324,518
Discontinued operations	—	(514,122)
Net cash provided by (used in) investing activities:
Continuing operations	(1,948,646)	(157,441)
Discontinued operations	109,118	3,277,464
Net cash provided by (used in) financing activities:
Continuing operations	390,626	714,235
Discontinued operations	—	(4,334,010)

Net increase (decrease) in cash and cash equivalents	(2,262)	310,644
Cash and cash equivalents at beginning of period	1,786,508	1,043,926

Cash and cash equivalents at end of period	$1,784,246	$1,354,570

See accompanying notes to unaudited condensed consolidated financial statements.

ADVANCED NUTRACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

                The accompanying condensed consolidated financial statements of Advanced Nutraceuticals, Inc. (the “Company” or “ANI”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2005, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended June 30, 2005 are not necessarily an indication of operating results for the full year.

NOTE 1 — OPERATIONS AND MAJOR CUSTOMERS

                As described in Note 5, on March 23, 2004, the Company completed the sale of substantially all of the assets and operations of the Company’s subsidiary, ANI Pharmaceuticals, Inc. (“ANIP”), to an unrelated newly-formed entity. The operations of ANIP are accounted for as a discontinued operation within these financial statements. The Company’s operations are currently conducted through one operating subsidiary, Bactolac Pharmaceutical Inc. (“Bactolac”), a private label contract manufacturer of vitamins and supplements located in Hauppauge, New York. The Company determines its operating results consistent with its management reporting and consolidated accounting policies. All of the assets and operating results as presented in the accompanying financial statements from continuing operations are associated with the Bactolac operation.

            Major Customers

                Other than as detailed under foreign sales, the Company’s revenues are generated from customers located in the United States. The following table summarizes sales from continuing operations to individual customers that comprised more than 10% of the Company’s sales from continuing operations for the periods ended June 30.

	Three Months Ended		Nine Months Ended
Customer	2005	2004	2005	2004
A	11.0%	13.4%	12.3%	12.9%
B	11.9%	14.0%	10.4%	14.5%
C	7.2%	8.9%	8.6%	6.1%
D	5.0%	6.7%	5.8%	10.9%

            Foreign Sales

                 Export sales from continuing operations, primarily from a customer in Russia (customer C above), were approximately $1,467,000 and $828,000 for the nine-month periods ended June 30, 2005 and 2004, and approximately $488,000 and $429,000 for the nine-month periods ended June 30, 2005 and 2004, respectively. The Company has no foreign assets.

ADVANCED NUTRACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LAND HELD FOR EXPANSION

                 During the quarter ended June 30, 2005, Bactolac purchased undeveloped land adjoining its facility for $1,405,867, including certain closing costs. The purchase price was funded out of working capital and the Company’s revolving line of credit. The land is being held for possible future expansion.

NOTE 3 — DEBT AGREEMENTS

                 In March 2003, the Company completed the refinancing of its senior debt facility with a new lender (the “Agreement”). The Agreement, as amended (including a Fourth Amendment, executed as of July 26, 2005), provides the Company with a $6.5 million facility, consisting of a $2.5 million revolver and a $4.0 million term loan. Interest on the outstanding loan balance is paid monthly and the term loan portion of the facility provides for quarterly principal payments of approximately $250,000 commencing September 1, 2005 and increasing to $437,500 over the three-year life of the loan. Additional annual payments are due, as defined under the agreement commencing with the year ending September 30, 2006. As of June 30, 2005, there was $1,292,000 outstanding under the revolver. The Company had additional borrowings available under its revolver of approximately $1,208,000, at June 30, 2005, based upon accounts receivable and inventory levels. During the quarter ended March 31, 2005 the remaining balance on the previous term loan was repaid.

                The Company anticipates drawing the $4,000,000 available under the term loan portion of the facility on or about August 31, 2005 to provide funding for a $4,500,000 self tender offer currently in process (Note 8). No balance was outstanding on the term loan as of June 30, 2005.

                Borrowings under the Agreement mature in July 2008, are collateralized by substantially all of the Company’s assets, and bear interest at rates that fluctuate with the prime rate, with the revolver at 0.5% over prime (not to be less than a total rate of 6.25%), 6.52% at July 31, 2005, and the term loan at 3.0% over prime (not to be less than a total rate of 8.75%). Due to the “floor” interest amounts under the Company’s credit facility, the 2003-2004 prime rate levels have not impacted the Company’s interest rate. Increases in the prime rate subsequent to September 30, 2004, have increased the Company’s interest expense. The credit facility requires a lockbox arrangement, which requires all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with a Subjective Acceleration Clause (“SAC”) in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB’s Emerging Issues Task Force Issue 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

                The Agreement, as amended, contains a number of covenants, which include, among other items, maintenance of specified minimum EBITDA, fixed charge ratios and maximum senior debt leverage ratios, as well as limitations on capital expenditures and the payment of dividends. As of June 30, 2005, the Company was in compliance with the covenants of the Agreement, as amended.

NOTE 4 — STOCK BASED COMPENSATION AND EARNINGS PER SHARE

                 The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based employee compensation plans. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004: a dividend yield of 0%; a risk-free interest rate of 4.2%; an expected life ranging from 5-10 years; and an expected volatility of 136% and 114%, respectively. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to its stock-based employee plans for options granted from 1999 to 2005, for the three and nine month periods ended June 30.

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Net income as reported	$702,000	$426,000	$1,687,000	$1,612,000
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified or settled, net of related tax
effects	(7,000)	(15,000)	(879,000)	(90,000)

Pro forma net income	$695,000	$411,000	$808,000	$1,522,000

Earnings (loss) per share:
Basic - as reported	$.13	$.09	$.33	$.32
Diluted - as reported	$.12	$.07	$.28	$.29
Basic - pro forma	$.13	$.08	$.16	$.30
Diluted - pro forma	$.11	$.07	$.13	$.27

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

NOTE 5 — DISCONTINUED OPERATIONS

        On March 23, 2004, the Company completed the sale of substantially all of the assets and operations of the Company’s subsidiary, ANIP, to an unrelated newly-formed entity. The terms of the sale were cash of approximately $3.4 million and the assumption by the buyer of approximately $1.7 million in liabilities, primarily trade accounts payable. The Company used the entire cash proceeds, net of closing expenses and a $250,000 escrow requirement, to repay the outstanding balance on the mortgage on the ANIP facility and to reduce the Company’s senior credit facility. The funds under the escrow requirement were released to the Company in September 2004. As a result of the sale of the assets, for the nine months ended June 30, 2004, the Company recorded a loss of approximately $1,436,000, net of a deferred income tax benefit of $697,000. ANIP had previously been reported as a separate segment of the Company and was a contract and private label manufacturer of over-the-counter liquid and powder pharmaceutical products, primarily liquid stomach remedies, located in Gulfport, Mississippi. As a result of the sale of ANIP, the Company’s consolidated financial statements and related notes thereto have been reclassified to present the operations of ANIP as discontinued operations. The Company now operates in only one segment.

        Certain information with respect to discontinued operations of ANIP for the nine months ended June 30, 2004 follows. The results are up to the date of the sale.

Net sales	$4,776,078

Gross profit	921,283
Operating expenses	1,575,187

Operating loss	(653,904)

Other expenses, including interest	(228,466)
Loss on disposal	(1,250,536)

Loss before income taxes	(2,132,906)

Income tax benefit - deferred	697,000

Net loss	$(1,435,906)

                During November 2004, the Company closed on the sale of the remaining asset that had been held for sale relating to the ANIP operations. The sale resulted in cash proceeds of approximately $109,000 and no gain or loss on the disposal.

NOTE 6 — CONTINGENCIES

                The Company’s subsidiary, Bactolac, had pending legal actions and claims incurred in the normal course of business. All of the actions and claims have been settled for minimal consideration.

NOTE 7 — STOCKHOLDERS’ EQUITY

                During January 2005, the Company’s Board of Directors granted options to purchase 220,000 shares of common stock at $3.95 to $4.35 per share under the Incentive Stock Option Plan. The exercise price is equivalent to the fair market value of the common stock when granted, and the options have terms ranging from five to ten years.

                During the quarter ended June 30, 2005, certain officers and employees of the Company exercised stock options to purchase a total of 371,167 common shares, under the Company’s stock option plan. Proceeds received by the Company from these exercises totaled $288,837.

        Subsequent to June 30, 2005, a director of the Company exercised stock options to purchase a total of 15,001 common shares under the Company’s stock option plan. Proceeds received by the Company from these exercises totaled $9,534.

NOTE 8 — SUBSEQUENT EVENTS

                Effective July 26, 2005, the Company commenced a tender offer to buy back up to 1,058,823 shares of its outstanding common stock at a price of $4.25 per share from stockholders of record as of July 27, 2005. The Company anticipates that it will obtain all of the funds necessary to purchase shares tendered in the offer, and to pay related fees and expenses, by borrowing up to $4,500,000 under its secured credit facility, which has recently been amended to provide for that use. Closing of the tender offer is anticipated to occur during the fourth quarter of the fiscal year.

ITEM 2.

ADVANCED NUTRACEUTICALS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Comparison of the Presented Results of Operations for the Nine Months Ended June 30, 2005 to the Nine Months Ended June 30, 2004.

                Net sales for the 2005 period totaled $16,801,000, a $3,608,000 or 27.4% increase over the 2004 period. The increase was attributable to expanded sales of products to existing customers and new customers that have recently been obtained.

                Gross profit for the 2005 period increased to $5,129,000, a $937,000 increase over the 2004 amount. Gross profit as a percentage of net sales decreased to 30.5% in 2005, as compared to 31.8% in the 2004 period. The change resulted from incremental additional costs in processing initial orders to new customers, changes in the product mix during the period and increases in raw material costs that were not able to be passed on to customers for those orders in process when material price increase notices were received.

                 Total operating expenses increased to $2,400,000 for the 2005 period from $2,103,000 for the 2004 period. This represents an increase of $297,000, or 14.1%. The increase relates primarily to increased expenses associated with additional personnel costs and increased sales commissions paid due to higher sales levels.

Comparison of the Presented Results of Operations for the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004.

                Net sales for the 2005 period totaled $6,785,000, a $1,987,000 or 41.4% increase over the 2004 period. The increase was attributable to expanded sales of products to existing customers and new customers that have recently been obtained.

                Gross profit for the 2005 period increased to $1,998,000, a $655,000 increase compared to the 2004 amount. Gross profit as a percentage of net sales increased to 29.4% in 2005, as compared to 28.0% in the 2004 period. The change resulted from incremental additional costs in processing initial orders to new customers and changes in the product mix during the period.

                Total operating expenses increased to $889,000 in 2005 from $755,000 in 2004. This represents an increase of $134,000, or 17.7%. The increase relates primarily to increased expenses associated with additional personnel and increased sales commissions paid due to higher sales levels.

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

                 In March 2003, the Company completed the refinancing of its senior debt facility with a new lender (the “Agreement”). The Agreement, as amended (including a Fourth Amendment, executed as of July 26, 2005), provides the Company with a $6.5 million facility, consisting of a $2.5 million revolver and a $4.0 million term loan. Interest on the outstanding loan balance is paid monthly and the term loan portion of the facility provides for quarterly principal payments of approximately $250,000 commencing September 1, 2005 and increasing to $437,500 over the three-year life of the loan. Additional annual payments are due, as defined under the Agreement commencing with the year ending September 30, 2006. As of June 30, 2005, there was $1,292,000 outstanding under the revolver. The Company had additional borrowings available under its revolver of approximately $1,208,000, at June 30, 2005, based upon accounts receivable and inventory levels. During the quarter ended March 31, 2005 the remaining balance on the previous term loan was repaid.

                The Company anticipates drawing the $4,000,000 available under the term loan portion of the facility on or about August 31, 2005 to provide funding for a $4,500,000 self tender offer currently in process. No balance was outstanding on the term loan as of June 30, 2005.

                 Effective July 26, 2005, the Company commenced a tender offer to buy back up to 1,058,823 shares of its outstanding common stock at a price of $4.25 per share from stockholders of record as of July 27, 2005. The Company anticipates that it will obtain all of the funds necessary to purchase shares tendered in the offer, and to pay related fees and expenses, by borrowing up to $4,500,000 under its secured credit facility, which has recently been amended to provide for that use. Closing of the tender offer is anticipated to occur during the current quarter of the fiscal year.

                Borrowings under the Agreement mature in July 2008, are collateralized by substantially all of the Company’s assets, and bear interest at rates that fluctuate with the prime rate, with the revolver at 0.5% over prime (not to be less than a total rate of 6.25%), 6.52% at July 31, 2005, and the term loan at 3.0% over prime (not to be less than a total rate of 8.75%). Due to the “floor” interest amounts under the Company’s credit facility, the 2003-2004 prime rate levels have not impacted the Company’s interest rate. Increases in the prime rate subsequent to September 30, 2004, have increased the Company’s interest expense. The credit facility requires a lockbox arrangement, which requires all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with a Subjective Acceleration Clause (“SAC”) in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB’s Emerging Issues Task Force Issue 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

                The Agreement, as amended, contains a number of covenants, which include, among other items, maintenance of specified minimum EBITDA, fixed charge ratios and maximum senior debt leverage ratios, as well as limitations on capital expenditures and the payment of dividends. As of June 30, 2005, the Company was in compliance with the covenants of the Agreement, as amended.

                 In connection with continued expansion and upgrades of the business including the recent addition of the 29,000 square foot leased facility, the Company estimates that capital needs for equipment purchases and leasehold improvements during the remainder of the 2005 fiscal year will total $150,000 to $250,000. It is expected that funding for the capital additions will be provided out of working capital with a portion funded out of the credit facility. During the quarter ended June 30, 2005, Bactolac purchased undeveloped land adjoining its facility for $1,406,000, including certain closing costs. The purchase price was funded out of working capital and the Company’s revolving line of credit. The land is being held for possible future expansion.

                At June 30, 2005, the Company had working capital of $6,374,000. Borrowings under the revolving portion of the secured credit facility amounted to $1,292,000 with additional borrowings available under the revolver of approximately $1,208,000, based upon accounts receivable and inventory levels.

                During the quarter ended June 30, 2005, certain officers and employees of the Company exercised stock options to purchase a total of 371,167 common shares, under the Company’s stock option plan. Proceeds received by the Company from these exercises totaled $288,837.

                Subsequent to June 30, 2005, a director of the Company exercised stock options to purchase a total of 15,001 common shares, under the Company’s stock option plan. Proceeds received by the Company from these exercises totaled $9,534.

Operating Activities

                Net cash flows from continuing operating activities for the nine months ended June 30 provided approximately $1,447,000 in the 2005 period and approximately $1,325,000 in 2004. The net cash flow provided in 2005 resulted primarily from the $1,687,000 income from continuing operations plus non-cash depreciation and amortization expense of $292,000, a $237,000 increase in accounts payable, and a non-cash $909,000 change in deferred taxes. This was reduced by a $859,000 increase in inventories and a $842,000 increase in accounts receivable.

                 The net cash flow from continuing operating activities provided for the nine months ended June 30, 2004, provided $1,325,000. This resulted primarily from the $3,048,000 income from continuing operations plus the non-cash depreciation and amortization of $194,000, less the non-cash deferred tax benefit recorded of $1,128,000. This was reduced by a $627,000 net increase in accounts receivable and a $118,000 increase in inventories to support the higher sales levels.

                Discontinued operations consumed $514,000 in 2004. The majority of this related to the net loss incurred during the periods net of the changes in working capital items.

Investing Activities

                 Investing activities from continuing operations consumed approximately $1,949,000 in the nine months ended June 30, 2005, which consisted of $543,000 in equipment additions, with the balance used for the purchase of land being held for investment.

             Investing activities from continuing operations consumed approximately $157,000 in 2004 for additions to equipment.

                 Discontinued operations generated cash of approximately $109,000 for the nine months ended June 30, 2005, arising from the completion of the sale of the asset held for sale. Discontinued operations provided approximately $3,277,000 for the nine months ended June 30, 2004 which related primarily to the sale of ANIP.

Financing Activities

                 Financing activities from continuing operations generated approximately $391,000 in the nine months ended June 30, 2005, and generated $714,000 for the nine months ended June 30, 2004. This consisted primarily of $289,000 in 2005 in cash generated from the exercise of stock options and otherwise net borrowings and repayments under the Company’s debt obligations.

                 Discontinued operations consumed approximately $4,334,000 for the nine months ended June 30, 2004. These amounts consisted primarily of debt repayments and net borrowings under the Company’s debt obligations for ANIP.

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

Item 3.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

                 Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last date of the financial statements attached hereto (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner.

(b)	Changes in Internal Controls

                There have been no significant changes made in the Company’s internal controls or in other factors that have significantly affected internal controls subsequent to the Evaluation Date.

PART II OTHER INFORMATION

Item 2.   Changes in Securities

During the period covered by this report, other than as previously reported in the Company’s reports on Form 8-K or except as described below, the Company had no sales of unregistered equity securities under the Securities Act of 1933 (the “Act”):

(a)	During the period, the Company issued the following common shares arising from exercises under its Stock Incentive Plan:

1.	On April 22, 2005, 187,500 common shares were issued to an officer for an aggregate exercise price of $153,350.
2.	On May 14, 2005, 175,000 common shares were issued to an officer for an aggregate exercise price of $131,500.
3.	On May 18, 2005, a total of 8,667 common shares were issued to two employees for an aggregate exercise price totaling $3,987.
4.	On July 20, 2005, 15,001 common shares were issued to a director for an aggregate exercise price of $9,534.

All of the foregoing option grants were made pursuant to the exemption under section 4(2) of the Act, and no commission or other remuneration was paid on the respective transactions.

Item 6.   Exhibits

(a)	Exhibits 31.1, 31.2 and 32. Filed herewith.

ADVANCED NUTRACEUTICALS, INC.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED NUTRACEUTICALS, INC. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal Senior Vice President--Finance and Chief Financial Officer

Dated: August 15, 2005