Form 10KSB
period 2005-09-30
ADVANCED NUTRACEUTICALS INC/TX
filed 2006-01-13
CIK 913614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(X)	Annual Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2005

( )	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 For the Transition Period from ________ to ________

Commission file number: 0-26362

ADVANCED NUTRACEUTICALS, INC.
(Name of small business issuer in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0642336 (I.R.S. Employer Identification No.)

106 South University Blvd., Unit 14 Denver, Colorado (Address of principal executive office)	80209 (Zip Code)

Issuer's telephone number, including area code:    (303) 722-4008

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class None	Name of each Exchange on Which Registered None

Securities Registered Pursuant to Section 12(g) of the Act:

$.01 par value common stock
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes  [  ]    No  [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   [X]    No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [  ]

The Registrant had revenues of $22,932,000 for its most recent fiscal year ended September 30, 2005.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 22, 2005 was $5,972,000.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   [  ]    No   [X]

The number of shares outstanding of the Registrant’s common stock on December 22, 2005 was 4,662,410.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transitional Small Business Disclosure Format (Check one):   Yes   [   ]    No   [X]

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. Actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, changes in business conditions, the general economy, competition, changes in product offerings, as well as regulatory developments that could cause actual results to vary materially from the future anticipated results indicated, expressed or implied, in such forward-looking statements. The Company disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date hereof.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Advanced Nutraceuticals, Inc. (“ANI” or the “Company”), www.advancednutraceuticals.com or www.anii.cc, a holding company, organized in March 2000, has one operating subsidiary, Bactolac Pharmaceutical Inc. (“Bactolac”),www.bactolac.com, a private label contract manufacturer of vitamins and supplements. Information contained on the Company’s and its subsidiary’s web sites do not comprise a part of this Form 10-KSB.

Bactolac, located in Hauppauge, New York, was founded in 1995 and is engaged in the formulation, manufacturing, coating and packaging of encapsulated and compressed tablets and powder blended vitamins and related nutritional supplements. Bactolac operates out of a state of the art, approximate 32,700 square foot facility. Continued investments in high-tech lab equipment, high speed manufacturing equipment, in-house thin film coating equipment and flexible packaging equipment have resulted in faster turn around times and greater control of the quality and production processes. During late 2004 and early 2005, Bactolac expanded into an additional 29,000 sq. ft. facility under a five-year lease with an unrelated party to provide additional manufacturing, materials handling and lab space in a building adjacent to the existing facility. Total facility space currently exceeds 65,000 square feet. Bactolac provides private label contract manufacturing services, with over 1,000 different formulations of vitamins and supplements to various companies engaged in the marketing and distribution of vitamins, mineral supplements, herbs and other health and nutrition consumer products.

Bactolac’s growth and profitability have been driven by its reputation for creating exciting, innovative formulas including weight loss, sport nutrition, energy products, antioxidants, formulas designed specifically for men, women and children, stress formulas, relaxation formulas, life extension, immune enhancement, brain products, cleansing products, cholesterol products, liver formulas, heart formulas and hundreds of herbal remedies. Additionally, Bactolac custom formulates products in response to, and in conjunction with, customer demand. Bactolac strives to provide high quality nutritional products that promote the health and vitality of its users.

In November 2005, Bactolac joined the National Nutritional Foods Association (“NNFA”) and is seeking to obtain certification as an NNFA Good Manufacturing Practices (“GMP”) approved manufacturer. This certification is anticipated to be completed in early 2007, although no assurance can be given that such certification will be obtained. The NNFA is the leading organization in the industry in promoting high quality standards and certifying GMP manufacturers. Additional information concerning the NNFA can be found on their web site at www.nnfa.org.

The Federal Food, Drug, and Cosmetic Act, (“FDCA”), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of dietary supplements, including vitamins, minerals and herbs, while the Federal Trade Commission (“FTC”) regulates the advertising of these products, and the Postal Service regulates advertising claims with respect to such products sold by mail order.

The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994, (“DSHEA”). DSHEA established a new framework governing the composition and labeling of dietary supplements. As authorized by DSHEA, the Food and Drug Administration (“FDA”) has recently proposed GMP's specifically for dietary supplements. These new GMP regulations, if finalized (which is predicted to occur in the near future), would be more detailed and strict than the GMP’s that currently apply to dietary supplements and may, among other things, require dietary supplements to be prepared, packaged and held in compliance with certain rules, and might require quality control provisions similar to those in the GMP regulations for drugs. Bactolac has made significant changes to its processes to improve its quality control and manufacturing processes as well as expansions to its lab facilities and equipment in advance of applying for the NNFA certification which is believed will assist in meeting proposed new FDA regulations. There can be no assurance that, if the FDA adopts GMP regulations for dietary supplements, Bactolac will be able to comply with the new rules without incurring additional expenses. It is believed that with more customers requiring that their suppliers be certified by the NNFA and if the proposed new FDA regulations are adopted, many of the “low-cost” and non-qualifying suppliers in the industry over the next few years, will either be forced to raise their prices to comply, or be forced out of business.

On March 23, 2004, the Company completed the sale of substantially all of the assets and operations of the Company’s subsidiary, ANI Pharmaceuticals, Inc. (“ANIP”), formerly also referred to as ASHCO, to an unrelated third party. The historical operations and results of the sale transaction of ANIP are accounted for as a discontinued operation within the accompanying consolidated financial statements.

The Company’s strategy is to continue to grow its Bactolac subsidiary, thereby improving the Company’s financial position, by generating profits and positive cash flow. The Company believes it can successfully implement this strategy by continuing in its aggressive efforts to obtain new customers, focusing on expanded sales opportunities with its existing customers and through emphasizing its competitive manufacturing operations while at the same time maintaining a stringent cost containment program. The Company may also consider strategic acquisition opportunities in the distribution segments of the nutritional industry. The Company intends to continue to consider other strategic initiatives to enhance shareholder value, including without limitation, the sale or merger of the Company.

FINANCIAL INFORMATION ABOUT THE COMPANY'S BUSINESS SEGMENTS

Following the completion of the sale of ANIP in March 2004, the Company now operates in one segment. Bactolac is a private label contract manufacturer of vitamins and supplements located in Hauppauge, New York. Additional financial information can be found in ITEM 7, FINANCIAL STATEMENTS.

Vitamin and Supplement Business

Bactolac manufactures a comprehensive assortment of vitamin, mineral and nutritional supplement products, which include a variety of vitamins, powders, glucosumine, beta carotene, magnesium, folic acid, calcium and potassium, as well as various herbs such as Echinacea, St. John’s Wort, Ginko Biloba, Saw Palmetto, Ginseng, and various multivitamin combinations, with no single product representing a sales concentration.

The Company has the capacity to produce millions of tablets per day using technologically advanced high-speed manufacturing equipment. Bactolac regularly increases its production capacity through additional equipment purchases and replacing slower speed equipment with faster and computer controlled automatic feed equipment, as well as vertically integrating processes that have previously been performed by outside subcontractors.

Capital expenditures at Bactolac during 2005 approximated $661,000. Capital expenditures at Bactolac over the past three years have resulted in significantly higher production capacities, with shorter production turnaround times. Expansions to its lab space, as well as additions to personnel and equipment in its lab facilities have resulted in much higher levels of quality control, including virtually all raw materials, in-process and finished goods, being tested. Bactolac custom formulates products in response to, and in conjunction with, customer demand. The Company also has in-house thin film coating line and a fully automated packaging line.

Raw materials used in Bactolac’s products consist of nutrient powders, excipients, empty gelatin capsules, and necessary components for packaging and distribution of finished vitamin and nutritional supplement products. The nutrient powders and the empty gelatin capsules are purchased from manufacturers, distributors and growers in the United States and foreign countries. All materials procured by Bactolac undergo quality control review to ensure conformance to product specification prior to acceptance and release into materials inventory. To date, the Company has not experienced any material difficulty in obtaining adequate sources of supply, and generally a number of suppliers are available for most raw materials. Although there can be no assurance that adequate sources will continue to be available, Bactolac believes it should be able to secure sufficient raw materials in the future.

Bactolac generated net sales of $22,932,000 and $17,639,000 for the years ended September 30, 2005 and 2004, respectively. The top three unrelated customers accounted for approximately 30% and 39% of Bactolac’s net sales for each of the fiscal years ended September 30, 2005 and 2004, respectively. Seasonality is generally not a major factor in Bactolac’s business, except that revenues during late summer and fall are typically slightly higher than other periods. Days with high heat and humidity can negatively affect Bactolac’s ability to manufacture certain products. Backlog of open orders at Bactolac is fairly short term in nature due to quick production turn around, with recent backlog less than one month’s sales.

Customers and Markets

The Company manufactures a broad range of products and uses a variety of methods to market and sell its products and services including word of mouth referrals from one customer to another, sales personnel, contract sales representatives, trade show participation, and press publicity, as well as web site exposure and reliance on name recognition and its reputation in the industry.

Bactolac’s customer base includes customers with a wide range of distribution methods. Customers include direct marketing companies, network-marketing companies, retail chain distribution and customers who re-package bulk products for re-sale to others. During the current fiscal year, Bactolac concentrated on increasing its customer base through expanded marketing and sales efforts, including developing marketing materials in addition to commencing attendance at trade shows.

The Company’s operations are subject to the risks normally associated with manufacturing vitamins and nutritional products, including shortage of certain raw materials.

Financial Information Relating to Export Sales — Continuing Operations:

For the year ended September 30, 2005, sales to unaffiliated customers totaled $22,932,000. Of this total, $1,933,000 related to customers in Russia. For the year ended September 30, 2004, sales to unaffiliated customers totaled $17,639,000. Of this total, $1,123,000 related to customers in Russia. All identifiable assets as of September 30, 2005 were located in the United States.

Research and Development

The primary areas of the Company’s research and development activities are focused in working with customers in the development of new products and expansion of the product line offerings for the private label market. Such assistance is normally in the form of product component identification and formulation, as well as product and packaging trends. In addition, as part of its quality control procedures, the Company produces pilot or sample runs of product formulation prototypes to ensure stability and/or efficacy and to determine ingredient interaction. The Company has implemented quality control procedures to verify that all products comply with established specifications and standards in compliance with both United States Pharmacopoeia (“USP”) and GMP promulgated by the Food and Drug Administration (“FDA”). Research of this type is a part of the internal overhead operating expenses incurred by the Company and the associated incremental outside costs of research and development activities have not been significant to date.

Competition

The Company’s products are sold primarily in domestic as well as limited foreign markets in competition with other private label manufacturing and marketing companies. The vitamin and nutritional supplement industries are highly competitive, and competition continues to increase. Competition for the sale of products comes from many sources, including companies that sell nutraceuticals to supermarkets, large chain discount retailers, drug store chains and independent drug stores, health food stores, and others who sell to wholesalers, as well as mail order vendors, electronic commerce and network marketing companies. The Company does not believe it is possible to accurately estimate the number or size of its many competitors, as the vitamin industry is largely privately held and highly fragmented.

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

Employees

At September 30, 2005, the Company employed 125 full-time and two part-time employees in its operations, with Bactolac employing 123 people and four employed (two full-time and two part-time) in holding company executive management. The employees at Bactolac are engaged in management and sales, quality control, production and administration.

The Company has never experienced a work stoppage, and none of its employees is currently represented by a union or any other form of collective bargaining unit. The Company believes its relations with its employees are good.

Government Regulation

The formulation, manufacturing, packaging, labeling, advertising and distribution of the Company’s products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture (“DOA”), the United States Postal Service (“USPS”) and the Environmental Protection Agency (“EPA”). These activities are also regulated by various agencies of the states and localities in which the Company’s products are sold, including without limitation the California Department of Health Services, Food and Drug branch. The FDA and FTC in particular regulate the advertising, labeling and sales of vitamin and mineral supplements and may take regulatory action concerning medical claims, misleading or untruthful advertising, and product safety issues. These regulations include the FDA’s Good Manufacturing Practices (“GMP’s”) for foods.

The Federal Food, Drug, and Cosmetic Act, (“FDCA”), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of dietary supplements, including vitamins, minerals and herbs, while the FTC regulates the advertising of these products, and the USPS regulates advertising claims with respect to such products sold by mail order.

The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994, (“DSHEA”). DSHEA established a new framework governing the composition and labeling of dietary supplements. As authorized by DSHEA, the FDA has recently proposed GMP’s specifically for dietary supplements. These new GMP regulations, if finalized (which is predicted to occur in the near future), would be more detailed and strict than the GMP’s that currently apply to dietary supplements and may, among other things, require dietary supplements to be prepared, packaged and held in compliance with certain rules, and might require quality control provisions similar to those in the GMP regulations for drugs. Bactolac has made significant changes to its processes to enhance and expand its quality control and manufacturing processes in advance of applying for the NNFA certification which is believed will assist in meeting proposed new FDA regulations. There can be no assurance that, if the FDA adopts GMP regulations for dietary supplements, Bactolac will be able to comply with the new rules without incurring additional expenses. It is believed that with more customers requiring their suppliers be certified by the NNFA and if the proposed new FDA regulations are adopted, many of the “low-cost” suppliers in the industry over the next few years will either be forced to raise their prices to comply, or be forced out of business.

The Company may be subject, from time to time, to additional laws or regulations administered by the FDA or other federal, state, local or foreign regulatory authorities, or to revised interpretations of current laws or regulations. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the Company to: reformulate certain products to meet new standards; recall or discontinue certain products not able to be reformulated; expand documentation of the properties of certain products; expand or provide different labeling and scientific substantiation; or, impose additional record keeping requirements. Any or all such requirements could have a material adverse effect on the Company’s results of operations and financial position.

Discontinued Operations — ANIP

On March 23, 2004, the Company completed the sale of substantially all of the assets and operations of the Company’s subsidiary, ANIP, to an unrelated third party. In connection with the sale the Company received cash of approximately $3.4 million and the buyer assumed approximately $1.7 million in liabilities, primarily trade accounts payable. The Company used the entire cash proceeds, net of closing expenses and a $250,000 escrow requirement, to repay the outstanding balance on the mortgage on the ANIP facility and the balance to reduce the Company’s senior credit facility. As a result of the sale, the Company recorded a loss of approximately $1,187,000 net of a deferred income tax benefit of $663,000. ANIP had previously been reported as a separate segment of the Company and was a contract and private label manufacturer of over-the-counter liquid and powder pharmaceutical products, primarily liquid stomach remedies, located in Gulfport, Mississippi. As a result of the sale, the Company’s consolidated financial statements and related notes thereto have been reclassified to present the operations of ANIP as discontinued operations. The Company now operates in only one segment.

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

RISK FACTORS

Important factors that could cause actual results to differ materially from the Company’s expectations are disclosed in this Report, including without limitation in conjunction with the forward-looking statements included in this Report, and the following risk factors.

Dependence on Significant Customers.    Approximately 30% of the Company’s revenues for the year ended September 30, 2005 were generated from three customers and 39% of the Company’s total revenues in the fiscal year ended September 30, 2004 were generated from three customers. Of these sales, approximately $1.9 million and $1.1 million of sales are to customers in Russia for the years ended September 30, 2005 and 2004, respectively. The Company is aggressively continuing to attempt to expand its customer base to reduce its dependence on these customers. The loss of any one of these significant customers could have a material adverse effect on the Company’s business and financial condition.

Dependence on Key Personnel.   ANI’s future success depends on the continued availability of certain key management personnel, including Dr. Pailla M. Reddy, founder of Bactolac and Chairman and Director of ANI, Greg Pusey, Director and President of ANI and Jeffrey McGonegal, Chief Financial Officer of the Company. ANI has obtained “key man” insurance on the life of Dr. Reddy. ANI’s growth and profitability also depend on its ability to attract and retain other key management personnel.

Bulletin Board Listing.   The Company’s common stock is currently traded under the symbol “ANII” on the OTC Bulletin Board System. Trading on this system can have a negative impact on the trading activity and price of the Company’s common stock resulting from a limited trading market for our common stock and certain trading restrictions placed on broker-dealers recommending the purchase or sale of securities traded on the Bulletin Board System.

Government Regulations.   The manufacturing, processing, formulation and packaging of the Company’s products are subject to regulation by federal, state and foreign agencies, including the FDA, the FTC, the CPSC, the DOA, the USPS and the EPA. Such agencies have a variety of remedies and processes available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, by requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure, imposing civil penalties, or commencing criminal prosecution.

There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company, will not result in a material adverse effect on the Company’s business, financial condition or results of operations. The Company also cannot predict whether new legislation regulating its activities will be enacted, which new legislation could have a material adverse effect on its operations.

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

Ability to Implement Business Strategy; Integration of Acquisitions.   The Company’s future results and financial condition are dependent on the successful implementation of its business strategy. A component of the Company’s long-term business strategy may involve strategic acquisitions.

Risks Related to Working Capital Financing; Leverage.   Financing for the Company’s earlier acquisitions, as well as ongoing working capital and capital equipment needs is provided primarily through a leveraged lending arrangement. The loan facility is secured by substantially all the assets of the Company and its subsidiaries. The Company’s loan facility contains various covenants that require the maintenance of certain financial ratios, as well as additional covenants and significant restrictions on dividend payments, issuance of debt and equity, mergers, changes in business operations and sales of assets. Should the Company not be successful in continuing to comply with the covenant restrictions and repay the obligations under their terms, the financial position and liquidity of the Company could be adversely affected.

Dividends.   The Company has not paid any dividends since 1998. The Company’s credit facility prohibits dividend payments without the consent of the lender. The determination of whether to pay dividends in the future will be made by the Board of Directors and will depend on the earnings, capital requirements, and operating and financial condition of the Company, among other factors. It is not anticipated that the Company will pay dividends in the fiscal year ending September 30, 2006 or in the foreseeable future.

Competition.   The market for the Company’s products is highly competitive. The Company competes with other dietary supplement producers. Among other factors, competition among these manufacturers is based upon price. If one or more manufacturers significantly reduces its prices in an effort to gain market share, the Company’s business, operations and financial condition could be adversely affected. The Company is a contract manufacturer that sells substantially all of its supplement products to customers who re-sell and distribute the products.

ITEM 2.	DESCRIPTION OF PROPERTY

Properties

Bactolac, headquartered in Hauppauge, New York, conducts its operations in a leased facility comprising approximately 32,700 square feet. Bactolac’s current monthly rental is approximately $30,000, (of which approximately $6,000 pertains to improvements made by a related party), that escalates over the remaining term on the lease, through December 2010. Bactolac has agreed to lease an additional 4,000 sq. ft. in the current facility, beginning January 1, 2006, for the same terms as the existing lease, initially at $5,250 per month. The Company has an additional five-year renewal option on the facility. Bactolac leases this facility from Shilpa Saketh Realty, Inc., an entity owned by Dr. Pailla M. Reddy, Chairman of the Board of Directors of the Company and President of Bactolac. During the third quarter of 2004, Bactolac leased an additional 29,000 square feet under a five-year agreement, from an unrelated third party, as expansion space. In addition, ANI currently rents administrative office space in Houston, TX, on a temporary, month-to-month basis for approximately $600 per month. Management of the Company believes that its properties are adequately covered by insurance. Management also believes that its facilities are suitable and adequate and will be sufficient for anticipated growth.

See Item 6. “Management’s Discussion and Analysis” and Item 7. “Financial Statements”

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, the adverse outcome of which would, in management’s opinion, have a material adverse effect on the Company’s business, financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the OTC Bulletin Board System under the symbol “ANII”. The following chart illustrates the high and low closing prices of the Company’s common stock for the periods indicated:

Quarter Ended	High	Low
Fiscal 2004:
December 31, 2003	$0.75	$0.42
March 31, 2004	1.05	0.55
June 30, 2004	5.25	1.20
September 30, 2004	4.70	2.30

Fiscal 2005:
December 31, 2004	4.10	2.15
March 31, 2005	4.95	3.25
June 30, 2005	4.70	3.25
September 30, 2005	4.50	3.51

        As of December 22, 2005, there were approximately 2,500 record holders of the Company’s common stock.

No dividends have been declared by the Company in the prior two years. It is not likely that dividends will be declared in the fiscal year ending September 30, 2006. Under its current loan agreement, the Company may not declare any dividends without the consent of its lender. Subject to obtaining the lender’s consent, the determination of the payment of dividends in the future will be within the discretion of the Company’s Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Following is a summary table of the key operating statistics of the Company for the years ended September 30, 2005 and 2004:

	Year ended September 30,
	2005		2004
Net sales	$22,932,000	100.0%	$17,639,000	100.0%
Cost of sales	16,602,000	72.4	11,611,000	65.8
Gross profit	6,330,000	27.6	6,028,000	34.2

Fiscal Year 2005 Compared to Fiscal Year 2004

Net sales from continuing operations for the 2005 period increased to $22,932,000, a $5,293,000 or 30.0% increase over the 2004 period. The increase was attributable to an approximate $2.5 million net increase in the sales of products to existing customers and an approximate increase of $2.8 million in sales to new customers in 2005.

Gross profit from continuing operations for the 2005 period increased to $6,330,000, a $302,000 increase over the 2004 amount. Gross profit as a percentage of net sales decreased to 27.6% in 2005, as compared to 34.2% in the 2004 period. The change resulted from incremental additional costs in processing initial orders to new customers, changes in the product mix during the period and increases in raw material costs that were not able to be passed on to customers for those orders in process when material price increase notices were received. Additional costs are also being incurred for the expanded quality control verification steps and testing that have recently been implemented.

Total general and administrative expenses for continuing operations, increased to $3,309,000 in 2005, from $2,849,000, in 2004. This represents an increase of $460,000, or 16.1%. The majority of the increase relates to approximately a $152,000 increase in administrative payroll costs associated with additional management, sales and quality staff, an approximate $58,000 increase in bad debts associated with higher sales levels, and a $51,000 increase in sales commissions due to higher sales and changes in customer mix in 2005.

During the year ended September 30, 2005 an income tax expense, primarily a deferred tax charge, was recorded totaling $918,000. During the year ended September 30, 2004, a deferred income tax benefit of $1,332,000 was recorded on continuing operations, resulting primarily from the recognition of the deferred income tax benefit associated with tax loss carryforwards. Due to the tax loss carryforwards, the deferred tax charges have not required cash payments be made for income taxes. Previously, a valuation allowance had been recorded, as the Company, until 2004, was not able to determine that it was more likely than not that such losses would be utilized.

Discontinued Operations

On March 23, 2004, the Company completed the sale of substantially all of the assets and operations of the Company’s subsidiary, ANIP, to an unrelated entity. ANIP manufactures high quality pharmaceutical products, primarily liquid and powder pharmaceutical products. As a result of the sale of ANIP, the Company’s consolidated financial statements and related notes thereto have been reclassified to present the operations of ANIP as discontinued operations. For further discussion see Note 10 of the Notes to Consolidated Financial Statements in Item 7. The Company now operates in only one segment.

Liquidity and Capital Resources

ANI meets its working capital and capital expenditure requirements, including funding for debt repayments, mainly through net cash provided from operations of the Company’s subsidiary, Bactolac. Management plans to continue to strive to maintain and enhance the profitability of the Bactolac operation to meet currently anticipated funding requirements. The Company has a $2.5 million revolving credit facility as part of its credit agreement that is generally used monthly to fund intra-month working capital needs primarily for inventory purchases.

The Company has a $6.5 million credit facility with a bank that provides the Company with a $2.5 million revolver and a $4.0 million term loan (the “Credit Facility”). Interest on the outstanding loan balance is paid monthly and the term loan portion of the facility provides for quarterly principal payments of approximately $250,000 commencing September 1, 2005 and increasing to $437,500 over the three-year life of the loan. Additional annual payments are due, as defined under the Credit Facility, commencing with the year ending September 30, 2006. As of September 30, 2005, an overpayment of $304,000 had been made on the revolver. The Company had additional borrowings available under its revolver of approximately $2,804,000, at September 30, 2005, based upon the overpayment, and accounts receivable and inventory levels.

During the fourth quarter of 2005, the Company completed a tender offer to buy back 1,058,824 shares of its outstanding common stock at a price of $4.25 per share from stockholders of record as of July 27, 2005. The Company obtained all of the funds necessary to purchase shares tendered in the offer, and to pay related fees and expenses, by borrowing $4,000,000 under its secured credit facility, which had been amended to provide for that use. As of September 1, 2005, the initial $250,000 quarterly payment on the term debt was paid and as of September 30, 2005, $3,750,000 was outstanding on the term loan.

Borrowings under the Credit Facility mature in July 2008, are collateralized by substantially all of the Company’s assets, and bear interest at rates that fluctuate with the prime rate, with the revolver at 0.5% over prime (not to be less than a total rate of 6.25%), 6.98% at September 30, 2005, and the term loan at 3.0% over prime (not to be less than a total rate of 8.75%). Due to the “floor” interest amounts under the Company’s credit facility, the 2003-2004 prime rate levels have not impacted the Company’s interest rate. Increases in the prime rate in late 2004 and into 2005, have increased the Company’s interest expense.

The revolver portion of the Credit Facility requires a lockbox arrangement, which requires all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with a Subjective Acceleration Clause (“SAC”) in the credit facility, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB’s Emerging Issues Task Force Issue 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

The Credit Facility, as amended, contains a number of covenants, which include, among other items, maintenance of specified minimum EBITDA, fixed charge ratios and maximum senior debt leverage ratios, as well as limitations on capital expenditures and the payment of dividends. As of September 30, 2005, after giving effect to waivers granted by the lender relating to capital expenditures, the Company was in compliance with the covenants of the Credit Facility, as amended.

In connection with continued expansion and upgrades of the business including the recent 4,000 square foot increase to the leased facility in Hauppauge, New York, the Company estimates that capital needs for equipment purchases and leasehold improvements during the 2006 fiscal year will total $300,000 to $400,000. It is expected that funding for the majority of the capital additions will be provided out of working capital with a portion funded out of the credit facility.

At September 30, 2005, the Company had working capital of $4,572,000. As of September 30, 2005, there was an overpayment of $304,000 on the revolver. The Company had additional borrowings available under the revolver, of approximately $2,804,000, at September 30, 2005, based upon the overpayment, and accounts receivable and inventory levels. The balance on the term loan portion of the Credit Facility was $3,750,000.

Operating Activities

Net cash flows from continuing operating activities generated approximately $2,918,000 in 2005 and generated approximately $2,594,000 in 2004.

The net cash generated in 2005 consisted primarily of the $1,879,000 income from continuing operations plus the non cash expenses of $415,000 of depreciation and amortization expense and $843,000 in deferred income tax expense. Additionally, an increase of approximately $1,354,000 in accounts payable provided cash. A $648,000 increase in accounts receivable and a $994,000 increase in inventories consumed cash. These increases in working capital items primarily related to higher sales levels in 2005.

The net cash generated in 2004 consisted primarily of the $4,235,000 income from continuing operations plus the non cash expenses which included $358,000 of depreciation and amortization expense, a $254,000 decrease in the allowance for doubtful accounts less the $1,362,000 deferred income tax benefit. This was offset by cash used for increases of accounts receivable and inventories totaling $1,031,000 and the $102,000 decrease in accounts payable.

Discontinued operations consumed $492,000 in 2004. The majority of this related to the net loss incurred during the periods net of the changes in working capital items.

Investing Activities

Investing activities from continuing operations consumed approximately $2,067,000 in 2005, used for $661,000 in additions to equipment and $1,406,000 land held for expansion.

Investing activities from continuing operations consumed approximately $243,000 in 2004, used for additions to equipment.

Discontinued operations generated $109,000 in 2005 and $3,390,000 in 2004. The 2005 amount related primarily to the sale of ANIP land that had been held for sale and the 2004 amount related to the sale of ANIP.

Financing Activities

Financing activities from continuing operations consumed approximately $2,069,000 in 2005. The tender offer share repurchase by the Company consumed $4.5 million of cash which was financed primarily by a $4.0 million advance on the new term loan. Repayment of debt of $736,000 under the terms loans and $1,041,000 under the revolver and payment of loan fees for the new facility of $118,000 all consumed cash. The exercise of stock options by several employees generated approximately $298,000 in cash.

Financing activities from continuing operations consumed approximately $168,000 in 2004. The outstanding balance on the revolving portion of the credit facility was reduced by $122,000 and other long-term notes payable were reduced by $82,000 during the year.

Discontinued operations consumed approximately $4,338,000 in 2004. These amounts consisted primarily of debt repayments following the ANIP sale in 2004.

The Company’s revolving credit facility, as amended provides for borrowings, based upon outstanding amounts of eligible accounts receivable and allowable inventories. Additionally, there is a term loan facility with the secured lender that requires principal payments of approximately $250,000 quarterly for the first year which began September 1, 2005, and increasing each of the next two years thereafter. The Agreement matures in July 2008. Interest on amounts outstanding under the Agreement is payable monthly based upon the lender’s prime rate plus one half of one percent (0.50%) for the revolving portion of the facility and the prime rate plus three percent (3.0%) for the equipment term loan portion. The credit facility is secured by substantially all of the Company’s assets. The Agreement contains a number of covenants, which include among other items; maintenance of specified minimum net worth and fixed charge ratios, as well as limitations on capital expenditures and restrictions on the payment of dividends. After giving effect to a waiver granted by the lender, relating to capital expenditures, the Company is in compliance with the covenants of the loan agreement as amended.

Capital expenditures, primarily for manufacturing and facility improvement costs for the fiscal year ending September 30, 2005, were approximately $661,000. Additionally, $1,041,000 was expended for raw land that is being held for future expansion, adjacent to the current facility.

Critical Accounting Policies

The Company’s financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company’s financial statements, one must have a clear understanding of the accounting policies employed. A summary of the Company’s critical accounting policies follows:

Accounts Receivable:   Accounts receivable balances are stated net of allowances for doubtful accounts. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowances for doubtful accounts, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and size of its clients. A financial decline of any one of the Company’s large clients could have an adverse and material effect on the collectibility of receivables and thus the adequacy of the allowance for doubtful accounts. Increases in the allowance for doubtful accounts are recorded as charges to bad debt expense and are reflected in other operating expenses in the Company’s consolidated statements of operations. Write-offs of uncollectible accounts are charged against the allowance for doubtful accounts.

Inventories:   The Company’s inventory is a significant component of current assets and is stated at the lower of cost or market. The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory based primarily on its estimated forecast of product demand, market conditions, production requirements and technological developments. Significant or unanticipated changes to the Company’s forecasts of these items, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required.

Long-Lived Assets:   The Company records property and equipment at cost. Depreciation of the assets is recorded on the straight-line basis over the estimated useful lives of the assets. Dispositions of property and equipment are recorded in the period of disposition and any resulting gains or losses are charged to income or expense when the disposal occurs. The carrying value of the Company’s long-lived assets is periodically reviewed to determine that such carrying amounts are not in excess of estimated market value. Goodwill is reviewed annually for impairment by comparing the carrying value of each reporting unit to the present value of its expected cash flows. For fiscal 2004 and 2005, the required annual testing resulted in no impairment charges.

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

Revenue Recognition:   The Company’s revenues are recognized when products are shipped to unaffiliated customers. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” provides guidance on the application of generally accepted accounting principles to select revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with SAB No. 104.

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

ITEM 7.	FINANCIAL STATEMENTS

Advanced Nutraceuticals, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of September 30, 2005	F-3

Consolidated Statements of Income for the Years Ended
September 30, 2005 and 2004	F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended September 30, 2005 and 2004	F-5

Consolidated Statements of Cash Flows for the Years Ended
September 30, 2005 and 2004	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Advanced Nutraceuticals, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheet of Advanced Nutraceuticals, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of September 30, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Nutraceuticals, Inc. and subsidiaries as of September 30, 2005, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

GHP Horwath, P. C.

/s/ GHP Horwath, P. C.
Denver, Colorado
December 2, 2005, except for the last paragraph of Note 5, as to which the date is December 27, 2005

ADVANCED NUTRACEUTICALS, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$677,782
Credit facility overpayment (Note 5)	304,000
Receivables, net (Note 5)	3,580,627
Inventories (Notes 2 and 5)	2,810,555
Deferred tax assets (Note 4)	800,000
Prepaid expenses and other assets	30,822

Total Current Assets	8,203,786

Property and equipment, net (Notes 3 and 5)	1,441,896
Land held for expansion	1,405,867
Goodwill	7,563,913
Deferred tax assets (Note 4)	382,000
Other assets	180,728

$19,178,190

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,272,062
Accrued compensation	154,347
Accrued expenses and other liabilities	128,267
Credit facility (Note 5)	1,062,907
Current portion of long-term debt	14,365

Total Current Liabilities	3,631,948

Long-term Debt, net of current portion:
Credit facility (Note 5)	2,687,500
Other long-term debt	15,522

Total Liabilities	6,334,970

Commitments and contingencies (Note 7)	—

Stockholders' Equity (Note 8 and 9):
Preferred stock, $.001 par value; 1,000,000 shares
authorized; none issued	—
Common stock; $.01 par value; 20,000,000 shares authorized;
4,662,410 issued and outstanding	46,624
Additional paid-in capital	16,159,006
Accumulated deficit	(3,362,410)

Total Stockholders' Equity	12,843,220

$19,178,190

See accompanying notes to consolidated financial statements.

ADVANCED NUTRACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 30,

	2005	2004
Net sales	$22,931,989	$17,638,850
Cost of sales	16,601,624	11,610,918

Gross profit	6,330,365	6,027,932

General and administrative expenses	3,309,265	2,849,244

Operating income	3,021,100	3,178,688

Other income (expense):
Interest expense, net	(251,177)	(281,202)
Other, net	27,162	5,652

	(224,015)	(275,550)

Income from continuing operations
before income tax (expense) benefit	2,797,085	2,903,138

Income tax (expense) benefit (Note 4)	(918,000)	1,332,161

Income from continuing operations	1,879,085	4,235,299

Discontinued operations (Note 10):
Loss from discontinued operations	—	(1,849,611)
Income tax benefit - deferred	—	663,000

Loss from discontinued operations	—	(1,186,611)

Net income	$1,879,085	$3,048,688

Basic income (loss) per common share:
Income from continuing operations	$.36	$.84
Loss from discontinued operations	—	(.23)

Net income	$.36	$.61

Diluted income (loss) per common share:
Income from continuing operations	$.32	$.74
Loss from discontinued operations	—	(.21)

Net income	$.32	$.53

Weighted average number of common shares outstanding:
Basic	5,190,782	5,028,907

Diluted	5,897,438	5,728,969

See accompanying notes to consolidated financial statements.

ADVANCED NUTRACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at
September 30, 2003	4,992,789	$49,928	$20,322,048	$(8,290,183)	$12,081,793

Common stock issued upon
exercise of options and
warrants (Note 8)	105,041	1,050	34,233	—	35,283

Net income for the year	—	—	—	3,048,688	3,048,688

Balance at
September 30, 2004	5,097,830	50,978	20,356,281	(5,241,495)	15,165,764

Common stock repurchased and
retired (Note 8)	(1,058,824)	(10,588)	(4,489,412)	—	(4,500,000)

Common stock issued upon
exercise of options (Note 8)	623,404	6,234	292,137	—	298,371

Net income for the year	—	—	—	1,879,085	1,879,085

Balance at
September 30, 2005	4,662,410	$46,624	$16,159,006	$(3,362,410)	$12,843,220

See accompanying notes to consolidated financial statements.

ADVANCED NUTRACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

	2005	2004
Cash flows from operating activities:
Income from continuing operations	$1,879,085	$4,235,299
Adjustments to reconcile income from continuing
operations to net cash provided by (used in)
operating activities:
Depreciation and amortization	415,392	357,758
Bad debt provision	3,700	254,000
Deferred tax expense (benefit)	843,000	(1,362,000)
Changes in assets and liabilities:
Receivables	(647,696)	(474,543)
Inventories	(994,479)	(556,165)
Prepaid expenses and other assets	(16,338)	108,462
Accounts payable	1,353,679	(102,132)
Accrued expenses and other liabilities	81,373	133,632

Net cash flows from continuing operations	2,917,716	2,594,311
Net cash flows from discontinued operations	—	(492,276)

Net cash flows from operating activities	2,917,716	2,102,035

Cash flows from investing activities:
Acquisition of property and equipment	(661,085)	(243,167)
Acquisition of land held for expansion	(1,405,867)	—

Net cash flows from continuing operations	(2,066,952)	(243,167)
Net cash flows from discontinued operations	109,118	3,389,906

Net cash flows from investing activities	(1,957,834)	3,146,739

Cash flows from financing activities:
Net payments on revolving credit facility	(1,040,516)	(121,608)
Borrowings on long-term debt	4,026,837	—
Payments on long-term debt	(735,800)	(81,799)
Repurchase of common stock	(4,500,000)	—
Proceeds from issuance of common stock	298,371	35,283
Loan costs paid	(117,500)	—

Net cash flows from continuing operations	(2,068,608)	(168,124)
Net cash flows from discontinued operations	—	(4,338,067)

Net cash flows from financing activities	(2,068,608)	(4,506,191)

Net (decrease) increase in cash and cash equivalents	(1,108,726)	742,583

Cash and cash equivalents, beginning of year	1,786,508	1,043,925

Cash and cash equivalents, end of year	$677,782	$1,786,508

See accompanying notes to consolidated financial statements.

ADVANCED NUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advanced Nutraceuticals, Inc. (“ANI” or the “Company”), a Texas corporation, was formed in 2000. The Company operates as a contract and private label manufacturer of nutritional products through its operating subsidiary, Bactolac Pharmaceutical Inc. On March 23, 2004, the Company completed the sale of substantially all of the assets and operations of the Company’s subsidiary, ANI Pharmaceuticals, Inc. (“ANIP”), to an unrelated entity (Note 10).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in short-term, interest bearing deposits with maturities of three months or less at the time of purchase.

Fair Value of Financial Instruments

The Company’s financial instruments include accounts receivable, accounts payable, the Credit Facility and long-term debt. The fair value of accounts receivable and accounts payable approximate their carrying values because their maturities are generally less than one year. The fair value of debt obligations are estimated to approximate their carrying values based upon their stated interest rates.

Revenue Recognition

The Company sells its products to retailers and distributors primarily located in the United States. Revenues from the sale of products are recognized upon shipment to the customer. Net sales represent product shipped less actual and estimated returns, rebates and other expenditures. Estimates and allowances are based upon known claims and an estimate of additional returns when the amount of future returns can be reasonably estimated. The Company records freight-out expenses as a general and administrative expense. For the years ended September 30, 2005 and 2004, freight out expenses (continuing operations) totaled $59,000 and $6,000.

Accounts receivable are customer obligations due under normal trade terms. Generally the Company does not require collateral. Management provides an estimated allowance for uncollectable accounts based upon an assessment of amounts outstanding and evaluation of specific customer account balances. Write-offs of uncollectible accounts are charged against the allowance. The allowance for doubtful accounts at September 30, 2005 was $284,000.

Inventories

Inventories are valued primarily at the lower of cost (first-in, first-out basis) or market.

Deferred Loan Costs

Deferred loan costs, which have a carrying value at September 30, 2005 of $128,000, are included in other assets and are amortized on a straight-line basis over the three-year terms of the respective debt agreement.

ADVANCED NUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived Assets

Management of the Company reviews the carrying value of its long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recovered. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amounts of the assets. In order to determine if an asset has been impaired, assets are tested by operating segment and geographic location.

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

Land Held for Expansion

Land held for expansion is carried at cost with no depreciation recorded. When and if the land begins to be used in the business, it will be reclassified into property and equipment.

Goodwill

Goodwill represents the excess of cost over net assets acquired. Management of the Company evaluates the carrying value of goodwill annually or whenever a possible impairment is indicated.

Stock Options and Warrants

The Company accounts for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). During the years ended September 30, 2005 and 2004, all options issued to officers and employees were granted at an exercise price which equaled or exceeded the market price per share at the date of grant and accordingly, based upon an intrinsic valuation, no compensation expense was recorded relative to those grants.

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No.123 “Accounting for Stock-based Compensation” (“SFAS No. 123”). This statement requires that the Company provide proforma information regarding net income (loss) and basic and diluted earnings (loss) per share as if compensation cost for the Company’s employee stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Additionally, SFAS No. 123 generally requires that the Company record options issued to non-employees, based on the fair value of the options.

SFAS No. 123 Pro Forma Computation

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004: a dividend yield of 0%; a risk-free interest rate of 4.22% and 4.2%; an expected life ranging from 5-10 years; and an expected volatility of 136% and 114%, respectively. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123 for stock options issued to employees, net income and earnings per share for the years ended September 30, 2005 and 2004 would have been as follows:

ADVANCED NUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2005	2004
Net income as reported	$1,879,000	$3,049,000
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	—	—
Deduct: Total stock-based employee
compensation expense determined
under fair value method for all awards,
net of related tax effects	(912,700)	(418,400)

Pro forma	$966,300	$2,630,600

Income per share:
As reported:
Basic	$.36	$.61
Diluted	$.32	$.53

Pro forma:
Basic	$.19	$.52
Diluted	$.16	$.46

Income Taxes

The Company recognizes income tax expense using the liability method of accounting for deferred income taxes. A deferred tax asset or liability is recorded based upon the tax effect of temporary differences between the tax bases of assets and liabilities and their carrying value for financial reporting purposes. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities during the year. The Company adjusts the deferred tax asset valuation allowance based upon the anticipated future realization of the deferred tax benefits supported by demonstrated trends in the Company’s operating results.

Earnings (Loss) Per Common Share

Basic earnings per share includes no dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the Company’s earnings. Options to purchase approximately 279,000 shares of common stock were not included in the dilutive EPS calculation for the year ended September 30, 2005 as the assumed exercise would be antidilutive using the treasury stock method.

Options to purchase 700,062 shares of common stock were included in the dilutive EPS calculation for the year ended September 30, 2004 using the treasury stock method.

Management’s Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

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

NOTE 2 — INVENTORIES

Inventories at September 30, 2005 consisted of the following:

Finished goods	$769,928
Work in process	357,623
Raw materials	1,683,004

Total inventories	$2,810,555

NOTE 3 — PROPERTY AND EQUIPMENT

As of September 30, 2005, property and equipment and their estimated useful lives are summarized as follows:

	Lives
Equipment	7-12	$2,010,748
Leasehold improvements	7	565,504
Furniture and fixtures	5-10	70,452

		2,646,704

Less: Accumulated depreciation and amortization		(1,204,808)

		$1,441,896

ADVANCED NUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — INCOME TAXES

Deferred income taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates, which are estimated to be in effect when these differences reverse.

The expense (benefit) for income taxes on continuing operations for the years ended September 30, 2005 and 2004 consisted of the following:

	2005	2004
Federal tax expense (benefit) - current	$—	$—
Federal tax expense (benefit) - deferred	843,000	(1,362,000)
State tax expense	75,000	29,839

	$918,000	$(1,332,161)

The following reconciles federal income tax expense (benefit) computed at the statutory rate with income taxes as reported for continuing operations for the years ended September 30:

	2005	2004
Expected income tax expense at 34%	$951,000	$987,000
State taxes, net of federal benefit	50,000	29,839
Decrease in valuation allowance	(1,200,000)	(3,016,000)
Utilization of loss carryforwards	1,139,000	765,000
Other items, net	(22,000)	(98,000)

Income tax expense (benefit)	$918,000	$(1,332,161)

Deferred tax assets and liabilities consisted of the following net tax effects of operating losses and temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes at September 30, 2005:

ADVANCED NUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current assets:
Loss carryforwards	$1,130,000
Allowance for doubtful accounts receivable	113,000
Inventory valuation	33,000
Other	31,000
Less valuation allowance	(507,000)

Net current deferred tax assets	$800,000

Non-current assets:
Loss carryforwards	860,000
Fixed assets	(34,000)
Less valuation allowance	(444,000)

Net non-current deferred tax assets	$382,000

At September 30, 2005, the Company has a net operating loss carryforward of approximately $2.6 million, which expires through 2023. Additionally, the Company has obtained net operating losses of approximately $2.3 million, which expire primarily in 2011 and are subject to annual usage limitations. As the Company is unable to determine that it is more likely than not that the future taxable income of the Company will be sufficient to utilize the operating loss carryforwards subject to the annual usage limitations, a valuation allowance has been established against those assets. The net change during the year in the valuation allowance was $37,000.

NOTE 5 — CREDIT FACILITY

The Company has a $6.5 million credit facility with a bank that provides the Company with a $2.5 million revolver and a $4.0 million term loan (the “Credit Facility”). Interest on the outstanding loan balance is paid monthly and the term loan portion of the facility provides for quarterly principal payments of approximately $250,000 commencing September 1, 2005 and increasing to $437,500 over the three-year life of the loan. Additional annual payments are due, as defined under the Credit Facility commencing with the year ending September 30, 2006. At September 30, 2005, future minimum payments due on the term loan are $1,062,500 in 2006, $1,375,000 in 2007 and $1,312,500 in 2008. As of September 30, 2005, an overpayment of $304,000 had been made on the revolver. The Company had additional borrowings available under its revolver of approximately $2,804,000, at September 30, 2005, based upon the overpayment, and accounts receivable and inventory levels.

ADVANCED NUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Credit Facility mature in July 2008, are collateralized by substantially all of the Company’s assets, and bear interest at rates that fluctuate with the prime rate, with the revolver at 0.5% over prime (not to be less than a total rate of 6.25%), 6.98% at September 30, 2005, and the term loan at 3.0% over prime (not to be less than a total rate of 8.75%). Due to the “floor” interest amounts under the Company’s credit facility, the 2003-2004 prime rate levels have not impacted the Company’s interest rate. Increases in the prime rate in late 2004 and into 2005, have increased the Company’s interest expense.

The revolver portion of the Credit Facility requires a lockbox arrangement, which requires all receipts to be swept daily to reduce borrowings outstanding under the Credit Facility. This arrangement, combined with a Subjective Acceleration Clause (“SAC”) in the credit facility, cause the revolving Credit Facility to be classified as a current liability, per guidance in the FASB’s Emerging Issues Task Force Issue 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

The Credit Facility, as amended, contains a number of covenants, which include, among other items, maintenance of specified minimum EBITDA, fixed charge ratios and maximum senior debt leverage ratios, as well as limitations on capital expenditures and the payment of dividends. As of September 30, 2005, after giving effect to waivers granted by the lender relating to capital expenditures, the Company was in compliance with the covenants of the Credit Facility, as amended.

NOTE 6 — INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

Segments

As described in Note 10, on March 23, 2004, the Company completed the sale of substantially all of the assets and operations of the Company’s subsidiary, ANIP, to an unrelated entity. Accordingly, the operations of ANIP are accounted for as a discontinued operation within these financial statements. The Company’s operations are currently conducted through its operating subsidiary, Bactolac. The Company determines its operating segment results consistent with its management reporting and consolidated accounting policies. All of the assets and operating results as presented in the accompanying financial statements from continuing operations are associated with the Bactolac operation.

Major Customers

Other than as detailed under foreign sales, the Company’s revenues from continuing operations are generated from customers located in the United States. The following represents customers comprising more than 10% of the Company’s net sales from continuing operations for the years ended September 30:

Customer	2005	2004
A	12.1%	12.8%
B	11.7%	15.3%
C	5.8%	10.5%

Foreign Sales

Export sales from continuing operations were approximately $1,933,000 and $1,123,000 for the years ended September 30, 2005 and 2004, respectively, arising primarily from customers in Russia. The Company has no foreign assets.

ADVANCED NUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has non-cancelable operating leases, primarily for manufacturing and office space and equipment. Rental expense under all operating leases for the years ended September 30, 2005 and 2004 amounted to approximately $595,000 and $456,000, respectively, including $409,000 and $413,000, respectively, paid under the related party lease agreement. The lease for the primary Bactolac facility is with an entity owned by a member of the Company’s Board of Directors. The lease requires monthly payments through December 2010 and contains a renewal option for an additional five-year term.

In April 2004, Bactolac began leasing an additional 29,000 square feet of manufacturing space under a five-year agreement, from an unrelated third party.

Subsequent to September 30, 2005, Bactolac agreed to lease an additional 4,000 square feet in the facility leased from a related party, beginning January 1, 2006, for the same term as the existing lease, initially at $5,250 per month.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, including the lease for the additional 4,000 square feet, commencing January 1, 2006, are as follows for the years ending September 30:

	Related party	Third party	Totals
2006	$350,000	$170,000	$520,000
2007	370,000	170,000	540,000
2008	370,000	180,000	550,000
2009	380,000	120,000	500,000
2010	380,000	—	380,000
2011	90,000	—	90,000

	$1,940,000	$640,000	$2,580,000

ADVANCED NUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements

The Company has employment agreements with certain of its management personnel. The agreements contain customary provisions regarding employment terms, confidentiality and non-solicitation provisions. Two of the agreements provide for a commitment extending beyond one year, requiring monthly payments of approximately $41,700 to January 2006, and thereafter decreasing to $29,100 per month through November 2007.

Government Regulations

The Company’s activities are subject to regulations by various federal and state agencies, including the Food and Drug Administration (the “FDA”). The Company believes that it is in compliance with all federal and state regulations. However, the Company cannot predict whether new legislation regulating its activities will be enacted, which could have a material adverse effect on the Company.

NOTE 8 — STOCKHOLDERS’ EQUITY

During the fourth quarter of 2005, the Company completed a tender offer to buy back 1,058,824 shares of its outstanding common stock at a price of $4.25 per share from stockholders of record as of July 27, 2005. The Company obtained the funds necessary to purchase shares tendered in the offer, and to pay related fees and expenses, by borrowing $4,000,000 under its secured credit facility, which had been amended to provide for that use.

During April to July 2005, the holders of options outstanding under the Company’s 1995 Stock Option Plan exercised their options and acquired approximately 680,000 shares of common stock, with the Company receiving cash proceeds of approximately $298,000. The options exercised included the issuance of approximately 292,000 common shares in exchange for the surrender of approximately 57,000 common shares held by the individual, with such shares then retired by the Company.

During April 2004, the holders of options outstanding under the Company’s 1995 Stock Option Plan exercised their options and acquired approximately 36,000 shares of common stock, with the Company receiving cash proceeds of $35,283.

During June 2004, warrants to purchase 85,000 shares of common stock at $1.00 per share were converted into approximately 69,000 shares common stock on a cashless basis, as provided for under the terms of the warrant agreements.

ADVANCED NUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCK OPTIONS AND WARRANTS

1995 Discretionary Plan

The Company’s 1995 Stock Option Plan (the “1995 Plan”) as amended provides for a total of 1,250,000 shares of common stock to be reserved for the grant of options to purchase common stock of the Company. The terms of the options generally provide for grants by the Board at fair market value and such options are subject to vesting and expire if an employee leaves the Company. At September 30, 2005, there were 655,354 shares reserved for the grant of options under the 1995 plan.

The following is a summary of the status of options and warrants during the years ended September 30:

	Options		Warrants
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding as of September 30, 2003	921,984	$1.59	157,500	$10.67
Granted	464,260	$.71	—	—
Exercised	(35,833)	$.98	(85,000)	$1.00
Forfeited	(186,559)	$1.53	(72,500)	$22.00
Cancelled	—	—	—	—

Outstanding as of September 30, 2004	1,163,852	$1.28	—	—
Granted	220,000	$4.18	—	—
Exercised	(677,834)	$.78	—	—
Forfeited	(50,664)	$1.42	—	—
Cancelled	—		—	—

Outstanding as of September 30, 2005	655,354	$2.75	—	—

Exercisable as of September 30,
2004	1,016,305	$1.39	—	—
2005	643,780	$2.79	—	—
Weighted average fair value of grants
during the year ended September 30,
2004		$.71		—
2005		$4.18		—

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$ .46 - $ .65	174,910	6.0	$.49	163,336	$.49
.66 - 1.15	108,744	4.1	.72	108,744.72
1.16 - 4.35	315,375	8.0	3.36	315,375	3.36
4.36 - 11.36	56,325	5.0	10.31	56,325	10.31

	655,354	6.0	$2.75	643,780	$2.79

ADVANCED NUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — SALE OF ANI PHARMACEUTICALS, INC. — DISCONTINUED OPERATIONS

On March 23, 2004, the Company completed the sale of substantially all of the assets and operations of the Company’s subsidiary, ANIP, to an unrelated entity. The terms of the sale were cash of approximately $3.4 million and the assumption by the buyer of approximately $1.7 million in liabilities, primarily trade accounts payable. The Company used the entire cash proceeds, net of closing expenses and a $250,000 escrow requirement, to repay the outstanding balance on the mortgage on the ANIP facility and the balance to reduce the Company’s senior credit facility. The funds under the escrow requirement were released to the Company in September 2004. As a result of the sale of the assets, the Company recorded a loss of approximately $1,187,000 net of a deferred income tax benefit of $663,000. ANIP had previously been reported as a separate segment of the Company and was a contract and private label manufacturer of over-the-counter liquid and powder pharmaceutical products, primarily liquid stomach remedies, located in Gulfport, Mississippi. As a result of the sale of ANIP, the Company’s consolidated financial statements and related notes thereto have been reclassified to present the operations of ANIP as discontinued operations. The Company now operates in only one segment.

Certain information with respect to discontinued operations of ANIP for the year ended September 30, 2004 through the date of sale follows:

2004
Net sales	$4,776,078

Gross profit	921,283
Operating expenses	1,732,430

Operating loss	(811,147)
Other expenses, including interest	(260,758)
Loss on disposal	(777,706)

Loss before income tax benefit	(1,849,611)
Income tax benefit - deferred	663,000

Loss from discontinued operations	$(1,186,611)

The agreement for the sale of ANIP included a provision for a potential adjustment to the purchase price depending upon the final adjusted net working capital as defined under the agreement. The buyer and the Company agreed during the fourth quarter of fiscal 2004 to a final adjusted net working capital settlement with the buyer remitting approximately $10,000 to the Company. Under the terms of the purchase agreement, certain representations and warranties concerning environmental matters were made by the Company to the buyer, which are the only remaining outstanding items from the sale transaction.

Following the ANIP sale the only remaining asset from the former ANIP segment was a parcel of undeveloped land that was carried at its estimated market value of approximately $109,000, and was held for sale. In November 2004, the Company sold the land. Gross proceeds from the sale totaled $125,000, and after deducting expenses, the transaction resulted in no material gain or loss.

NOTE 11 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of non-cash investing and financing activities:

	2005	2004
Issuance of 291,667 and 68,653 shares of common
stock in 2005 and 2004, respectively,
for cashless exercise of options and warrants	$—	$—

Supplemental disclosure of cash flow information:

Federal and state income taxes paid	$5,000	$14,000

Interest paid	$217,000	$514,000

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE

Item 8 A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of the last day of the period of the accompanying financial statements (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in the annual report has been made known to them in a timely manner.

(b)	Changes in Internal Controls

There have been no significant changes made in the Company’s internal controls or in other factors that have significantly affected internal controls subsequent to the Evaluation Date.

Item 8 B.   OTHER INFORMATION

        NONE

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors

Set forth below is biographical information regarding the members of the Board of Directors of Advanced Nutraceuticals, Inc. (“ANI” or the “Company”). The Company reorganized into a holding company structure in 2000 and NFLI became a wholly-owned subsidiary. NFLI was sold by the Company in 2001. References to the “Company” include Nutrition For Life International, Inc. (“NFLI”).

F. Wayne Ballenger, age 58, serves as a loan officer for Small Business Loan Source, LLC, a position he has held since 2003. From 2000 to 2003 he served as a consultant in various financial consulting capacities. He served as President of First Commercial Capital from 1995 to 2000. He has also served as President of Puncture Guard LLC since December 1994. From March 1992 to December 1994, he served as director of sales and marketing for Petrolon, Inc., a multi-level marketing organization. Immediately prior thereto, he served as a vice president of Southwest Bank of Texas with commercial lending responsibilities. Mr. Ballenger received a B.B.A. degree from the University of the South in 1968. Mr. Ballenger became a director of the Company in November 1995.

Randall D. Humphreys, age 50, is Chairman and Managing Director of Glenwood Capital, LLC., a position he had held since 2001. From 1997 to 2001 he was the Chairman and Managing Director of Enterprise Merchant Banc, L.L.C. During 1997 he led the diversification effort of St. Joseph Light and Power, a New York Stock Exchange listed utility. During 1996 he served as a financial consultant. From 1986 through 1995, Mr. Humphreys served as the Senior Operations Officer of Brierly Investments Limited. Mr. Humphreys is a graduate of Kansas State University. Mr. Humphreys became a director of the Company in June 2001.

David E. Welch, age 58, has been a director of the Company since February 2003. Mr. Welch has served as Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a public company located in Golden, Colorado, since April 2004. He also is a self-employed financial consultant. From July 1999 to June 2002, Mr. Welch served as Chief Financial Officer, Secretary and Treasurer of Active Link Communications, Inc., another publicly traded company. During 1998, he served as Chief Information Officer for Language Management International, Inc., a multinational translation firm located in Denver, Colorado. From 1996 to 1997, he was Director of Information Systems for Mircromedex, Inc., an electronic publishing firm, located in Denver, Colorado. Mr. Welch also serves on the Boards of Directors of AspenBio, Inc., and Communication Intelligence Corporation, both publicly traded companies.

Gregory Pusey, age 53, has been a director of the Company since November 1999. Until May 31, 2004, he also served as Chairman of the Board of Directors of the Company. Effective June 1, 2004 he was elected Chief Executive Officer and President of the Company. He has served as President of Livingston Capital, Ltd., a private venture capital firm since 1987. From 1986 to 1994, he served as a consultant to the Company, including its predecessors, and from 1994 to 1998, he served as a director and consultant to the Company. Since 1988, Mr. Pusey has been the President and a director of Cambridge Holdings, Ltd., a publicly held real estate and business development firm. Mr. Pusey also serves as Chairman and a director of AspenBio Pharma, Inc., and A4S Security, Inc., both publicly traded companies. Mr. Pusey graduated summa cum laude from Boston College with a B.S. degree in finance in 1974.

Pailla M. Reddy, age 45, has been a director of the Company since 1999 and is currently Chairman of the Board of Directors of the Company and Chief Executive Officer and President of Bactolac Pharmaceutical Inc. The Company acquired Bactolac in November 1999. Dr. Reddy founded Bactolac and has served as an officer and director of Bactolac since 1995. From 1991 to 1995, he was production manager for Max Pharmaceutical, Inc. From 1983 to 1991, Dr. Reddy held various positions with Wellcome Pharmaceuticals Ltd., including research chemist and production manager. Dr. Reddy received a B.Sc. degree in chemistry from Osmania University in India, and M.Sc. and Ph.D. degrees in organic chemistry from Kanpur University in India.

Officers

Our Board has elected the following executive officer who is not a member of the Board. It is expected that the Board will elect officers annually following each annual meeting of shareholders.

Jeffrey G. McGonegal, age 54, became Senior Vice President — Finance of the Company in February 2000. Mr. McGonegal also serves as Secretary of the Company. Since 1997, Mr. McGonegal has served as Managing Director of McGonegal and Co., a company engaged in providing accounting and business consulting services. Mr. McGonegal served as a consultant to us in connection with the acquisitions we made in 1999. From 1974 to 1997, Mr. McGonegal was an accountant with BDO Seidman LLP. While at BDO Seidman LLP, Mr. McGonegal served as managing partner of the Denver, Colorado office. Mr. McGonegal also serves as Chief Financial Officer of AspenBio Pharma, Inc., and A4S Security, Inc., both publicly held companies, in the bio-pharma and security industries, respectively. Mr. McGonegal was elected in 2005 to serve on the board of Imagenetix, Inc., a publicly held company in the nutritional supplements industry and he is a member of the board of directors of The Rockies Venture Club, Inc. He received a B.A. degree in accounting from Florida State University.

Compliance with Section 16(a) of the Exchange Act

Based solely on the Company’s review of copies of Section 16(a) reports filed by officers, directors and greater than 10% shareholders with the Securities and Exchange Commission, which have been received by the Company and written representations from these persons that no other reports were required for those persons, the Company believes that all filing requirements applicable to those persons were complied with for the fiscal year ended September 30, 2005, with the exception of one late report on Form 4 for each of Mr. Humphreys, Mr. Pusey, Dr. Reddy, Mr. McGonegal, Mr. Welch and Mr. Ballenger, filed on January 18, 2005, to report a January 12, 2005 grant of options to purchase shares of the Company’s common stock.

Audit Committee Composition

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). David E Welch (Chairman), Randall D. Humphreys and F. Wayne Ballenger are members of the audit committee. The Board has determined that at least one person on the Audit Committee, David E. Welch, qualifies as a “financial expert” as defined by Item 401 of Regulation S-B of the Sarbanes-Oxley Act. Mr. Welch also meets the SEC definition of an “independent” director.

Code of Ethics

The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-B) that applies to its principal executive, financial and accounting officers. Advanced Nutraceuticals, Inc. will provide a copy of its code of ethics, without charge, to any investor that requests it. Requests should be addressed in writing to Mr. Jeffrey G. McGonegal, Senior Vice President — Finance, 106 South University Unit #14, Denver, CO 80209.

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by us to the chief executive officer and each of the other executive officers of the Company (the “named executive officers”) during the fiscal years ended September 30, 2003, 2004 and 2005.

Summary Compensation Table

					LONG TERM COMPENSATION
		ANNUAL COMPENSATION			AWARDS		PAYOUTS
Name and Principal Position	Year	Salary ($)	Bonus	Other Annual Compen- sation	Restricted Stock Awards	Options/SARs	LTIP Payouts	All other Compensation (2)
Greg Pusey
President, and	2003	$144,711	$—	$—	$—	—	$—	$—
Chairman of the Board	2004	127,404	19,808	—	—	75,000	—	—
of Directors of ANI	2005	125,000	4,808	—	—	60,000	—	—

Jeffrey G. McGonegal
Senior Vice President	2003	150,000	20,769	—	—	—	—	—
- Finance of ANI	2004	152,885	40,769	—	—	75,000	—	—
	2005	150,000	5,769	—	—	60,000	—	—
Pailla M. Reddy (1)
Chairman of the Board of ANI,
President, Chief Executive	2003	250,000	9,616	—	—	—	—	—
Officer and Chairman of the	2004	254,808	109,615	—	—	150,000	—	—
Board of Directors of	2005	250,000	109,615	—	—	70,000	—	—
Bactolac

(1)	Under the terms of Dr. Reddy’s Employment Agreement, Bactolac provides the use of a company car to Dr. Reddy. Payments of approximately $600 per month are made for the car, plus approximately $200 per month in normal operating expenses, including gas and insurance. The Company has obtained a life insurance policy on Dr. Pailla M. Reddy. The benefit amount of $7,000,000 constitutes “key-man” insurance and is payable to the Company.

(2)	The Company provides medical, dental, life and disability coverage as a benefit to its employees. Net coverage paid by the Company on behalf of each of the listed officers totals approximately $860 per month for each of Greg Pusey and Jeffrey McGonegal and approximately $975 per month for Dr. Pailla M. Reddy.

Employment Agreements

In anticipation of the expiration of its employment agreement with Dr. Pailla Reddy, the President of Bactolac, in November 2005 a new two year agreement was signed. Under the agreement, Dr. Reddy receives an annual salary of $350,000, is entitled to participation in all of Bactolac’s benefit plans which shall be available from time to time to Bactolac’s domestic management employees, and may receive a performance bonus at the discretion of Bactolac’s board of directors. He is also entitled to continued use of the vehicle that is leased by Bactolac. If Dr. Reddy’s employment is terminated by Bactolac prior to the expiration of the term of the employment agreement, Dr. Reddy shall continue to receive his salary until the earlier of (a) 12 months following such date of termination or (b) November 1, 2007. If Dr. Reddy terminates his employment for “Good Reason” (as such term is defined in the employment agreement), Dr. Reddy will be entitled to severance benefits consisting of a lump-sum payment equal to the lesser of (a) his monthly base salary in effect on the date of termination for Good Reason multiplied by a factor of 12 or (b) his monthly base salary in effect on the date of termination multiplied by the number of months remaining until November 1, 2007. Dr. Reddy’s employment agreement also contains customary confidentiality and non-solicitation provisions.

In February 2003, the Company entered into an employment agreement with Jeffrey G. McGonegal, Senior Vice President — Finance for a two year term under which he currently receives an annual salary of $150,000 and may receive a performance bonus at the Company’s discretion. The agreement automatically renews annually, unless cancelled by either party.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the 1995 Stock Option Plan as of September 30, 2005.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))	(d) Total of Securities Reflected in Columns (a) and (c)
Equity Compensation Plans
Approved by Stockholders	655,354	$2.75	594,646	1,250,000

Equity Compensation Plans
Not Approved by
Stockholders	None	—	—	—

TOTAL	655,354	$2.75	594,646	1,250,000

Option Grants in Fiscal Year Ended September 30, 2005

The following table sets forth information with respect to stock option grants to the named executive officers during the fiscal year ended September 30, 2005:

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term
Name	Number of Securities underlying Options/SARs granted (#)	Percent of Total options/SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date	5% ($)	10% ($)
Gregory Pusey	60,000	27%	$4.345	2010	$—	$3,300
Jeffrey G. McGonegal	60,000	27%	$3.95	2015	$30,000	$57,000
Pailla M. Reddy	70,000	32%	$4.345	2010	$—	$3,850

Option Exercises and Year-End Values

The following table shows option exercises by the named executive officers during the fiscal year ended September 30, 2005 and the number and value of unexercised options at September 30, 2005.

Name	Number of Shares Under- Lying Options Exercised (#)	Value Realized ($)	Number of Unexercised Options At Year End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Year End ($) Exercisable/ Unexercisable (1)
Gregory Pusey	187,500	$750,000	97,500/ 0	$84,850/ $0
Jeffrey G. McGonegal	175,000	$708,750	135,000/ 0	$127,250/ $0
Pailla M. Reddy	291,667	$1,312,502	103,333/ 0	$113,132/ $0

(1)	Based on the price of the common stock of $ 3.90 on September 30, 2005 as reported by the OTC Bulletin Board.

Compensation Committee Report

The compensation committee (the “Committee”) of the Board has been established by the Board to periodically review the compensation philosophy for our executives, and to recommend to the Board compensation packages for our executives. The Committee also reviews and recommends to the Board any additions to or revisions of our stock option plans. The Committee consists exclusively of non-employee directors, appointed by resolution of the entire Board.

The Committee’s objective is to set executive compensation at levels which (i) are fair and reasonable to the shareholders, (ii) link executive compensation to long-term and short-term interest of the shareholders, and (iii) are sufficient to attract, motivate and retain outstanding individuals for executive positions.

Fairness to the shareholders is balanced with the need to attract, retain and motivate outstanding individuals by comparing our executive compensation with the compensation of executives at other companies. The Committee’s overall goal is to achieve strong performance by the Company and its executives by affording the executives the opportunity to be rewarded for strong performance. The Committee attempts to provide both short-term and long-term incentive pay. To accomplish its objectives, the Committee has structured the executive compensation program with three primary components. These primary components are base salary, annual incentives, and long-term incentives.

The Committee periodically reviews executive salaries. In addition to the external competitive compensation market, base salary levels reflect each officer’s performance over time and each individual’s role in the Company. Consequently, employees with higher levels of sustained performance over time and/or employees assuming greater responsibilities will typically be paid correspondingly higher salaries. Individual performance criteria used to assess performance include leadership, professionalism, initiative and dependability. However, individual performance assessments are made qualitatively and in total, and no specific weightings are attached to these performance indicators, nor is a formula utilized in determining appropriate salary increases or salary levels. Information regarding salary levels is included in the Executive Compensation Table.

The Committee periodically reviews the performance of executive officers to determine whether bonuses should be paid to those persons. The Committee has not established specific performance measures for determining the award of bonuses. The Committee believes that bonuses should be provided to reward key employees based on Company and individual performance and to provide competitive cash compensation opportunities to the Company’s executives. During the year ended September 30, 2005, bonuses of $109,615, $4,808 and $5,769 were paid to Messrs. Reddy, Pusey and McGonegal, respectively. During the year ended September 30, 2004, bonuses of $109,615, $19,808 and $40,769 were paid to Messrs. Reddy, Pusey and McGonegal, respectively.

Our stock option plans are designed to focus executive efforts on our long-term goals and to maximize total return to our shareholders. The Committee believes that stock options advance the interests of employees and shareholders by providing value to the executives through stock price appreciation only. Options terminate if the employee’s employment with us is terminated. All options awarded must have an exercise price of at least 100% of fair market value on the date of grant.

The exact number of shares granted to a particular participant reflects both the participant’s performance and role in the Company, as well as our financial success, and our future business plans. All of these factors are assessed subjectively and are not weighted. In determining each grant, the Committee also considers the number of stock options which are outstanding, and the total number of options to be awarded.

In making grants during the fiscal year ended September 30, 2005, the Committee also considered the number of outstanding options previously granted to each officer. The Committee believes that its awards were consistent with our compensation philosophy to increase the emphasis placed on long-term incentives and to be competitive in its total compensation program.

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

During the fiscal year ended September 30, 2001, we granted options to purchase 12,500 shares of Common Stock at a price of $1.16 per share to F. Wayne Ballenger and 12,500 shares of Common Stock at a price of $1.26 per share to Randall D. Humphreys. During the fiscal year ended September 30, 2002, we granted options to each of these non-employee directors to purchase 10,000 shares of Common Stock at a price of $.46 per share. During the year ended September 30, 2003, we granted options to purchase 10,000 shares of Common Stock at a price of $.63 per share to David E. Welch, upon his becoming a director of the Company. During the fiscal year ended September 30, 2004, we granted options to purchase 15,000 shares of Common Stock (10,000 at a price of $.52 and 5,000 at a price of $.72 per share) to F. Wayne Ballenger, 15,000 shares of Common Stock (10,000 at a price of $.52 and 5,000 at a price of $.72 per share) to David E. Welch, and 15,000 shares of Common Stock (10,000 at a price of $.52 and 5,000 at a price of $.72 per share) to Randall D. Humphreys. During the fiscal year ended September 30, 2005, we granted options to each of F. Wayne Ballenger, David E. Welch and Randall D. Humphreys to purchase 10,000 shares each of Common Stock at a price of $3.95 per share. The option grants were made pursuant to the Company’s 1995 Stock Option Plan, as amended. Each option will expire ten years from the date of grant, except that an option will expire, if not exercised, 30 days after the optionee ceases to be a consultant to the Company. Each grant was made at an expense price equivalent to the trading price of the Common Stock at the date of grant.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 23, 2005, the ownership of our common stock held by:

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

Beneficial Owner	Number of Shares Owned		Percentage of Ownership
Pailla M. Reddy	2,431,457	(1)	51.0%
7 Oser Avenue
Hauppauge, NY 11788

Gregory Pusey	516,509	(2)	10.9%
106 S. University, #14
Denver, CO 80209

Jeffrey G. McGonegal	282,148	(3)	5.9%
1905 West Valley Vista Drive
Castle Rock, CO 80109

F. Wayne Ballenger	50,417	(4)	1.1%
3134 Meadway Drive
Houston, TX 77082

Randall D. Humphreys	363,937	(5)	7.8%
9150 Glenwood
Overland Park, KS 66212

David E. Welch	26,072	(6)	0.6%
1729 E. Otero Ave
Centennial, CO 80122

All Officers and	3,670,540		71.8%
Directors as a Group
(Six Persons)

(1)	Includes options to acquire 33,333 shares of Common Stock at $.506 per share 70,000 shares of Common Stock at $4.345 per share.

(2)	Includes 28,768 shares held by his wife and children and 174 shares held by Cambridge Holdings, Ltd., a corporation in which he is the President and a principal shareholder and options to acquire (i) 12,500 shares of Common Stock at $11.36 per share (ii) 25,000 shares of Common Stock at $.506 per share, and (iii) 60,000 shares of Common Stock at $4.345 per share.

(3)	Includes 1,371 shares held in the name of McGonegal Family Partnership and options to acquire (i) 25,000 shares of Common Stock at $9.00 per share (ii) 25,000 shares at $2.25 per share (iii) 25,000 shares of Common Stock at $.46 per share, and (iv) 60,000 shares at $3.95 per share.

(4)	Includes options to acquire (i) 6,250 shares of Common Stock at $11.36 per share, (ii) 12,500 shares at $1.16 per share, (iii) 10,000 shares at $.46 per share, (iv) 6,667 shares at $.52 per share, (v) 5,000 shares at $.72 and (vi) 10,000 shares at $3.95. Does not include options to acquire 3,333 shares at $.52 per share which become exercisable in December 2006.

(5)	Includes 319,770 shares of common stock held by Glenwood Capital Partners I, LP, a partnership in which he is the general partner, options to acquire (i) 12,500 shares of common stock at $1.26 per share, (ii) 10,000 shares of Common Stock at $.46 per share, (iii) 6,667 shares at $.52, (iv) 5,000 shares at $.72 per share and (v) 10,000 shares at $3.95. Does not include options to acquire 3,333 shares at $.52 per share which become exercisable in December 2006.

(6)	Includes options to acquire (i) 3,333 shares of Common Stock at $.63 per share, (ii) 3,333 shares at $.52, and (iii) 10,000 shares at $3.95. Does not include options to acquire 3,333 shares at $.52 per share which become exercisable in December 2006.

ITEM 12.	CERTAIN RELATIONSHPS AND RELATED TRANSACTIONS

Bactolac, headquartered in Hauppauge, New York, conducts its operations in a facility leased from Shilpa Saketh Realty, Inc., an entity owned by Dr. Pailla M. Reddy, Chairman of the Board of Directors of the Company and President of Bactolac, comprising approximately 32,700 square feet. Bactolac’s current monthly rental is approximately $30,000, of which approximately $6,000 pertains to improvements made by Shilpa Saketh Realty, Inc., that escalates over the remaining term of the lease through December 2010. Bactolac has a five-year renewal option on the facility. Subsequent to September 30, 2005, Bactolac agreed to lease an additional 4,000 sq. ft. in the existing facility, beginning January 1, 2006, for the same term as the existing lease, initially at $5,250 per month, which escalates over the term of the lease through December 2010. Bactolac has a five-year renewal option on the facility.

During November 2005, Bactolac and Dr. Reddy entered into a new employment agreement extending Dr. Reddy’s employment to November 1, 2007. In addition to a base annual salary of $350,000, and performance bonus features, the agreement contains customary confidentiality and benefit provisions.

In February 2003, the Company entered into an employment agreement, which renews annually unless terminated by either party, with Jeffrey G. McGonegal, Senior Vice President, for a two year term under which he currently receives an annual salary of $150,000 and may receive a performance bonus at the Company’s discretion

During June 2004, a total of 85,000 warrants that were held by Cambridge Holdings, Ltd. and Glenwood Capital Partners I, LP were converted into 68,653 shares of the Company’s Common Stock on a cashless basis, as provided for under the terms of the warrant agreements.

ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit 3.1	Articles of Incorporation of Advanced Nutraceuticals, Inc., filed as an Exhibit to the Report on Form 8-K, filed on March 21, 2000, which Exhibit is incorporated herein by this reference.

Exhibit 3.2	Amendment to Articles of Incorporation of Advanced Nutraceuticals, Inc., filed as an Exhibit to the Report on Form 10-K for the fiscal year ended September 30, 2001, which Exhibit is incorporated herein by reference.

Exhibit 3.3	Bylaws of Advanced Nutraceuticals, Inc., filed as an Exhibit to the Report on Form 8-K, filed on March 21, 2000, which Exhibit is incorporated herein by this reference.

Exhibit 4	Specimen Certificate of Nutrition for Life International, Inc.'s Common Stock, filed as an Exhibit to the Registration Statement on Form SB-2 (File No. 33-92274), which Exhibit is incorporated herein by reference.

Exhibit 10.1	1995 Stock Option Plan, as amended, filed as an Exhibit to the Report on Form 10-K for the fiscal year ended September 30, 2001, which Exhibit is incorporated herein by reference.

Exhibit 10.2	Employment Agreement, effective November 1, 2005, between Bactolac Pharmaceutical Inc. and Pailla Reddy, filed as an Exhibit to the Report on Form 8-K, filed on December 8, 2005, which Exhibit is incorporated herein by this reference.

Exhibit 10.3	Employment Agreement dated February 28, 2003, between the Company and Jeffrey G. McGonegal, filed as an Exhibit to the Report on Form 10-K/A for the fiscal year ended September 30, 2003, which Exhibit is incorporated herein by reference.

Exhibit 10.4	Agreement dated July 7, 2000, between Shilpa-Saketh Realty, Inc. and Bactolac Pharmaceutical Inc., filed as an Exhibit to the Report on Form 10-K/A for the fiscal year ended September 30, 2000, which Exhibit is incorporated herein by reference.

Exhibit 10.5	Loan and Security Agreement among CapitalSource Finance LLC, Advanced Nutraceuticals, Inc., Bactolac Pharmaceutical Inc. and ANI Pharmaceuticals, Inc., filed on Form 8-K dated March 27, 2003, and incorporated by reference herein.

Exhibit 10.6	First Amendment to Loan and Security Agreement with CapitalSource Finance, LLC, dated December 31, 2003, filed as an Exhibit to the Report on Form 10-K for the fiscal year ended September 30, 2003, which Exhibit is incorporated herein by reference.

Exhibit 10.7	Second Amendment to Loan and Security Agreement with CapitalSource Finance, LLC, dated December 31, 2003, filed as an Exhibit to the Schedule TO-I, as filed with the Securities and Exchange Commission on July 26, 2005, which Exhibit is incorporated herein by reference.

Exhibit 10.8	Third Amendment to Loan and Security Agreement with CapitalSource Finance, LLC, dated January 6, 2005, filed as an Exhibit to the Report on Form 10-KSB for the fiscal year ended September 30, 2004, which Exhibit is incorporated herein by reference.

Exhibit 10.9	Fourth Amendment to Loan and Security Agreement with CapitalSource Finance, LLC, dated July 26, 2005, filed as an Exhibit to the Schedule TO-I, as filed with the Securities and Exchange Commission on July 26, 2005, which Exhibit is incorporated herein by reference.

Exhibit 14	Code of Ethics of Advanced Nutraceuticals, Inc., filed as an Exhibit to the Report on Form 10-KSB for the fiscal year ended September 30, 2003, which Exhibit is incorporated herein by reference.

Exhibit 21	Subsidiaries of the Company.

Exhibit 23	Consent of GHP Horwath, P. C.

Exhibit 31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal 2005 and 2004, we retained our principal auditor, GHP Horwath, P. C., to provide services. Aggregate fees were billed in the following categories and amounts:

	Years Ended September 30,
	2005	2004
Audit Fees	$51,100	$55,000
Audit Related Fees	0	0
Tax Related Fees	0	0
All Other Fees	0	0

All of the services described above were approved by the Company’s audit committee and prior to performance. The audit committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED NUTRACEUTICALS, INC. (Registrant)
Date: January 13, 2006	By: /s/ Gregory Pusey Gregory Pusey, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 13, 2006 Date: January 13, 2006 Date: January 13, 2006 Date: January 13, 2006 Date: January 13, 2006 Date: January 13, 2006	/s/ Gregory Pusey
Gregory Pusey, President,
Chief Executive Officer and Director

 /s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal, Senior Vice
President of Finance, Chief Financial
Officer and Secretary

 /s/ F. Wayne Ballenger
F. Wayne Ballenger, Director

 /s/ Randall D. Humphries
Randall D. Humphries, Director

 /s/ David E. Welch
David E. Welch, Director

 /s/ Pailla Reddy
Pailla Reddy, Director