Form 10QSB
period 2005-12-31
ADVANCED NUTRACEUTICALS INC/TX
filed 2006-02-14
CIK 913614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

As of February 6, 2006, there were 4,662,410 shares of common stock $0.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  [   ]   No  [X]

ADVANCED NUTRACEUTICALS, INC.
Index

	PART I - Financial Information
		Page
Item 1.	Unaudited Condensed Consolidated Financial Statements

	Consolidated Balance Sheet at December 31, 2005	3

	Consolidated Statements of Operations for the Three Months Ended December 31, 2005 and 2004	4

	Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2005 and 2004	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis	10

Item 3.	Controls and Procedures	12

	PART II - Other Information

Item 6.	Exhibits	13

Signatures		13

ADVANCED NUTRACEUTICALS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,648,379
Receivables, net	4,038,841
Inventories	2,971,391
Deferred tax assets	585,000
Prepaid expenses and other assets	62,796

Total Current Assets	9,306,407

Property and equipment, net	1,447,877
Land held for expansion	1,406,342
Goodwill	7,563,913
Deferred tax assets	382,000
Other assets	178,503

$20,285,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,630,152
Accrued expenses and other liabilities	161,890
Credit facility	2,823,716
Current portion of long-term debt	11,955

Total Current Liabilities	4,627,713

Long-term debt, net of current portion:
Credit facility	2,375,000
Other long-term debt	13,862

Total Liabilities	7,016,575

Commitments and contingencies	—

Stockholders' equity:
Preferred stock; $.001 par value; 1,000,000
shares authorized; none outstanding	—
Common stock; $.01 par value; 20,000,000
shares authorized; 4,662,410 shares issued and outstanding	46,624
Additional paid-in capital	16,159,006
Accumulated deficit	(2,937,163)

Total stockholders' equity	13,268,467

$20,285,042

See accompanying notes to unaudited condensed consolidated financial statements.

ADVANCED NUTRACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED DECEMBER 31,

(Unaudited)

	Three Months Ended
	2005	2004
Net sales	$5,708,022	$4,491,507
Cost of sales	3,999,856	3,049,574

Gross profit	1,708,166	1,441,933

General and administrative expenses	854,346	744,656

Operating income	853,820	697,277

Other income (expense):
Interest expense, net	(166,245)	(63,439)
Other, net	2,672	697

Income from operations
before income taxes	690,247	634,535

Income tax expense	265,000	240,000

Net income	$425,247	$394,535

Net income per common share:
Basic	$.09	$.08
Diluted	.09	.07

Weighted average number of common shares
outstanding:
Basic	4,662,410	5,097,830

Diluted	4,963,814	5,947,917

See accompanying notes to unaudited condensed consolidated financial statements.

ADVANCED NUTRACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2005	2004
Net cash provided by (used in) operating activities:	$(675,722)	$613,931

Net cash provided by (used in) investing activities:
Continuing operations	(101,920)	(183,899)
Discontinued operations	—	109,118

Net cash provided by (used in) financing activities:	1,748,239	(85,369)

Net increase in cash and cash equivalents	970,597	453,781
Cash and cash equivalents at beginning of period	677,782	1,786,508

Cash and cash equivalents at end of period	$1,648,379	$2,240,289

See accompanying notes to unaudited condensed consolidated financial statements.

ADVANCED NUTRACEUTICALS, INC.NOTES
TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

        The accompanying condensed consolidated financial statements of Advanced Nutraceuticals, Inc. (the “Company” or “ANI”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2005, and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended December 31, 2005 are not necessarily an indication of operating results for the full year.

NOTE 1 — OPERATIONS AND MAJOR CUSTOMERS

        The Company’s operations are currently conducted through one operating subsidiary, Bactolac Pharmaceutical Inc. (“Bactolac”), a private label contract manufacturer of vitamins and supplements located in Hauppauge, New York. The Company determines its operating results consistent with its management reporting and consolidated accounting policies. All of the assets and operating results as presented in the accompanying financial statements are associated with the Bactolac operation.

        Major Customers

        Other than as detailed under foreign sales, the Company’s revenues are generated from customers located in the United States. The following table summarizes sales to individual customers that comprised more than 10% of the Company’s sales for the periods ended December 31.

Customer	Three Months Ended
	2005	2004
A	14.6%	9.5%
B	13.1%	12.5%

        Foreign Sales

        Export sales, primarily from a customer in Russia, were approximately $172,000 and $351,000 for the three-month periods ended December 31, 2005 and 2004, respectively. The Company has no foreign assets.

NOTE 2 – LAND HELD FOR EXPANSION

        During 2005, Bactolac purchased undeveloped land adjoining its facility for approximately $1,406,000, including certain closing costs. The purchase price was funded out of working capital and the Company’s revolving line of credit. The land is being held for possible future expansion.

ADVANCED NUTRACEUTICALS, INC.NOTES
TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — DEBT AGREEMENTS

        The Company has a $6.5 million credit facility with a bank that provides the Company with a $2.5 million revolver and a $4.0 million term loan (the “Credit Facility”). Interest on the outstanding loan balance is paid monthly and the term loan portion of the facility requires quarterly principal payments of approximately $250,000 that commenced September 1, 2005 and which increase to $437,500 over the three-year life of the loan. Additional annual principal payments are due, as defined under the Credit Facility, commencing at the end of the year ending September 30, 2006. Future minimum payments on the term loan are $1,062,500 due in 2006, $1,375,000 due in 2007 and $1,312,500 due in 2008. As of December 31, 2005, the total balance outstanding under the facility, including $3,500,000 outstanding under the term loan portion, amounted to $5,198,716, of which $2,823,716 is classified as a current liability. The Company had additional borrowings available under its revolver of approximately $801,000 at December 31, 2005, based upon accounts receivable and inventory levels.

        Borrowings under the Credit Facility mature in July 2008, are collateralized by substantially all of the Company’s assets, and bear interest at rates that fluctuate with the prime rate, with the revolver at 0.5% over prime (not to be less than a total rate of 6.25%), 7.65% at December 31, 2005, and the term loan at 3.0% over prime (not to be less than a total rate of 8.75%), 10.15% at December 31, 2005. Due to the “floor” interest amounts under the Company’s credit facility, the prime rate levels in 2004 had not impacted the Company’s interest rate. Increases in the prime rate in late 2004 and into 2005, have increased the Company’s interest expense.

        The revolver portion of the Credit Facility requires a lockbox arrangement, which requires all receipts to be swept daily to reduce borrowings outstanding under the Credit Facility. This arrangement, combined with a Subjective Acceleration Clause (“SAC”) in the Credit Facility, cause the revolving Credit Facility to be classified as a current liability, per guidance in the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force Issue 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

        The Credit Facility, as amended, contains a number of covenants, which include, among other items, maintenance of specified minimum EBITDA, fixed charge ratios and maximum senior debt leverage ratios, as well as limitations on capital expenditures and the payment of dividends. As of December 31, 2005, the Company was in compliance with the covenants of the Credit Facility.

NOTE 4 — STOCK BASED COMPENSATION AND EARNINGS PER SHARE

        The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based employee compensation plans. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004: a dividend yield of 0%; a risk-free interest rate of 4.22% and 4.2%; an expected life ranging from 5-10 years; and an expected volatility of 136% and 114%, respectively. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to its stock-based employee plans for options granted from 1999 to 2005, for the three month periods ended December 31.

	Three Months Ended
	2005	2004
Net income as reported	$425,200	$395,000

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified or settled, net of related tax
effects	(1,400)	(10,500)

Pro forma net income	$423,800	$384,500

Earnings per share:
Basic - as reported	$.09	$.08
Diluted - as reported	$.09	$.07
Basic - pro forma	$.09	$.08
Diluted - pro forma	$.09	$.06

                In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of the standard. Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

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

NOTE 6 — CONTINGENCIES

        The Company’s subsidiary, Bactolac, from time to time has pending legal actions and claims incurred in the normal course of business. In the opinion of management no such claims currently outstanding, when ultimately resolved, are estimated to have a material impact on the Company’s financial position or results of operations.

NOTE 7 — STOCKHOLDERS’ EQUITY

        During the quarter ended September 30, 2005, the Company completed a tender offer to buy back 1,058,824 shares of its outstanding common stock at a price of $4.25 per share from stockholders of record as of July 27, 2005. The Company obtained the funds necessary to purchase shares tendered in the offer, and to pay related fees and expenses, by borrowing $4,000,000 under its Credit Facility, which had been amended to provide for that use.

        During January 2005, the Company’s Board of Directors granted options to purchase 220,000 shares of common stock at $3.95 to $4.35 per share under the Company's Incentive Stock Option Plan. The exercise price is equivalent to the fair market value of the common stock when granted, and the options have terms ranging from five to ten years.

        During 2005, certain officers and employees of the Company exercised stock options to purchase a total of 386,168 common shares, under the Company’s Incentive Stock Option Plan. Proceeds received by the Company from these exercises totaled $298,371.

ITEM 2.

ADVANCED NUTRACEUTICALS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

        The Company’s operations are currently conducted through its operating subsidiary, Bactolac Pharmaceutical Inc. (“Bactolac”), a private label contract manufacturer of vitamin and supplement products.

        In November 2005, Bactolac joined the National Nutritional Foods Association (“NNFA”) and is seeking to obtain certification as an NNFA Good Manufacturing Practices (“GMP”) approved manufacturer. This certification is anticipated to be completed in early 2007, although no assurance can be given that such certification will be obtained. The NNFA is the leading organization in the industry in promoting high quality standards and certifying GMP manufacturers. As a result of the systems and procedures required for NNFA certification, Bactolac has begun incurring additional costs and expenses, primarily related to quality testing and documentation and the additional personnel and equipment requirements to comply.

Comparison of the Presented Results of Operations for the Three Months Ended December 31, 2005 to the Three Months Ended December 31, 2004.

        Net sales for the 2005 period totaled $5,708,000, a $1,217,000 or 27.1% increase over the 2004 period. The increase was attributable to expanded sales of products to existing customers and new customers that have recently been obtained.

        Gross profit for the 2005 period increased to $1,708,000, a $266,000 increase compared to the 2004 amount. Gross profit as a percentage of net sales decreased to 29.9% in 2005, as compared to 32.1% in the 2004 period. The change resulted primarily from higher levels of costs being incurred in 2005 for quality related testing and control functions as well as changes in the product mix during the period.

        Total operating expenses increased to $854,000 in 2005 from $745,000 in 2004. This represents an increase of $110,000, or 14.7%. The increase relates primarily to increased expenses associated with additional personnel and increased sales commissions paid due to higher sales levels.

Liquidity and Capital Resources

        At December 31, 2005, the Company had working capital of $4,679,000. ANI meets its working capital and capital expenditure requirements, including funding for debt repayments, mainly through net cash provided from Bactolac. Management plans to continue to strive to maintain and enhance the profitability of the Bactolac operation to meet currently anticipated funding requirements. The Company has a $2.5 million revolver as part of its credit facility that is generally used monthly to fund intra-month working capital needs primarily for inventory purchases.

        The Company has a $6.5 million credit facility with a bank that provides the Company with a $2.5 million revolver and a $4.0 million term loan (the “Credit Facility”). Interest on the outstanding loan balance is paid monthly and the term loan portion of the facility requires quarterly principal payments of approximately $250,000 that commenced September 1, 2005 and which increase to $437,500 over the three-year life of the loan. Additional annual principal payments are due, as defined under the Credit Facility, commencing at the end of the year ending September 30, 2006. Future minimum payments on the term loan are $1,062,500 due in 2006, $1,375,000 due in 2007 and $1,312,500 due in 2008. As of December 31, 2005, the total balance outstanding under the facility, including $3,500,000 outstanding under the term loan portion, amounted to $5,198,716, of which $2,823,716 is classified as a current liability. The Company had additional borrowings available under its revolver of approximately $801,000, at December 31, 2005, based upon accounts receivable and inventory levels.

        During the quarter ended September 30, 2005, the Company completed a tender offer to buy back 1,058,824 shares of its outstanding common stock at a price of $4.25 per share from stockholders of record as of July 27, 2005. The Company obtained all of the funds necessary to purchase shares tendered in the offer, and to pay related fees and expenses, by borrowing $4,000,000 under its secured credit facility, which had been amended to provide for that use.

        Borrowings under the Credit Facility mature in July 2008, are collateralized by substantially all of the Company’s assets, and bear interest at rates that fluctuate with the prime rate, with the revolver at 0.5% over prime (not to be less than a total rate of 6.25%), 7.65% at December 31, 2005, and the term loan at 3.0% over prime (not to be less than a total rate of 8.75%), 10.15% at December 31, 2005. Due to the “floor” interest amounts under the Company’s credit facility, the prime rate levels in 2004 had not impacted the Company’s interest rate. Increases in the prime rate in late 2004 and into 2005, have increased the Company’s interest expense.

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

        The Credit Facility, as amended, contains a number of covenants, which include, among other items, maintenance of specified minimum EBITDA, fixed charge ratios and maximum senior debt leverage ratios, as well as limitations on capital expenditures and the payment of dividends. As of December 31, 2005, the Company was in compliance with the covenants of the Credit Facility.

        In connection with continued expansion and upgrades of the business including the recent 4,000 square foot increase to the leased facility in Hauppauge, New York, the Company estimates that capital needs for equipment purchases and leasehold improvements during the balance of 2006 fiscal year will total $250,000 to $350,000. It is expected that funding for the majority of the capital additions will be provided out of working capital with a portion funded out of the Credit Facility. Should potential new customer requirements dictate it, additional equipment needs could exceed these estimated amounts.

Operating Activities

        Net cash flows from operating activities consumed approximately $676,000 in 2005 and generated approximately $614,000 in 2004.

        The net cash consumed in 2005 consisted primarily of a $503,000 increase in accounts receivable and a $161,000 increase in inventories net of $425,000 in net income plus the non cash expenses of $105,000 of depreciation and amortization expense and $215,000 in deferred income tax expense. Additionally, a decrease of approximately $642,000 in accounts payable also consumed cash. The changes in working capital items primarily related to higher sales levels in 2005.

        The net cash generated in 2004 consisted primarily of the $395,000 net income plus the non cash expenses which included $97,000 of depreciation and amortization expense and the $240,000 deferred income tax charge. This was offset by cash used for an increase of $381,000 in inventories net of a $268,000 increase in accounts payable.

Investing Activities

        Investing activities consumed approximately $102,000 in 2005 and $184,000 in 2004, used for additions to equipment.

        Discontinued operations generated $109,000 in 2004 related primarily to the sale of ANIP land that had been held for sale.

Financing Activities

        Financing activities generated approximately $1,748,000 in 2005 and consumed $85,000 in 2004. These amounts consisted of cash from the net borrowings and repayments under the Company’s debt obligations.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

        Certain statements in Management’s Discussion and Analysis and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,”“would,” “should,” “expect,” “plan,”“anticipate,” “intend,” “believe,” “estimate,”“predict,” “potential” or other comparable terminology. Please see the “Cautionary Note Regarding Forward-Looking Statements” on page 2 of the Company’s Form 10-KSB for the year ended September 30, 2005 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

February 13, 2006	ADVANCED NUTRACEUTICALS, INC. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal Senior Vice President--Finance and Chief Financial Officer