Form 10QSB
period 2006-03-31
ADVANCED NUTRACEUTICALS INC/TX
filed 2006-05-22
CIK 913614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 16, 2006, there were 4,733,678 shares of common stock $0.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes   [  ]   No   [X]

ADVANCED NUTRACEUTICALS, INC.

Index

Page
PART 1— Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

Consolidated Balance Sheet as of March 31, 2006	3

Consolidated Statements of Operations For the Three and Six
Months Ended March 31, 2006 and 2005	4

Consolidated Statements of Cash Flows For the Six
Months Ended March 31, 2006 and 2005	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis	11

Item 3. Controls and Procedures	14

PART II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6. Exhibits	15

Signatures	15

ADVANCED NUTRACEUTICALS, INC.
CONSOLIDATED BALANCE
SHEET MARCH 31, 2006
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,909,393
Receivables, net	4,987,773
Inventories	3,631,497
Deferred tax assets	277,000
Prepaid expenses and other assets	40,180

Total current assets	10,845,843

Property and equipment, net	1,597,347
Land held for expansion	1,406,342
Goodwill	7,563,913
Deferred tax assets	382,000
Other assets	143,636

$21,939,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,339,943
Accrued expenses and other liabilities	228,308
Credit facility	3,361,888
Current portion of long-term debt	24,377

Total current liabilities	5,954,516

Long-term debt, net of current portion:
Credit facility	2,062,500
Other long-term debt	64,355

Total liabilities	8,081,371

Commitments and contingencies

Stockholders' equity:
Preferred stock; $.001 par value; 1,000,000
shares authorized; none outstanding	—
Common stock; $.01 par value; 20,000,000
shares authorized; 4,733,678 shares issued and outstanding	47,337
Additional paid-in capital	16,158,293
Accumulated deficit	(2,347,920)

Total stockholders' equity	13,857,710

$21,939,081

See accompanying notes to unaudited condensed consolidated financial statements.

ADVANCED NUTRACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED MARCH 31,
(Unaudited)

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Net sales	$6,729,444	$5,524,725	$12,437,466	$10,016,232
Cost of sales	4,733,806	3,835,264	8,733,662	6,884,838

Gross profit	1,995,638	1,689,461	3,703,804	3,131,394
General and administrative expenses	882,357	766,480	1,736,703	1,511,136

Operating income	1,113,281	922,981	1,967,101	1,620,258
Other income (expense):
Interest expense, net	(159,061)	(50,893)	(325,306)	(114,332)
Other, net	8,023	8,539	10,695	9,237

Income from operations
before income taxes	962,243	880,627	1,652,490	1,515,163
Income tax expense	(373,000)	(290,000)	(638,000)	(530,000)

Net income	$589,243	$590,627	$1,014,490	$985,163

Earnings per share:
Basic	$.13	$.12	$.22	$.19

Diluted	$.12	$.10	$.20	$.17

Weighted average common
shares outstanding:
Basic	4,675,080	5,097,830	4,668,675	5,097,830

Diluted	4,997,849	5,976,442	4,999,875	5,961,053

See accompanying notes to unaudited condensed consolidated financial statements.

ADVANCED NUTRACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2006	2005
Net cash provided by (used in) operating activities	$(454,864)	$904,868

Net cash provided by (used in) investing activities:
Continuing operations	(350,351)	(301,791)
Discontinued operations	—	109,118

Net cash (used in) investing activities	(350,351)	(192,673)

Net cash provided by (used in) financing activities	2,036,826	(1,221,909)

Net increase (decrease) in cash and cash equivalents	1,231,611	(509,714)
Cash and cash equivalents at beginning of period	677,782	1,786,508

Cash and cash equivalents at end of period	$1,909,393	$1,276,794

See accompanying notes to unaudited condensed consolidated financial statements.

ADVANCED NUTRACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

        The accompanying condensed consolidated financial statements of Advanced Nutraceuticals, Inc. (the “Company” or “ANI”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2006, and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2005. The results of operations for the periods ended March 31, 2006 are not necessarily an indication of operating results for the full year.

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

        Major Customers

        Other than as detailed under foreign sales, the Company’s revenues are generated from customers located in the United States. The following table summarizes sales from continuing operations to individual customers that comprised more than 10% of the Company’s sales from continuing operations for the periods ended March 31.

Customer	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
A	14.5%	7.9%	14.7%	9.5%
B	10.0%	11.8%	11.3%	13.3%

        Foreign Sales

        Export sales from continuing operations, primarily from a customer in Russia were approximately $303,900 and $490,200 for the three-month periods ended March 31, 2006 and 2005, respectively, and approximately $475,500 and $840,900 for the six-month periods ended March 31, 2006 and 2005, respectively. The Company has no foreign assets.

NOTE 2 – LAND HELD FOR EXPANSION

        During 2005, Bactolac purchased undeveloped land adjoining its facility for approximately $1,406,000, including certain closing costs. The purchase price was funded out of working capital and the Company’s revolving line of credit. The land is being held for possible future expansion.

NOTE 3 – STOCKHOLDERS’ EQUITY

Stockholders’ equity activity:

During March 2006, the holders of options outstanding under the Company’s 1995 Stock Option Plan exercised their options and acquired 83,333 shares of common stock in exchange for the surrender of 12,065 common shares held by the individuals, on a cashless basis, as provided in the Plan, with such surrendered shares then retired by the Company.

A summary of the status of the Company’s nonvested options to acquire common shares granted to employees, officers and directors and changes during the period ended March 31, 2006 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value

Nonvested at October 1, 2005	23,333	$0.49
Granted	—	—
Vested	(13,333)	0.50
Forfeited	—	—

Nonvested at March 31, 2006	10,000	$0.49

Stock-based compensation:

ANI currently grants stock options to its employees, officers and directors under the Company’s 1995 Stock Option Plan (“Plan”) that has been approved by the Company’s shareholders. Stock options granted under this plan generally vest over three years from the date of grant as specified in the plan or by the compensation committee of the Company’s board of directors and are exercisable for a period of up to ten years from the date of grant.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based employee compensation plans. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004: a dividend yield of 0%; a risk-free interest rate of 4.22% and 4.2%; an expected life ranging from 5-10 years; and an expected volatility of 136% and 114%, respectively. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of ANI’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents ANI’s anticipated cash dividend over the expected life of the stock options.

The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to its stock-based employee plans for options granted from 1999 to 2005, for the three and six month periods ended March 31.

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Net income as reported	$589,000	$591,000	$1,014,000	$985,000
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified or settled, net of related tax
effects	(1,000)	(865,000)	(3,000)	(872,000)

Pro forma net income (loss)	$588,000	$(274,000)	$1,011,000	$113,000

Earnings (loss) per share:
Basic - as reported	$.13	$.12	$.22	$.19
Diluted - as reported	$.12	$.10	$.20	$.16
Basic - pro forma	$.13	$(.05)	$.22	$.02
Diluted - pro forma	$.12	$(.05)	$.20	$.02

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for ANI as of the interim and annual reporting periods that will begin October 1, 2006. The Company is evaluating the provisions of the standard and based upon the options currently issued it is not expected to have a significant impact on reported results of operations. Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations

A summary of stock option activity of options to employees, officers and directors, for the six months ended March 31, 2006 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at October 1, 2005	655,354	$2.75	6.0	$753,700

Granted	—
Exercised	(83,333)	.49
Forfeited	—

Outstanding at March 31, 2006	572,021	$3.08	5.5	$297,500

Exercisable at March 31, 2006	562,021	$3.12	5.5	$269,800

During the six months ended March 31, 2006, no options to purchase shares of common stock were granted under the Company’s Plan to employees, officers and directors and no options to acquire shares of common stock were cancelled due to forfeitures. During January 2005, the Company’s Board of Directors granted options to purchase 220,000 shares of common stock at $3.95 to $4.35 per share under the Company’s Plan. The exercise price is equivalent to the fair market value of the common stock when granted, and the options have terms ranging from five to ten years.

NOTE 4 — DEBT AGREEMENTS

The Company has a $6.5 million credit facility with a bank that provides the Company with a $2.5 million revolver and a $4.0 million term loan (the “Credit Facility”). Interest on the outstanding loan balance is paid monthly and the term loan portion of the facility requires quarterly principal payments of approximately $250,000 that commenced September 1, 2005 and which increase to $437,500 over the three-year life of the loan. Additional annual principal payments are due, as defined under the Credit Facility, commencing at the end of the year ending September 30, 2006. Future minimum payments on the term loan are $562,500 due for the remainder of 2006, $1,375,000 due in 2007 and $1,312,500 due in 2008. As of March 31, 2006, the total balance outstanding under the facility, including $3,250,000 outstanding under the term loan portion, amounted to $5,424,388, of which $3,361,888 is classified as a current liability. The Company had additional borrowings available under its revolver of approximately $326,000 at March 31, 2006, based upon accounts receivable and inventory levels.

Borrowings under the Credit Facility mature in July 2008, are collateralized by substantially all of the Company’s assets, and bear interest at rates that fluctuate with the prime rate, with the revolver at 0.5% over prime (not to be less than a total rate of 6.25%), 8.25% at March 31, 2006, and the term loan at 3.0% over prime (not to be less than a total rate of 8.75%), 10.75% at March 31, 2006.

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

The Credit Facility, as amended, contains a number of covenants, which include, among other items, maintenance of specified minimum EBITDA, fixed charge ratios and maximum senior debt leverage ratios, as well as limitations on capital expenditures and the payment of dividends. As of March 31, 2006, the Company was in compliance with the covenants of the Credit Facility.

NOTE 5 — CONTINGENCIES

The Company’s subsidiary, Bactolac, from time to time has pending legal actions and claims incurred in the normal course of business. In the opinion of management no such claims currently outstanding, when ultimately resolved, are estimated to have a material impact on the Company’s financial position or results of operations.

NOTE 6 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of non-cash investing and financing activities during the six months ended March 31, 2006:

	2006	2005
Issuance of 83,333 shares of common stock in 2006
for cashless exercise of options	$—	$—

Supplemental disclosure of cash flow information:

Federal and state income taxes paid	$75,000	$—

Interest paid	$288,200	$96,000

ITEM 2.

ADVANCED NUTRACEUTICALS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

                The Company’s operations are currently conducted through its operating subsidiary, Bactolac Pharmaceutical Inc. (“Bactolac”), a private label contract manufacturer of vitamin and supplement products.

                In November 2005, Bactolac joined the National Nutritional Foods Association (“NNFA”) and in early 2006 secured certification as an NNFA Good Manufacturing Practices (“GMP”) approved manufacturer. The NNFA is the leading organization in the industry in promoting high quality standards and certifying GMP manufacturers. As a result of the systems and procedures required for NNFA certification, Bactolac has begun incurring additional costs and expenses, primarily related to quality testing and documentation and the additional personnel and equipment requirements to comply.

Comparison of the Presented Results of Operations for the Six Months Ended March 31, 2006 to the Six Months Ended March 31, 2005

                Net sales for the 2006 period totaled $12,437,500, a $2,421,200 or 24% increase over the 2005 period. The increase was attributable to expanded sales of products to existing customers and new customers that have recently been obtained.

                Gross profit for the 2006 period increased to $3,703,800, a $572,400 increase compared to the 2005 amount. Gross profit as a percentage of net sales decreased to 29.8% in 2006, as compared to 31.3% in the 2005 period. The change resulted primarily from higher levels of costs being incurred in 2006 for quality related testing and control functions, manufacturing expansion as well as changes in the product mix during the period.

                  Total operating expenses increased to $1,736,700 in 2006 from $1,511,100 in 2005. This represents an increase of $225,600, or 15%. The increase relates primarily to increased expenses associated with additional personnel and increased sales commissions paid due to higher sales levels.

Comparison of the Presented Results of Operations for the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005.

                Net sales for the 2006 period totaled $6,729,400, a $1,204,700 or 22% increase over the 2005 period. The increase was primarily attributable to sales of products to new customers, and existing customers.

                Gross profit for the 2006 period increased to $1,995,600, a $306,200 increase compared to the 2005 amount. Gross profit as a percentage of net sales decreased to 29.7% in 2006, as compared to 30.6% in the 2005 period. The change resulted primarily from higher levels of costs being incurred in 2006 for quality related testing and control functions, manufacturing expansion as well as changes in the product mix during the period.

                 Total operating expenses increased to $882,400 in 2006 from $766,500 in 2005. This represents an increase of $115,900, or 15%. The increase relates primarily to increased expenses associated with additional personnel and increased sales commissions paid due to higher sales levels

Liquidity and Capital Resources

                At March 31, 2006, the Company had working capital of $4,891,300. ANI meets its working capital and capital expenditure requirements, including funding for debt repayments, mainly through net cash provided from Bactolac. Management plans to continue to strive to maintain and enhance the profitability of the Bactolac operation to meet currently anticipated funding requirements. The Company has a $2.5 million revolver as part of its credit facility that is generally used monthly to fund intra-month working capital needs primarily for inventory purchases.

                The Company has a $6.5 million credit facility with a bank that provides the Company with a $2.5 million revolver and a $4.0 million term loan (the “Credit Facility”). Interest on the outstanding loan balance is paid monthly and the term loan portion of the facility requires quarterly principal payments of approximately $250,000 that commenced September 1, 2005 and which increase to $437,500 over the three-year life of the loan. Additional annual principal payments are due, as defined under the Credit Facility, commencing at the end of the year ending September 30, 2006. Future minimum payments on the term loan are $562,500 due for the remainder of 2006, $1,375,000 due in 2007 and $1,312,500 due in 2008. As of March 31, 2006, the total balance outstanding under the facility, including $3,250,000 outstanding under the term loan portion, amounted to $5,424,388, of which $3,361,888 is classified as a current liability. The Company had additional borrowings available under its revolver of approximately $326,000, at March 31, 2006, based upon accounts receivable and inventory levels.

                Borrowings under the Credit Facility mature in July 2008, are collateralized by substantially all of the Company’s assets, and bear interest at rates that fluctuate with the prime rate, with the revolver at 0.5% over prime (not to be less than a total rate of 6.25%), 8.25% at March 31, 2006, and the term loan at 3.0% over prime (not to be less than a total rate of 8.75%), 10.75% at March 31, 2006.

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

                 The Credit Facility, as amended, contains a number of covenants, which include, among other items, maintenance of specified minimum EBITDA, fixed charge ratios and maximum senior debt leverage ratios, as well as limitations on capital expenditures and the payment of dividends. As of March 31, 2006, the Company was in compliance with the covenants of the Credit Facility.

                In connection with continued expansion and capacity upgrades of the business including the recent 4,000 square foot increase to the leased facility in Hauppauge, New York, the Company estimates that capital needs for equipment purchases and leasehold improvements during the balance of 2006 fiscal year will total $200,000 to $300,000. It is expected that funding for the majority of the capital additions will be provided out of working capital with a portion funded out of the Credit Facility. Should potential new customer requirements dictate it, additional equipment needs could exceed these amounts estimated.

Operating Activities

         Net cash flows from operating activities consumed approximately $454,900 in 2006 and generated approximately $904,900 in 2005.

         The net cash flow consumed in 2006 resulted primarily from the $1,014,500 net income plus the non-cash depreciation and amortization of $232,000 and noncash $523,000 change in deferred taxes. This was reduced by a $1,497,000 increase in accounts receivable and a $820,900 increase in inventories to support the higher sales levels.

        The net cash flow provided in 2005 resulted primarily from the $985,000 net income plus the non-cash depreciation and amortization of $149,000, a $674,000 increase in accounts payable and a non-cash $530,000 change in deferred taxes. This was reduced by a $1,091,000 increase in inventories and a $370,000 increase in accounts receivable.

Investing Activities

         Investing activities consumed approximately $350,400 in 2006 and $301,800 in 2005, used for additions to equipment.

        Discontinued operations generated $109,000 in 2005 related to the sale of land that had been held for sale.

Financing Activities

         Financing activities generated approximately $2,036,800 in 2006 and consumed $1,221,900 in 2005. These amounts consisted of cash from the net differences in borrowings and repayments under the Company's debt obligations.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We will be required to adopt this statement effective for our fiscal quarter and year that begins October 1, 2006.  We have described the potential impact of adopting SFAS 123R in our condensed financial statements in Note 3, Stock-Based Compensation.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) (“FSP 123R-2”)". FSP 123R-2 provides companies with a “practical accommodation” when determining the grant date of an award that is subject to the accounting provisions in SFAS 123R. Specifically, assuming a company meets all of the other criteria in the definition of grant date in SFAS 123R, a mutual understanding (between the company and the recipient) of the key terms and conditions of an award is presumed to exist at the date the award is approved (in accordance with the company’s normal corporate governance policy) if (1) the award is unilateral grant meaning that the recipient does not have the ability to negotiate the key terms and conditions of the award, and (2) the key terms and conditions of the award are expected to be communicated to the recipient within a relatively short period of time (as defined in the FSP 123R-2) after the grant was approved. This FSP was effective upon initial adoption of SFAS 123-R on December 1, 2005.

In November 2005, the FASB issued FSP 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a practical exception when a company transitions to the accounting requirements in SFAS 123R. SFAS 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS 123R (“APIC Pool”), assuming the company had been following the recognition provisions prescribed by SFAS 123. The FASB learned that several companies do not have the necessary historical information to calculate the APIC pool as envisioned by SFAS 123R and accordingly, the FASB decided to allow a practical exception as documented in FSP 123R-3. This FSP was effective on its issuance date.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

                Certain statements in Management’s Discussion and Analysis and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements or our industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Cautionary Note Regarding Forward-Looking Statements” in our Form 10-KSB for the year ended September 30, 2005 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.   Controls and Procedures

                 (a)  Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the “Evaluation Date”). Based on that review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required at this time.

PART II OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities

During March 2006, three officers and directors holding options outstanding under the Company’s 1995 Stock Option Plan exercised their options and acquired 83,333 shares of common stock in exchange for the surrender of 12,065 common shares held by the individuals, on a cashless basis, as provided in the Plan, with such surrendered shares then retired by the Company.

Item 6.   Exhibits

(a)     Exhibits 31.1, 31.2 and 32. Filed herewith.

ADVANCED NUTRACEUTICALS, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 22, 2006	ADVANCED NUTRACEUTICALS, INC. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal Senior Vice President--Finance and Chief Financial Officer