Form 10QSB
period 2006-06-30
ADVANCED NUTRACEUTICALS INC/TX
filed 2006-08-21
CIK 913614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 17, 2006, there were 4,761,265 shares of common stock $0.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes   [  ]   No   [X]

ADVANCED NUTRACEUTICALS, INC.

Index

Page
PART 1— Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

Consolidated Balance Sheet as of June 30, 2006	3

Consolidated Statements of Operations For the Three and Nine
Months Ended June 30, 2006 and 2005	4

Consolidated Statements of Cash Flows For the Nine
Months Ended June 30, 2006 and 2005	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis	11

Item 3. Controls and Procedures	14

PART II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6. Exhibits	15

Signatures	15

ADVANCED NUTRACEUTICALS, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$901,001
Credit facility overpayment	622,647
Receivables, net	5,278,349
Inventories	4,133,773
Deferred tax assets	277,000
Prepaid expenses and other assets	101,604

Total current assets	11,314,374

Property and equipment, net	1,709,045
Land held for expansion	1,406,342
Goodwill	7,563,913
Deferred tax assets	37,000
Other assets	133,884

$22,164,558

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,668,871
Accrued expenses and other liabilities	861,518
Credit facility	1,250,000
Current portion of long-term debt	26,542

Total current liabilities	5,806,931

Long-term debt, net of current portion:
Credit facility	1,750,000
Other long-term debt	82,402

Total liabilities	7,639,333

Commitments and contingencies

Stockholders' equity:
Preferred stock; $.001 par value; 1,000,000
shares authorized; none outstanding	—
Common stock; $.01 par value; 20,000,000
shares authorized; 4,733,678 shares issued and outstanding	47,337
Additional paid-in capital	16,158,293
Accumulated deficit	(1,680,405)

Total stockholders' equity	14,525,225

$22,164,558

See accompanying notes to unaudited condensed consolidated financial statements.

ADVANCED NUTRACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED JUNE 30,
(Unaudited)

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Net sales	$8,112,472	$6,785,118	$20,549,938	$16,801,350
Cost of sales	5,954,115	4,787,077	14,687,777	11,671,915

Gross profit	2,158,357	1,998,041	5,862,161	5,129,435
General and administrative expenses	922,341	888,771	2,659,044	2,399,907

Operating income	1,236,016	1,109,270	3,203,117	2,729,528
Other income (expense):
Interest expense, net	(147,549)	(39,094)	(472,855)	(153,426)
Other, net	1,048	10,589	11,743	19,826

Income from operations
before income taxes	1,089,515	1,080,765	2,742,005	2,595,928
Income tax expense	(422,000)	(379,000)	(1,060,000)	(909,000)

Net income	$667,515	$701,765	$1,682,005	$1,686,928

Earnings per share:
Basic	$.14	$.13	$.36	$.33

Diluted	$.14	$.12	$.34	$.28

Weighted average common
shares outstanding:
Basic	4,733,678	5,334,480	4,690,446	5,176,713

Diluted	4,909,164	6,042,493	4,911,577	5,990,222

See accompanying notes to unaudited condensed consolidated financial statements.

ADVANCED NUTRACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED JUNE 30,
(UNAUDITED)

	Nine Months Ended June 30,
	2006	2005
Net cash provided by operating activities	$1,780,538	$1,446,640

Net cash provided by (used in) investing activities:
Continuing operations	(567,322)	(1,948,646)
Discontinued operations	—	109,118

Net cash used in investing activities	(567,322)	(1,839,528)

Net cash (used in) provided by financing activities	(989,997)	390,626

Net increase (decrease) in cash and cash equivalents	223,219	(2,262)
Cash and cash equivalents at beginning of period	677,782	1,786,508

Cash and cash equivalents at end of period	$901,001	$1,784,246

See accompanying notes to unaudited condensed consolidated financial statements.

ADVANCED NUTRACEUTICALS, INC.NOTES
TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        INTERIM FINANCIAL STATEMENTS

        The accompanying condensed consolidated financial statements of Advanced Nutraceuticals, Inc. (the “Company” or “ANI”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2006, and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2005. The results of operations for the periods ended June 30, 2006 are not necessarily an indication of operating results for the full year.

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

        Major Customers

        Other than as detailed under foreign sales, the Company’s revenues are generated from customers located in the United States. The following table summarizes sales to individual customers that comprised more than 10% of the Company’s sales for the periods ended June 30:

Customer	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
A	18.2%	11.9%	16.0%	10.4%
B	7.6%	11.0%	9.9%	12.3%

        Foreign Sales

        Export sales, primarily from a customer in Russia, were approximately $283,000 and $488,000 for the three-month periods ended June 30, 2006 and 2005, respectively, and approximately $758,000 and $1,467,000 for the nine-month periods ended June 30, 2006 and 2005, respectively. The Company has no foreign assets.

NOTE 2 – LAND HELD FOR EXPANSION

        During 2005, Bactolac purchased undeveloped land adjoining its facility for approximately $1,406,000, including certain closing costs. The purchase price was funded out of working capital and the Company’s revolving line of credit. The land is being held for possible future expansion.

NOTE 3 – STOCKHOLDERS’ EQUITY

Stockholders’ equity activity:

During March 2006, the holders of options outstanding under the Company’s 1995 Stock Option Plan (the “Plan”) exercised their options and acquired 83,333 shares of common stock in exchange for the surrender of 12,065 common shares held by the individuals, on a cashless basis, as provided in the Plan, with such surrendered shares then retired by the Company.

A summary of the status of the Company’s nonvested options to acquire common shares granted to employees, officers and directors and changes during the period ended June 30, 2006 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value

Nonvested at October 1, 2005	23,333	$0.49
Granted	—	—
Vested	(13,333)	0.50
Forfeited	—	—

Nonvested at June 30, 2006	10,000	$0.49

Stock-based compensation:

ANI currently grants stock options to its employees, officers and directors under the Plan that has been approved by the Company’s shareholders. Stock options granted under this Plan generally vest over three years from the date of grant as specified in the Plan or by the compensation committee of the Company’s board of directors and are exercisable for a period of up to ten years from the date of grant.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its stock-based employee compensation Plan. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004: a dividend yield of 0%; a risk-free interest rate of 4.22% and 4.2%; an expected life ranging from 5-10 years; and an expected volatility of 136% and 114%, respectively. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of ANI’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents ANI’s anticipated cash dividend over the expected life of the stock options.

The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to its stock-based employee Plan for options granted from 1999 to 2005, for the three and nine month periods ended June 30:

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Net income as reported	$668,000	$702,000	$1,682,000	$1,687,000
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified or settled, net of related tax
effects	(1,000)	(7,000)	(4,000)	(879,000)

Pro forma net income (loss)	$667,000	$695,000	$1,678,000	$808,000

Earnings (loss) per share:
Basic - as reported	$.14	$.13	$.36	$.33
Diluted - as reported	$.14	$.12	$.34	$.28
Basic - pro forma	$.14	$.13	$.36	$.16
Diluted - pro forma	$.14	$.11	$.34	$.13

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

A summary of stock option activity of options to employees, officers and directors, for the nine months ended June 30, 2006 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at October 1, 2005	655,354	$2.75	6.0	$753,700

Granted	—
Exercised	(83,333)	.49
Forfeited	—

Outstanding at June 30, 2006	572,021	$3.08	5.3	$297,500

Exercisable at June 30, 2006	562,021	$3.12	5.3	$269,800

During the nine months ended June 30, 2006, no options to purchase shares of common stock were granted under the Plan to employees, officers and directors and no options to acquire shares of common stock were cancelled due to forfeitures. During January 2005, the Company’s board of directors granted options to purchase 220,000 shares of common stock at $3.95 to $4.35 per share under the Plan. The exercise price was equivalent to the fair market value of the common stock when granted, and the options have terms ranging from five to ten years.

NOTE 4 — DEBT AGREEMENTS

The Company has a $6.5 million credit facility with a bank that provides the Company with a $2.5 million revolver and a $4.0 million term loan (the “Credit Facility”). Interest on the outstanding loan balance is paid monthly and the term loan portion of the facility requires quarterly principal payments of approximately $250,000 that commenced September 1, 2005, increase to $312,500 on September 1, 2006 and increase to $437,500 on September 1, 2007 over the three-year life of the loan. Additional annual principal payments are due, as defined under the Credit Facility, commencing at the end of the year ending September 30, 2006. Future fiscal year minimum payments on the term loan are $312,500 due for the remainder of 2006, $1,375,000 due in 2007 and $1,312,500 due in 2008. As of June 30, 2006, the total balance outstanding under the term loan portion of the facility amounted to $3,000,000, of which $1,250,000 is classified as a current liability. As of June 30, 2006, an overpayment of $622,647 had been made on the revolver. The Company had additional borrowings available under its revolver of approximately $3,122,000, at June 30, 2006, based upon the overpayment, and accounts receivable and inventory levels.

Borrowings under the Credit Facility mature in July 2008, are collateralized by substantially all of the Company’s assets, and bear interest at rates that fluctuate with the prime rate, with the revolver at 0.5% over prime (not to be less than a total rate of 6.25%), 8.75% at June 30, 2006, and the term loan at 3.0% over prime (not to be less than a total rate of 8.75%), 11.25% at June 30, 2006.

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

The Credit Facility, as amended, contains a number of covenants, which include, among other items, maintenance of specified minimum EBITDA, fixed charge ratios and maximum senior debt leverage ratios, as well as limitations on capital expenditures and the payment of dividends. As of June 30, 2006, the Company was in compliance with the covenants of the Credit Facility.

NOTE 5 — CONTINGENCIES

The Company’s subsidiary, Bactolac, from time to time has pending legal actions and claims incurred in the normal course of business. In the opinion of management no such claims currently outstanding, when ultimately resolved, are estimated to have a material impact on the Company’s financial position or results of operations.

NOTE 6 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of non-cash investing and financing activities during the nine months ended June 30, 2006:

	2006	2005
Issuance of 83,333 shares of common stock in 2006
for cashless exercise of options	$—	$—

Supplemental disclosure of cash flow information:

Federal and state income taxes paid	$75,000	$—

Interest paid	$443,500	$84,000

NOTE 7 — SUBSEQUENT EVENTS

Subsequent to June 30, 2006, a director exercised stock options to acquire 7,536 common shares for $0.46 per share, generating proceeds of $3,467 to the Company. These 7,536 shares were thereupon surrendered (and retired) to exercise on a cashless basis, as provided in the Plan, a total of 27,587 common shares.

Subsequent to June 30, 2006, in a filing with the Securities and Exchange Commission (the “SEC”), the Company proposed to reverse split its common stock on the basis of one share for each 500 shares outstanding. Fractional shares resulting from the reverse stock split will be re-purchased by the Company for $4.00 per share on a pre-reverse stock split basis. The purpose of the reverse stock split is to reduce the number of shareholders of record of the Company below 300, which will enable the Company to terminate the registration of its common stock under the Securities Exchange Act of 1934. Following the reverse stock split and common stock de-registration, the Company will no longer be required to comply with the SEC’s public reporting obligations and its common stock will no longer be traded on the OTC Bulletin Board system. As a result of the reverse stock split, the number of issued and outstanding shares of the Company’s common stock is expected to be reduced from approximately 4,733,678 to approximately 9,467 and the number of shareholders of record is expected to be reduced from approximately 3,000 to approximately 50. The Company intends to utilize cash of up to approximately $1,000,000 to re-purchase fractional shares resulting from the reverse stock split. Such re-purchased shares will then be retired by the Company. In addition, in its filing with the SEC, the Company proposed to change its name to Bactolac Pharmaceutical, Inc.

The Company is in discussions with its senior lender to amend the Credit Facility to, among other items, increase the revolver portion of the Credit Facility to $3.0 million from $2.5 million, to permit the fractional share repurchase following the reverse stock split and to revise certain financial covenants. The Company intends to fund a portion of the fractional share re-purchase by drawing on the revolver.

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

Comparison of the Presented Results of Operations for the Nine Months Ended June 30, 2006 to the Nine Months Ended June 30, 2005

        Net sales for the 2006 period totaled $20,550,000, a $3,749,000 or 22% increase over the 2005 period. The increase was attributable to expanded sales of products to existing customers and new customers that have recently been obtained.

        Gross profit for the 2006 period increased to $5,862,000, a $733,000 increase compared to the 2005 amount. Gross profit as a percentage of net sales decreased to 28.5% in 2006, as compared to 30.5% in the 2005 period. The change resulted primarily from higher levels of costs being incurred in 2006 for quality related testing and control functions, increases in raw material costs, manufacturing overhead expansion as well as changes in the product mix during the period.

        Total operating expenses increased to $2,659,000 in 2006 from $2,400,000 in 2005. This represents an increase of $259,000, or 10.8%. The increase relates primarily to increased expenses associated with additional personnel.

        Interest expense increased to $473,000 in 2006 from $153,000 in 2005. This increase of $319,000 relates primarily to higher levels of debt in the 2006 period following the new term loan agreement that was entered into in late 2005.

Comparison of the Presented Results of Operations for the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005.

        Net sales for the 2006 period totaled $8,112,000, a $1,327,000 or 20% increase over the 2005 period. The increase was primarily attributable to increased sales of products to new customers and existing customers.

        Gross profit for the 2006 period increased to $2,158,000, a $160,000 increase compared to the 2005 amount. Gross profit as a percentage of net sales decreased to 26.6% in 2006, as compared to 29.4% in the 2005 period. The change resulted primarily from higher levels of costs being incurred in 2006 for quality related testing and control functions, increases in raw material costs, manufacturing overhead expansion as well as changes in the product mix during the period.

        Total operating expenses increased to $922,000 in 2006 from $889,000 in 2005. This represents an increase of $34,000, or 4%. The increase relates primarily to net increased expenses associated with additional personnel.

        Interest expense increased to $148,000 in 2006 from $39,000 in 2005. This increase of $108,000 relates primarily to higher levels of debt in the 2006 period following the new term loan agreement that was entered into in late 2005.

Liquidity and Capital Resources

        At June 30, 2006, the Company had working capital of $5,507,000. ANI meets its working capital and capital expenditure requirements, including funding for debt repayments, mainly through net cash provided from Bactolac. Management plans to continue to strive to maintain and enhance the profitability of the Bactolac operation to meet currently anticipated funding requirements. The Company uses the revolver under its Credit Facility to fund intra-month working capital needs primarily for inventory purchases.

        The Company has a $6.5 million credit facility with a bank that provides the Company with a $2.5 million revolver and a $4.0 million term loan (the “Credit Facility”). Interest on the outstanding loan balance is paid monthly and the term loan portion of the facility requires quarterly principal payments of approximately $250,000 that commenced September 1, 2005, increase to $312,500 on September 1, 2006 and increase to $437,500 on September 1, 2007 over the three-year life of the loan. Additional annual principal payments are due, as defined under the Credit Facility, commencing at the end of the year ending September 30, 2006. Future fiscal year minimum payments on the term loan are $312,500 due for the remainder of 2006, $1,375,000 due in 2007 and $1,312,500 due in 2008. As of June 30, 2006, the total balance outstanding under term loan portion of the facility amounted to $3,000,000, of which $1,250,000 is classified as a current liability. As of June 30, 2006, an overpayment of $622,647 had been made on the revolver. The Company had additional borrowings available under its revolver of approximately $3,122,000, at June 30, 2006, based upon the overpayment, and accounts receivable and inventory levels.

        Borrowings under the Credit Facility mature in July 2008, are collateralized by substantially all of the Company’s assets, and bear interest at rates that fluctuate with the prime rate, with the revolver at 0.5% over prime (not to be less than a total rate of 6.25%), 8.75% at June 30, 2006, and the term loan at 3.0% over prime (not to be less than a total rate of 8.75%), 11.25% at June 30, 2006.

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

        The Credit Facility, as amended, contains a number of covenants, which include, among other items, maintenance of specified minimum EBITDA, fixed charge ratios and maximum senior debt leverage ratios, as well as limitations on capital expenditures and the payment of dividends. As of June 30, 2006, the Company was in compliance with the covenants of the Credit Facility.

        In connection with continued expansion and capacity upgrades of the business, the Company estimates that capital needs for equipment purchases and leasehold improvements during the balance of the 2006 fiscal year will total $100,000 to $200,000. It is expected that funding for the majority of the capital additions will be provided out of working capital with a portion funded out of the Credit Facility. Should potential new customer requirements dictate it, additional equipment needs could exceed these estimated amounts

        Subsequent to June 30, 2006, in a filing with the Securities and Exchange Commission (the “SEC”), the Company proposed to reverse split its common stock on the basis of one share for each 500 shares outstanding. Fractional shares resulting from the reverse stock split will be re-purchased by the Company for $4.00 per share on a pre-reverse stock split basis. The purpose of the reverse stock split is to reduce the number of shareholders of record of the Company below 300, which will enable the Company to terminate the registration of its common stock under the Securities Exchange Act of 1934. Following the reverse stock split and common stock de-registration, the Company will no longer be required to comply with the SEC’s public reporting obligations and its common stock will no longer be traded on the OTC Bulletin Board system. As a result of the reverse stock split, the number of issued and outstanding shares of the Company’s common stock is expected to be reduced from approximately 4,733,678 to approximately 9,467 and the number of shareholders of record is expected to be reduced from approximately 3,000 to approximately 50. The Company intends to utilize cash of up to approximately $1,000,000 to re-purchase fractional shares resulting from the reverse stock split. Such re-purchased shares will then be retired by the Company. In addition, in its filing with the SEC, the Company proposed to change its name to Bactolac Pharmaceutical, Inc.

         The Company is in discussions with its senior lender to amend the Credit Facility to, among other items, increase the revolver portion of the Credit Facility to $3.0 million from $2.5 million, to permit the fractional share repurchase following the reverse stock split and to revise certain financial covenants. The Company intends to fund a portion of the fractional share re-purchase by drawing on the revolver.

Operating Activities

        Net cash flows from operating activities generated approximately $1,781,000 in 2006 and generated approximately $1,447,000 in 2005.

        The net cash flow generated in 2006 resulted primarily from the $1,682,000 net income plus the non-cash depreciation and amortization of $347,000 and noncash $868,000 change in deferred taxes. This was reduced by a $1,869,000 increase in accounts receivable and a $1,323,000 increase in inventories to support the higher sales levels.

        The net cash flow generated in 2005 resulted primarily from the $1,687,000 income from operations plus non-cash depreciation and amortization expense of $292,000, a $237,000 increase in accounts payable, and a non-cash $909,000 change in deferred taxes. This was reduced by an $859,000 increase in inventories and an $842,000 increase in accounts receivable.

Investing Activities

        Investing activities consumed approximately $567,000 in 2006 for additions to equipment.

        Investing activities from continuing operations consumed approximately $1,949,000 in 2005, which consisted of $543,000 in equipment additions, with the balance used for the purchase of land being held for investment. Discontinued operations generated $109,000 in 2005 related to the sale of land that had been held for sale.

Financing Activities

        Financing activities consumed approximately $990,000 in 2006, consisting of cash from the net differences in borrowings and repayments under the Company’s debt obligations, including payments under the term loan component of the Credit Facility.

        Financing activities generated approximately $391,000 in 2005. This consisted primarily of $289,000 in cash generated from the exercise of stock options and otherwise net borrowings and repayments under the Company’s debt obligations.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

        Certain statements in Management’s Discussion and Analysis and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements or our industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,”“should,” “expect,” “plan,” “anticipate,”“intend,” “believe,” “estimate,” “predict,”“potential” or other comparable terminology. Please see the “Cautionary Note Regarding Forward-Looking Statements” in our Form 10-KSB for the year ended September 30, 2005 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

August 21, 2006	ADVANCED NUTRACEUTICALS, INC. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal Senior Vice President--Finance and Chief Financial Officer